Form 10-Q
period 1996-03-31
SFX BROADCASTING INC
filed 1996-05-15
CIK 908612

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996
                                                     OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________.

Commission file number: 0-22486

                            SFX BROADCASTING, INC.
            (Exact name of registrant as specified in its charter)


Delaware                                             13-3649750
(State of Incorporation)                            (I.R.S. Employer
                                                   Identification No.)

                       150 East 58th Street, 19th Floor
                           New York, New York 10155
                   (Address of principal executive offices)


Registrant's telephone number, including area code: (212)-407-9191

Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.01 par value
                               (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X         No
                                ---------         -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 28, 1996, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 6,458,215 and 1,000,000 respectively.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                March 31, 1996


PART I      FINANCIAL INFORMATION
                                                                                                          Page
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                                Number

         Consolidated Balance Sheets at March 31, 1996 and December 31, 1995..............................  3

         Consolidated Statements of Operations for Three Months Ended March 31, 1996
         and 1995.........................................................................................  4

         Consolidated Statements of Cash Flows for Three Months Ended March 31, 1996
         and 1995  .......................................................................................  5

         Notes to Consolidated Financial Statements ......................................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................... 10

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS............................................................................. 16

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.............................................................. 17


SIGNATURES

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                                                      March 31,            December 31,
                                                                                  ------------------     ----------------
ASSETS                                                                               (Unaudited)              (Note)
Current Assets:
Cash and cash equivalents.....................................................    $            3,349     $         11,893
Accounts receivable, net......................................................                16,805               18,034
Prepaid broadcast rights and other current assets.............................                 2,596                2,578
                                                                                  ------------------     ----------------
     Total current assets.....................................................                22,750               32,505

Property and equipment, at cost, less accumulated depreciation................                18,157               16,767
Broadcast licenses and other intangible assets, less accumulated amortization.               154,256              129,543
Notes receivable from related parties, including accrued interest.............                 4,518                4,439
Deposits on station acquisitions..............................................                   300                3,000
Other assets..................................................................                 2,871                1,083
                                                                                  ------------------     ----------------
     Total assets.............................................................    $          202,852     $        187,337
                                                                                  ==================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses.........................................    $            8,969     $          8,741
Accrued interest..............................................................                   283                2,303
Current portion of capital lease obligations..................................                   297                  311
Current portion of debt.......................................................                 3,053                  260
                                                                                  ------------------     ----------------
     Total current liabilities...................................................             12,602               11,615

Deferred income taxes payable.................................................                 7,415                7,415
Capital lease obligations, less current portion...............................                   583                  670
Debt, less current portion....................................................                16,252                  609
Subordinated notes............................................................                80,000               80,000
Other liabilities.............................................................                   704                  682
                                                                                  ------------------     ----------------
     Total liabilities........................................................               117,556              100,991

Redeemable preferred stock....................................................                 3,356                3,285

Shareholders' equity:
Common Stock..................................................................                    74                   74
Additional paid-in-capital....................................................               115,048              115,184
Accumulated deficit...........................................................               (33,182)             (32,197)
                                                                                  ------------------     ----------------
     Total shareholders' equity...............................................                81,940               83,061
                                                                                  ------------------     ----------------
     Total liabilities and shareholders' equity...............................    $          202,852     $        187,337
                                                                                  ==================     ================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



          See accompanying notes to consolidated financial statements

                                SFX BROADCASTING, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Operations
                           (In thousands, except share and per share amounts)
                                              (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                       1996                  1995
                                                                                 ----------------      ----------------
Revenue....................................................................      $         22,405      $         15,606
Less: agency commissions...................................................                 2,605                 1,889
                                                                                  ----------------      ----------------
Net revenue................................................................                19,800                13,717

Station operating expenses.................................................                14,056                 9,676
Depreciation, amortization and acquisition related costs...................                 2,299                 1,697
Corporate expenses.........................................................                 1,210                   807
                                                                                 ----------------      ----------------
Total operating expenses...................................................                17,565                12,180

Operating income...........................................................                 2,235                 1,537

Investment (income) loss...................................................                  (164)                    3
Interest expense...........................................................                 3,384                 2,432
                                                                                 ----------------      ----------------
Loss before income taxes...................................................                  (985)                 (898)
Income tax benefit.........................................................                    --                  (377)
                                                                                 ----------------      ----------------
Net loss...................................................................                  (985)                 (521)

Accretion of redeemable preferred stock....................................                   136                    71
                                                                                 ----------------      ----------------

Net loss  applicable to common stock.......................................               $(1,121)      $          (592)
                                                                                 ================      ================

Net loss per common share....................................................... $          (0.15)     $          (0.10)
                                                                                 ================      ================

Weighted average common shares outstanding......................................        7,458,215             5,916,445



          See accompanying notes to consolidated financial statements

                                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                               (In thousands)
                                                 (Unaudited)

                                                                                     Three Months Ended March 31,

                                                                                         1996                  1995
                                                                                   ----------------      ----------------
Operating Activities:
Net loss.......................................................................... $          (985)      $          (521)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization................................................           2,022                 1,697
     Interest on notes receivable from related parties............................             (79)                  (55)
     Deferred tax benefit.........................................................              --                  (377)
     Loss on sale of investments..................................................              --                    84
Changes in assets and liabilities:
     Decrease in accounts receivable..............................................           1,229                   526
     Increase in prepaid broadcast rights and other assets........................          (1,788)                 (640)
     Decrease in accrued interest payable.........................................          (2,020)               (2,258)
     Increase in accounts payable, accrued expenses and other liabilities.........              --                     2
                                                                                   ----------------      ----------------
 Net cash used in operating activities                                                      (1,621)               (1,542)

Investing activities:
Deposits on station acquisition...................................................            (300)                  --
Purchase of stations, net of cash acquired........................................         (22,487)                  --
Proceeds from the sale of short term investments..................................              --                 7,918
Issuance of related party note receivable.........................................              --                (2,000)
Proceeds from sale of assets......................................................              --                   300
Purchase of property, plant and equipment.........................................            (351)               (5,151)
Increase in other intangibles.....................................................          (2,055)                   --
                                                                                   ----------------      ----------------
Net cash (used in) provided by investing activities...............................         (25,193)                1,067

Financing activities:
Additions to debt issuance costs..................................................              --                (1,685)
Proceeds from senior loans........................................................          18,500                 2,000
Payments on senior loans and  capital lease obligations...........................            (165)                 (132)
Decrease in accrued stock acquisition cost........................................              --                (1,150)
Dividends paid on preferred stock.................................................             (65)                   --
                                                                                   ----------------      ----------------
Net cash provided by (used in) financing activities...............................          18,270                  (967)

Net decrease in cash and cash equivalents.........................................          (8,544)               (1,442)
Cash and cash equivalents at beginning of period..................................          11,893                 3,194
                                                                                   ----------------      ----------------
Cash and cash equivalents at end of period........................................ $         3,349       $         1,752
                                                                                   ================      ================





          See accompanying notes to consolidated financial statements

                           SFX BROADCASTING, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                         (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     Information with respect to the three months ended March 31, 1996 and 1995 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company, results of operations and cash flows for the periods presented.

     The results of operations for the three month period are not necessarily indicative of the results of operations for the full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

     In November 1995, the Company entered into an agreement to acquire Liberty Broadcasting, Incorporated ("Liberty") for a purchase price of approximately $236,000,000, subject to adjustment (the "Liberty Acquisition"). Liberty is a privately-held radio broadcasting company that owns and operates, provides programming to or sells advertising on behalf of 14 FM and six AM radio stations located in six markets: Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia. The Company entered into an agreement to sell three of the Liberty stations that operate in the Washington, DC/Baltimore, Maryland market for $25,000,000 (the "Washington Dispositions").

     In November 1995, the Company and Multi Market Radio, Inc., a publicly-held radio broadcasting company and an affiliate of the Company's Executive Chairman, ("MMR") entered into an exchange agreement (the "Letter Agreement") pursuant to which MMR agreed to acquire seven FM and four AM radio stations owned by Liberty and to assume a joint sales agreement ("JSA") from Liberty with respect to one FM station following the Company's acquisition of Liberty, in exchange for ten radio stations to be acquired by MMR (the "Exchange"). Pursuant to the MMR Merger Agreement (as defined herein), the Company and MMR canceled the Letter Agreement and MMR agreed to use its commercially reasonable efforts to transfer to the Company its rights under the following purchase agreements for the stations originally to be acquired by MMR and exchanged with the Company (the "Additional Acquisitions"). In addition, on December 27, 1995, MMR entered into a purchase agreement to acquire subtantially all of the assets of KQUE-FM and KNUZ-AM, both operating in Houston, Texas, for a purchase price of $38.0 million. Based upon an audit conducted by an environmental consultant of one of the sites used in connection KQUE-FM's and KNUZ-AM's business, MMR may elect to terminate such purchase agreement on or before June 15, 1996. the Company has been advised by MMR that although MMR has not elected to terminate the purchase agreement, it is unlikely that the purchase agreement will be completed on the terms set forth therein, and that MMR may attempt to negotiate a purchase agreement with the seller that reflects the environmental contamination at the site. There can be no assurance that MMR and the seller will be able to enter into an agreement with respect to the purchase of such stations. On January 26, 1996, MMR entered into an agreement to acquire substantially all of the assets of WSTZ-FM and WZRX-AM, both operating in Jackson, Mississippi, for a purchase price of $3.5 million. On January 22, 1996, MMR entered into an agreement to acquire substantially all of the assets of WROQ-FM, operating in Greenville, South Carolina, for a purchase price of $14.0 million. On January 18, 1996, MMR entered into an agreement to acquire substantially all of the assets of WTRG-FM and WRDU-FM, both operating in the Raleigh, North Carolina market, and WMFR-AM, WMAG-FM, and WTCK-AM (formerly, WWWB-AM), each operating in the Greensboro, North Carolina market, for an aggregate purchase price of approximately $38.0 million, subject to adjustment based on the broadcast cash flow of WTRG-FM and WRDU-FM. The Company posted $300,000 in cash and $6,750,000 in letters of credit as deposits for these purchase agreements. The Company and MMR have agreed that the Company will finance the purchase of such stations and that MMR will immediately thereafter transfer the purchased assets to the Company. MMR has entered into local marketing agreements(" LMAs") with the current owners of the stations operating in the Greenville, South Carolina, and Jackson, Mississippi markets,and concurrently therewith, MMR has entered into JSAs with the Company pursuant to which the Company was granted exclusive right to sell advertising on behalf of all but one of the stations in such markets. MMR has also entered into a JSA with the current owner of the stations operating in the Greensboro, North Carolina market, and concurrently therewith, the Company entered into a JSA with MMR with respect to such stations.

     In January 1996, the Company entered into an agreement granting it an option to acquire substantially all of the assets of radio station WHSL-FM, operating in Greensboro, North Carolina from HMW Communications, Inc. ("HMW"), for an aggregate purchase price of approximately $4,500,000 cash or 150,000 shares of Class A Common Stock of the Company (the "WHSL-FM Acquisition"). Concurrently therewith, the Company entered into a JSA with HMW with respect to such station.




     In February 1996, the Company exercised its option to acquire all of the assets used in the operation of WJDX-FM for a purchase price of $3,000,000 pursuant to the provisions of an option agreement dated as of December 15, 1993.

     In February 1996, the Company acquired all of the assets of WTDR-FM and WLYT-FM in Charlotte, North Carolina (the "Charlotte Acquisition") for aggregate consideration of approximately $24,750,000. The Company had provided programming and sold advertising on the stations pursuant to a LMA since April 1, 1995.

     In February 1996, the Company entered into an agreement to acquire from Prism Radio Partners, L.P. ("Prism"), a privately-held radio broadcasting company, substantially all of the assets used in the operation of ten FM and six AM radio stations, for approximately $105,250,000 (the "Prism Acquisition"). The Prism stations are located in five markets: Louisville, Kentucky; Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas. In April 1996, the Company entered into a letter of intent to sell three of the Prism stations that operate in the Louisville, Kentucky market for $19,500,000 (the "Louisville Dispositions") .

     The Liberty Acquisition, the Additional Acquisitions, the Prism Acquisition and the WHSL-FM Acquisition are hereinafter referred to collectively as the "Acquisitions". The Washington Dispositions, the Louisville Dispositions and the Dallas Disposition (as defined below) are referred to herein collectively as the "Dispositions".

     The timing and completion of the Acquisitions and the Dispositions are subject to a number of conditions, certain of which are beyond the Company's control, and there can be no assurance that such transactions will be approved by the FCC or completed on the terms described herein, or at all.

NOTE 3 - WRITE DOWN OF  BROADCAST RIGHTS AGREEMENT

     In August 1994, the Company entered into an agreement to broadcast Texas Rangers baseball games on KRLD-AM and to syndicate the games through Texas State Networks, for a period of four years, commencing with the 1995 season. While the contract contemplated the possibility of a baseball work stoppage, and contained certain provisions affording the Company partial relief from the payment of rights fees under certain specified conditions related to work stoppages, the nature of the major league baseball strike and consequently the damage to the value of the Texas Rangers broadcast rights has been more material than management had anticipated. The total rights fees under the four-year agreement, subject to adjustment, were stated at $17,000,000. In the second quarter of 1995, the Company recorded a charge of $5,000,000 with respect to the estimated diminished value of the contract.

     In March of 1996, the Company made its annual rights fee payment relating to the broadcast of Texas Rangers baseball games, reducing such payment by an amount calculated to reflect the adjustment provisions contained in the rights agreement with respect to the major league baseball labor dispute which resulted in the work stoppages during the 1994 and 1995 major league baseball seasons. The Company has received notice from the Texas Rangers disputing the adjustment and credits taken by the company. On April 11, 1996, in order to facilitate the Houston Exchange (as defined herein), the Company and the Texas Rangers amended the radio broadcast rights agreement. The amended terms provide for the termination of the agreement no later than November 30, 1996.

     The Company's estimate as to the carrying value of the contract is based on among other things, the projected revenue to be derived during the term. Due to the ongoing uncertainty surrounding major league baseball and related broadcast revenue, it is reasonable possible that the estimates may change.



NOTE 4 - SUBSEQUENT EVENTS

     In April 1996, the Company entered into an amended and restated agreement and plan of merger (the "MMR Merger") pursuant to which it has agreed to acquire Multi-Market Radio, Inc. ("MMR"). Following completion of the MMR Merger, MMR will become a wholly-owned subsidiary of the Company. MMR is a radio broadcasting company which owns and operates, provides programming to or sells advertising on behalf of 16 FM stations and one AM station located in seven markets: New Haven, Connecticut; Springfield/Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Little Rock, Arkansas and Myrtle Beach, South Carolina. MMR has entered into agreements or letters of intent to acquire WKSS-FM, Hartford, Connecticut, and WMYB-FM, Myrtle Beach, South Carolina, and to sell KOLL-FM, Little Rock, Arkansas, and

WRXR-FM and WKBG-FM, both operating in Augusta, Georgia (collectively the" MMR Dispositions"). MMR is currently negotiating the termination of a JSA with WCHZ-FM and LMA with WAEG-FM and WAEJ-FM, each operating in Augusta, Georgia.

     Upon consummation of the MMR Merger and subject to certain conditions, the outstanding securities of MMR will be converted into shares of common stock of the Company, as follows: (i) the 3,216,500 shares of Class A Common Stock of MMR and the 200,000 shares of Series B Convertible Preferred Stock of MMR will be converted into that number of shares of Class A Common Stock of the Company determined on the basis of the Exchange Ratio (as defined below) and (ii) the 140,000 shares of Class B Common Stock of MMR, the 360,000 shares of Class C Common Stock of MMR and 200,000 shares of Original Preferred Stock of MMR will be converted into the number of shares of Class B Common Stock of the Company determined on the basis of the Exchange Ratio.

     Exchange Ratio means the number of shares of Class A Common Stock or Class B Common Stock of the Company, as the case may be, to be issued in the MMR Merger equal to the quotient obtained by dividing $11.50 by the average price of the Company's Common Stock for the 20 consecutive trading days ending on the fifth trading day prior to the closing; provided, however, that (1) in the event that the Class A Common Stock Price exceeds $42.00 but is equal to or less than $44.00, then the Exchange Ratio shall be the quotient obtained by dividing (i) the sum of (A) $11.50, plus (B) the product of (I) twenty-five percent (25%) multiplied by (II) the difference between the Common Stock Price and $42.00 by (ii) the Common Stock Price, (2) in the event that the Common Stock Price exceeds $44.00, then the Exchange Ratio shall be the quotient obtained by dividing (i) the sum of (A) $12.00, plus (B) the product of (I) thirty percent (30%) multiplied by (II) the difference between the Class A Common Stock Price, or (3) in the event that the Class A Common Stock Price is less than $32.00 then the Exchange Ratio shall be .3593.

     Upon the completion of the MMR Merger, each outstanding option (the "MMR Options") or stock appreciation right (the "MMR SARs") issued pursuant to MMR's stock option plans, whether vested or unvested, will be assumed by the Company.

     Additionally, each outstanding (i) Class A Warrant (the "MMR Class A Warrants") and Class B Warrant (the "MMR Class B Warrants") of MMR issued in connection with MMR's public ofering in March 1994, (ii) option issued pursuant to the unit purchase options issued to the underwriters of MMR's public offering in March 1994, (iii) warrant issued to the underwriters of MMR's initial public offering in July 1993, (iv) warrant issued to The Huff Alternative Income Fund, L.P. and (v) options issued to Robert F.X. Sillerman outside MMR's stock option plans (collectively, the "MMR Warrants"), shall be assumed by the Company. Each holder of a MMR warrant will be entitled to that number of warrants of the Company, determined in the same manner as set forth above with respect to MMR Options assumed by the Company. For further information regarding the MMR Merger, see Form 8-K dated May 9, 1996 and filed with the Securities and Exchange Commission.

     The Company has entered into an agreement to exchange radio station KRLD-AM, operating in Dallas, Texas and the Texas State Networks, for radio station KKRW-FM, operating in Houston, Texas (the "Houston Exchange"), and has entered into a non-binding letter of intent to sell radio station KTCK-AM, operating in Dallas, Texas for approximately $14,000,000 (the" Dallas Disposition"). The Company estimates that it will pay $2,500,000 to the entity that sold it KTCK-AM in satisfaction of its contingent payment right and will redeem the Series C Redeemable Preferred Stock for $2,000,000.

     The Company has initiated a tender offer to repurchase all of its $80 million of senior subordinated notes (the"Old Notes"). The Company intends to finance the aforementioned transactions with private placements of senior subordinated notes (the "Note Offering") (the "Notes") and preferred stock (collectively, the "Financing").

     In April 1996, the Company and SCMC entered into a termination agreement pursuant to which the consulting arrangement between such parties was terminated in consideration for the assignment by SCMC to the Company of the right to receive certain consulting fees payable by MMR and Triathlon Broadcasting Company ("Triathlon"), the agreement to cancel $2.0 million of indebtedness plus accrued interest thereon owing from SCMC to the Company upon completion of the MMR Merger and the issuance of warrants to SCMC to purchase up to 600,000 shares of Class A Common Stock at an exercise price of $33 3/4 per share. Warrants in respect of 300,000 shares have vested and warrants in respect of the remaining 300,000 shares shall vest upon receipt of approval of the Company's stockholders. In connection with such agreement, the Company will recognize a non-recurring, non-cash charge to earnings of approximately $4.5 million during the second quarter of 1996, and $1.1 million upon completion of the MMR Merger, based upon the value of the warrant ($9.0 million) and the forgiveness of debt ($2.2 million) offset by the value of recurring consulting fees that will become payable by Triathlon to the Company ($5.6 million).

     On April 16, 1996, the Company entered into an agreement with R. Steven Hicks, the current President, Chief Executive Officer and Chief Operating Officer of the Company, pursuant to which they have agreed to terminate Mr. Hicks' employment agreement with the Company concurrently with the completion of the MMR Merger and to make certain payments in the aggregate amount of approximately $14.9 million to Mr. Hicks (the "the Hicks Agreement"). Mr.



Hicks has agreed to serve as a consultant to the Company during the five-year period commencing on the completion of the MMR Merger and the

Company has agreed to compensate him for such services at the rate of $150,000 per year. In addition, Mr. Hicks' employment agreement provides that the Company will repurchase Mr. Hicks' shares of Class A Common Stock at Mr.
Hicks' option at any time during the five-year period from the consummation of the MMR Merger at a price equal to the greater of $40.00 or the average closing price of the Class A Common Stock for the five business days preceding the repurchase. In additional, the Hicks Agreement provides that the Company forgive the $2.0 million loan made by the Company to Mr. Hicks and all accrued but unpaid interest thereon upon the termination of the Hicks Agreement, even if such termination is per cause.

     The Company entered into an agreement with D. Geoffrey Armstrong, Executive Vice President and Chief Financial Officer of the Company, pursuant to which the Company has agreed to make certain payments to Mr. Armstrong in the aggregate amount of $4.6 million and Mr. Armstrong has, among other things, agreed to serve as the Chief Operating Officer of the Company following the MMR Merger (the " Armstrong Agreement"). In addition, the Company and Mr. Armstrong each have the right to terminate Mr. Armstrong's employment with the Company one year after the consummation of the MMR Merger. In the event of such termination, Mr. Armstrong will receive $1.2 million and the Company will repurchase all of the stock options granted to Mr. Armstrong pursuant to the Company's Stock Option Plans.

     A charge to earnings of approximately $20.9 million will be taken in the second quarter in connection with these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the Acquisitions or the Dispositions, integration of the Acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes.

CERTAIN EFFECTS OF THE ACQUISITIONS AND THE DISPOSITIONS

     The Company currently owns and operates, provides programming to or sells advertising on behalf of 22 radio stations located in eight markets. Following completion of the Acquisitions and the Dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 69 radio stations (53 FM and 16 AM) located in 23 markets. The Company intends to finance the Acquisitions from the proceeds of the Financing and the Dispositions.

     Certain Charges. In April 1996, the Company and SCMC entered into the SCMC Termination Agreement pursuant to which the consulting arrangement between such parties was terminated in consideration for the assignment by SCMC to the Company of the right to receive certain consulting fees payable by MMR and Triathlon, the agreement to cancel $2.0 million of indebtedness plus accrued interest thereon owing from SCMC to the Company upon completion of the MMR Merger and the issuance of warrants to SCMC to purchase up to 600,000 shares of Class A Common Stock at an exercise price of $33 3/4 per share. In connection with such agreement, the Company will recognize a non-recurring, non-cash charge to earnings of approximately $4.5 million during the three-month period ended June 30, 1996, and $1.1 million upon completion of the MMR Merger based upon the value of the warrant ($9.0 million) and the forgiveness of debt ($2.2 million) offset by the value of recurring consulting fees ($5.6 million) that will become payable by Triathlon to the Company .

     The Company has allocated approximately $14.9 million and $4.6 million of the proceeds of the Financing to make payments to R. Steven Hicks, the current President and Chief Executive Officer of the Company, pursuant to the Hicks Agreement and D. Geoffrey Armstrong, Executive Vice President and Chief Financial Officer of the Company, pursuant to the Armstrong Agreement, respectively. In addition, the Hicks Agreement provides for a five-year consulting arrangement with Mr. Hicks at an annual consulting fee of $150,000 and for the repurchase of certain securities owned by Mr. Hicks for a purchase price of not less than $40.00 per share. The Company will recognize a non-recurring charge to earnings of approximately $20.0 million during the second quarter of 1996 as a result of the implementation of the Hicks Agreement and the Armstrong Agreement.

     In connection with financing the Acquisitions, the Company will use approximately $21.5 million of the proceeds of the Financing to repay all amounts owing under the Company's Old Credit Agreement (as defined herein). In addition, on May 2, 1996, the Tender Offer was commenced to purchase for cash up to all (but not less than a majority in principal amount) of the Old Notes (as defined herein) and the related Consent Solicitation to modify certain terms of the related indenture(the "Old Indenture"). The Company will recognize an extraordinary loss if all of the Old Notes are tendered, of approximately $12.1 million relating to the write-off of deferred financing costs of the Old Credit Agreement (as defined herein) and the costs of the Tender Offer during the quarterly period in which such payments are made.

     The Company expects that the Acquisitions will be accounted for using the purchase method of accounting and that the intangible assets created in the purchase transactions will be amortized against future earnings of the combined companies, that such amounts will be substantial and that they will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact the Company's Broadcast Cash Flow (as defined herein).

GENERAL

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto.

     The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. Broadcast Cash Flow is defined as net revenues (including, where applicable, fees earned by the Company pursuant to the SCMC Termination Agreement) less station operating expenses. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the

Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

     The primary source of the Company's revenues is the sale of advertising time on its radio stations. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

     The Company's revenues are primarily affected by the advertising rates its radio stations charge. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format.

     The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of trade agreements.

     The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. For the three months ended March 31, 1996, approximately 77% of the Company's revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

     The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

     Fee revenue from the SCMC Termination Agreement will fluctuate principally based upon the level of acquisition and financing activity of Triathlon above the minimum annual fees of $800,000 (which minimum fees shall increase to $1.0 million at such time as Triathlon has used an amount equal to the net proceeds of its last public offering in the manner contemplated by the registration statement filed in connection therewith) of which $625,000 is due in the first calendar quarter.

RESULTS OF OPERATIONS

     The Company's consolidated financial statements tend not to be directly comparable from period to period due to the Company's acquisition activity. The Company's acquisitions are generally accounted for using the purchase method of accounting.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     The Company's net revenues increased 44% to $19.8 million from $13.7 million, for the three months ended March 31, 1996 ("1996 quarter") and 1995 ("1995 quarter"), respectively, due to revenue increases at all of the Company's markets, $1.6 million of net revenues related to the inclusion of KYXY-FM, San Diego, California and KTCK-AM, Dallas, Texas, for the full 1996 quarter, $2.2 million of net revenues related to the JSA's of WMAG-FM, WTCK-AM, WMFR-AM, WHSL-FM, Greensboro, North Carolina, WSTZ-FM, Jackson, Mississippi, and WROQ-FM, Greenville, South Carolina, which were implemented in the 1996 quarter, and $1.9 million of net revenues for WTDR-FM and WLYT-FM, both operating in Charlotte, North Carolina, which the Company operated pursuant to an LMA since April 1, 1995 and which were acquired by the Company on February 1, 1996. The increase in net revenue from existing operations were related to strong radio advertising growth averaging approximately 8% in the Company's markets, combined with improved inventory management, ratings and other factors generally affecting sales and rates.

     Station operating expenses increased 45% to $14.1 million from $9.7 million in the 1995 quarter primarily due to the inclusion of expenses of $2.4 million related to KYXY-FM, San Diego, California, KTCK-FM, Dallas, Texas, and WTDR-FM and WLYT-FM, both operating in Charlotte, North Carolina, for the full 1996 quarter, and $1.8 million related to the JSA's discussed above.

     Depreciation, amortization and acquisition related costs increased 35% to $2.3 million from $1.7 million due to the inclusion of depreciation and amortization related to the San Diego and Dallas Acquisitions, and to $277,000 of certain one time acquisition related costs in Charlotte.

     Corporate, general and administrative expenses were $1.2 million and $807,000 for the 1996 quarter and 1995 quarter, respectively. Corporate, general and administrative expense as a percentage of net revenue was approximately 6% for both 1996 and 1995 quarter. Legal fees, audit fees and other professional fees increased by $85,000 over 1995 quarter and franchise taxes and other capital based taxes increased by $49,000 over 1995 quarter. Additionally, salaries, bonuses and deferred compensation for the Company's executive officers increased by $133,000 over 1995 quarter.

     Operating income was $2.2 million for the 1996 quarter as compared to income of $1.5 million for the 1995 quarter due to the results discussed above.

     Interest expense, net of investment income (loss), increased 32% to $3.2 million from $2.4 million in 1995 quarter, primarily due to the inclusion of $614,000 in LMA payments relating to the Charlotte Acquisition and JSA payments in Greensboro, Jackson and Greenville representing financing payments to the current owners compared to $50,000 in LMA payments for Dallas in the 1995 quarter. These payments will terminate upon acquisition of the stations but may be replaced by interest on debt that may be incurred as a result of the acquisitions. Additionally, interest on borrowings of $18.5 million related to the Charlotte Acquisition contributed to the increase.

     The Company recorded no income tax expense for the 1996 quarter compared to income tax benefit of $377,000 for the 1995 quarter. The Company has considered prudent and feasible tax planning strategies in assessing the need for a valuation allowance and has assumed $650,000 of benefit attributable to such strategies. In event the Company were to determine that such strategies would not be implemented, an adjustment to the deferred tax liability would be charged to income in the period such determination was made.

     The Company's net loss was $985,000 for the 1996 quarter compared to a net loss of $521,000 for the 1995 quarter due to the factors discussed above.

     Broadcast Cash Flow increased 42% to $5.7 million for the 1996 quarter from $4.0 million for the 1995 quarter. The increase was a result of growth in Broadcast Cash Flow in all of the Company's markets after consideration for the inclusion in the 1996 quarter of the results of the KYXY-FM, KTCK-AM, WTDR-FM, WLYT-FM, WROQ-FM, WSTZ-FM, WMAG- FM, WTCK-FM, WMFR-AM and WHSL-FM for the portion of the year the Company owned and operated, provided programming to or sold advertising on behalf of the stations.

     Results for the 1996 quarter include WLYT-FM and WTDR-FM, Charlotte, North Carolina, for which the Company had provided programming and sold advertising time pursuant to an LMA prior to its acquisition; KYXY-FM, San Diego, California, for which the Company had provided programming and sold advertising time pursuant to an LMA since January 1995 and was acquired on April 13, 1995; and KTCK-AM, Dallas, Texas for which the Company had provided programming and sold advertising time pursuant to an LMA since March 1995 and was acquired on September 14, 1995 and WMAG-FM, WTCK-AM, WMFR-AM and WHSL-FM, each operating in Greensboro, North Carolina; WSTZ-FM, Jackson, Mississippi; WROQ-FM, Greenville, South Carolina; for which the Company had sold advertising pursuant to a JSA beginning in the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for funds has historically been to fund the acquisition of radio stations, and to a lesser extent, capital expenditures and the redemption of outstanding securities. The Company's principal sources of funds for these requirements have historically been the proceeds from the public offerings of equity and debt securities, borrowings under credit agreements and, to a significantly lesser extent, cash flows from operations.

     Statements of Cash Flows. Net cash used in operating activities was $1.6 million for the 1996 quarter as compared to $1.5 million for the 1995 quarter.

     Net cash used in investing activities was $25.2 million in the 1996 quarter as compared to $1.1 million of cash provided by investing activities in the 1995 quarter. The cash used in investing activities in 1996 relates primarily to the Charlotte Acquisitions while the cash provided by investing activities in 1995 relates to the sale of investments offset by the purchase of a building in San Diego.

     Net cash provided by financing activities was $18.3 million for the 1996 quarter as compared to net cash used in financing activities of $967,000 in the 1995 quarter. The net cash provided by financing activities was primarily due to drawings under the Old Credit Agreement to fund the Charlotte Acquisitions.

     Historical Acquisitions and Dispositions. During the three months ended March 31, 1996, the Company acquired radio stations WTDR-FM and WLYT-FM (formerly WEZC-FM), both operating in Charlotte, North Carolina, for an aggregate purchase price of $24.8 million. The primary sources of funds for this acquisition were proceeds from the Company's public offering in June 1995 and funds available under the Old Credit Agreement.

     Pending Acquisitions and Dispositions. In November 1995, the Company entered into the Liberty Acquisition agreement pursuant to which it has agreed to acquire Liberty for a purchase price of $236.0 million. If Liberty's net working capital at the closing exceeds $8.25 million, such purchase price will be correspondingly increased. If such working capital is less than $8.25 million, the purchase price will be correspondingly reduced. In May 1996, the Company entered into an agreement to sell three stations to be acquired from Liberty (WXTR-FM, WXVR-FM and WQSI-AM, each operating in Washington, DC market) following completion of the Liberty Acquisition for $25.0 million.

     In February 1996, the Company entered into an agreement with Prism to acquire the Prism Stations for a purchase price of approximately $105.3 million (the "Prism Purchase Agreement") . The Company has deposited an irrevocable letter of credit in the amount of $5.3 million to secure its obligations under the Prism Purchase Agreement, which amount may be forfeited in the event the Company fails to complete the Prism Acquisition. In April 1996, the Company entered into an agreement to sell three stations to be acquired from Prism (WVEZ-FM, WTFX-FM and WWKY-AM, each operating in Louisville, Kentucky) following completion of the Prism Acquisition for aggregate consideration of $19.5 million.

     In April 1996, the Company entered into the MMR Merger pursuant to which it has agreed to acquire MMR in exchange for capital stock of the Company having a value estimated at approximately $72.0 million assuming the reported price is between $33.00 and $40.00 per share and an MMR Class A Common Stock price of $11.50 per share. In addition, MMR has entered into an agreement to acquire radio station WKSS-FM, Hartford, Connecticut, for a purchase price of $18.0 million of which $1.8 million was placed in escrow as a deposit by MMR (the "MMR Hartford Acquisition"). The Company has agreed to repay approximately $64.4 million of indebtedness of MMR, which includes indebtedness to be used to acquire WKSS-FM and WMYB-FM, Myrtle Beach, South Carolina, from the proceeds of the Financing and the anticipated exercise of MMR's Class A Warrants. The Company expects that MMR's outstanding Class A Warrants to purchase 1,839,500 shares of MMR Class A Common Stock will be exercised at an exercise price of $7.75 per share. MMR is entitled to call such warrants for redemption at a nominal price in the event that the trading price of MMR's Class A Common Stock exceeds $10.75 per share, on average, for twenty consecutive trading days following notice and a thirty-day opportunity to exercise such warrants. The Company anticipates that such notice will be issued and the warrants will be exercised within ninety days. Such exercise would result in net proceeds of approximately $13.6 million which would be used to fund a portion of the MMR Hartford Acquisition. In the event such exercise fails to occur, MMR's borrowing under its credit agreement would be repaid by the Company with additional borrowings under the New Credit Agreement at the time of the MMR Merger.

     MMR has also entered into agreements to acquire WROQ-FM, Greenville, South Carolina, WSTZ-FM and WZRX-AM, both operating in Jackson, Mississippi, WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina and WMFR- AM, WMAG-FM and WTCK-AM, each operating in Greensboro, North Carolina. The Company and MMR have agreed that the Company will finance the purchase of such stations and MMR will immediately thereafter transfer the purchased assets to the Company simultaneously with the purchase of such stations. The Company has entered into an agreement pursuant to which it has an option to acquire WHSL-FM, Greensboro, North Carolina, for a purchase price of $4.5 million or, at the seller's option, 150,000 shares of Class A Common Stock and has entered into an agreement to acquire WJDX-FM, Jackson, Mississippi, for a purchase price of $3.0 million. The aggregate purchase price for the Additional Acquisitions is approximately $63.5 million.

     In the event that the Company fails to consummate the Liberty Acquisition and the MMR Merger is terminated, the Company will be required, except in certain circumstances, to pay $3.5 million to MMR. In addition, the Company will be required to pay MMR $1.0 million in the event the majority of the combined voting power of SFX votes with respect to, but does not vote in favor of, the MMR merger.

     The Company has entered into an agreement to exchange its radio station KRLD-AM, Dallas, Texas, and the Texas State Networks for radio station KKRW-FM, Houston, Texas in the Houston Exchange, and has entered into a letter of intent to sell radio station KTCK-AM, Dallas, Texas for consideration of



$14.0 million. The Company estimates that it will pay $2.5 million to the entity that sold KTCK-AM in satisfaction of its contingent payment right and will redeem the Series C Redeemable Preferred Stock issued to such entity for $2.0 million.

     The Company intends to finance the Acquisitions, including the repayment of indebtedness of MMR, from the proceeds of the Financing, the Dispositions, the MMR Dispositions and the exercise of the MMR Class A Warrants and available cash.

     The Company anticipates that it will consummate all of the pending Acquisitions and Dispositions within 60 days of the closing of the Financing except for the MMR Merger, which is subject to stockholder approval and which the Company expects to complete during the third quarter of fiscal 1996, and the Houston Exchange, which the Company expects to complete within 120 days of the closing of the Financing. However, the closing of each of the transactions is subject to certain closing conditions, certain of which are beyond the Company's control, and there can be no assurance as to when such transactions will be completed or that they will be completed on the terms described herein, or at all. In the event that the Dispositions and exercise of MMR's Class A Warrants are not consummated in a timely manner, the Company my be required to seek additional financing. There can be no assurance that such financing will be available to the Company on commercially acceptable terms, if at all.

     The Company has allocated approximately $19.5 million of the proceeds of the Financing to make payments to Mr. Hicks pursuant to the Hicks Agreement and Mr. Armstrong pursuant to the Armstrong Agreement.

     The Company is also required to make annual payments of $1.0 million in each of 1996 and 1997 to redeem the series B Redeemable Preferred Stock.

     Sources of Liquidity. In March 1995, the Company entered into an amended $50.0 million senior credit facility (the "Old Credit Agreement") pursuant to which it has available a revolving line of credit of $45.0 million until September 30, 1996, at which time any outstanding indebtedness under the revolving line of credit converts to a term loan, and a working capital revolving loan of $5.0 million. The Company's obligations under the Old Credit Agreement are secured by substantially all of its assets in which a security interest may lawfully be granted, including property, stock of subsidiaries and accounts receivable, and are guaranteed by the subsidiaries of the Company. As of March 31, 1996, $18.5 million was outstanding under the Old Credit Agreement. In April 1996, the Company borrowed an additional $3.0 million for working capital. Upon completion of the Financing, the Company will repay all amounts owing under the Old Credit Agreement. In May 1996, the Company received a commitment from a lending institution to underwrite a new $150 million senior credit facility (the "the New Credit Agreement").

     In October 1993, the Company issued $80.0 million in aggregate principal amount of the subordinated notes (the "Old Notes") which have a maturity date of October 1, 2000. The Old Notes are senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt of the Company (including the Old Credit Agreement). On May 2, 1996, the Company commenced the Tender Offer to purchase for cash up to all (but not less than a majority in principal amount) of the Old Notes and the related Consent Solicitation to modify certain terms of the Old Indenture. The Company intends to repurchase all of the Old Notes that are tendered pursuant to the Tender Offer from proceeds of the Financing. If less than all of the Old Notes that are tendered in the Tender Offer, the Company may use funds available under the New Credit Agreement to repurchase or retire all such remaining Old Notes on or prior to their maturity.

   The Company is offering $440.0 in aggregate principal amount of the New Notes. Interest on the New Notes will accrue from their date of original issuance and will be payable semi-annually. The New Notes will be general unsecured obligations of the Company and will be subordinated in right of payment to senior debt of the Company. The New Notes are subject to redemption by the Company on or after 2001. The New Notes will be guaranteed on a senior subordinated basis by each of the Company's current and future subsidiaries. The indenture governing the New Notes will contain certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior debt and senior in right of payment to the New Notes, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of the assets of the Company.

   The Company is offering $120.0 million in aggregate liquidation preference of the Series D Preferred Stock. Dividends on the Series D Preferred Stock are payable quarterly in cash. The Series D Preferred Stock will be convertible into shares of Class A Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at the conversion price set forth in the Certificate of Designations. The Series D Preferred Stock is exchangeable in full but not in part, at the Company's option for Convertible Subordinated Exchange Notes due 2007. The Certificate of Designations will contain certain covenants that will, among other things, limit the ability of the Company and its subsidiaries to engage in transactions with their affiliates.








     The Company received a commitment from its lender with respect to the New Credit Agreement to increase availability under this facility from $50.0 million to up to $150.0 million for additional acquisitions and for working capital to the extent that the Dispositions and the exercise of the MMR Class A Warrants do not occur within 60 days of the closing of the Financing, as currently expected, borrowings will be required under the New Credit Agreement.

     The Company expects that any additional acquisitions of radio stations will be financed through funds generated from operations, cash on hand, funds which may be available under the New Credit Agreement and additional debt and equity financing. The availability of additional acquisition financing cannot be assured, and, depending on the terms of the proposed acquisition financing, could be restricted by the New Credit Agreement and/or the debt incurrence test under the Indenture.

     The Company's ability to make scheduled payments of principal of, or to pay interest on or to refinance, its debt (including the Old Notes, to the extent not tendered in the Tender Offer, and the Notes) and to make dividend payments on the Series D Preferred Stock and to redeem the Series B Redeemable Preferred Stock depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the radio stations to be acquired and the integration of such stations into the Company's operations. Based upon the Company's current level of operations and anticipated improvements, management believes that cash flow from operations, together with the net proceeds of the Financing, the Dispositions, the MMR Dispositions, the exercise of the MMR Class A Warrants and available borrowings under the New Credit Agreement, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, scheduled payments of interest on its debt and to make dividend payments on the Series D Preferred Stock and to redeem the Series B Redeemable Preferred Stock. Three can be no assurance that the Dispositions and the exercise of the MMR Class A Warrants will occur or that the Company's business will generate sufficient cash flow from operations, that anticipated improvements in operating results will be achieved or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its debt, to make dividend payments on the Series D Preferred Stock or to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of the Old Notes, to the extent not tendered in the Tender Offer, and the Notes or the aggregate liquidation preference of the Series D Preferred Stock prior to their respective maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of radio stations or otherwise for any such refinancing.

                         SFX BROADCASTING, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In a complaint (Civil Action No. 96602056) dated April 18, 1996, Paul
Pops, who purports to be a stockholder of MMR, brought suit in the Supreme
Court of the State of New York against MMR, each of the directors of MMR, the Company and Robert F.X. Sillerman seeking to enjoin the MMR Merger or, in the alternative, seeking monetary damages. The suit alleges that the consideration to be paid to the MMR stockholders in the MMR Merger is unfair and grossly inadequate. The suit also alleges that in connection with entering into the MMR Merger Agreement, the directors of MMR violated their fiduciary duties to MMR and its stockholders and that the Company aided and abetted such violation. The plaintiff is seeking to have his suit certified as a class action representing the interests of the stockholders of MMR. The Company has been informed that MMR believes the suit to be without substantial merit and intends to vigorously defend the action.

     In the opinion of management, there are no other material threatened or pending legal proceedings against the Company or any entity affiliated with Messrs. Sillerman or Hicks, which, if adversely decided, would have a material effect on the financial condition or prospects of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON REPORT 8-K
         (a)  Exhibits


              4.1    Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special
                     Rights of Preferred Stock and Qualifications Limitations and Restrictions thereof of the Company's
                     Series B Redeemable Preferred Stock.

              4.2    Certificate of DesignationsPreferences and Relative, Participating, Optional and Other Special
                     Rights of Preferred Stock and Qualifications Limitations and Restrictions thereof of the Company's
                     Series C Redeemable Preferred Stock.

              10.1   Option Agreement by and between the Capstar Communications of Mississippi, Inc. And SPUR
                     Capital Inc. dated December 15, 1993.

              10.2   Letter of Intent by and between the Company and Clear Channel Radio, Inc. Dated April 23, 1996.

              10.3   Letter of Intent by and between the Company and Susquehanna Radio Corp. dated April 11, 1996.

              10.4   Addendum to Employment Agreement by and between the Company and D. Geoffrey Armstrong dated
                     September 5, 1995.

              10.5   Amendment No. 1 to Amended and Restated Agreement and Plan of Merger (Incorporated by
                     Reference to Exhibit 10.9 to Multi-Market Radio, Inc.'s Form 10-Q for the quarter ended March 31,
                     1996).

              11.1   Statement Regarding Calculation of Per Share Earnings

              99.1   Asset Purchase Agreement by and between Multi-Market Radio, Inc. and Puritan Radiocasting
                     Company (Incorporated by Reference to Exhibit 10.1 to Multi-Market Radio, Inc.'s 10-Q for the
                     quarter ended March 31, 1996).

              99.2   Programming Agreement by and between Multi-Market Radio, Inc. and Puritan Radiocasting
                     Company (Incorporated by Reference to Exhibit 10.2 to Multi-Market Radio, Inc.'s 10-Q for the
                     quarter ended March 31, 1996).

              99.3   Asset Purchase Agreement by and between Multi-Market Radio, Inc. and Wilks Broadcast
                     Acquisitions, Inc. (Incorporated by Reference to Exhibit 10.3 to Multi-Market Radio, Inc.'s 10-Q
                     for the quarter ended March 31, 1996).

              99.4   Local Marketing Agreement by and between Multi-Market Radio, Inc. and Wilks Broadcast
                     Acquisitions, Inc. (Incorporated by Reference to Exhibit 10.4 to Multi-Market Radio, Inc.'s 10-Q
                     for the quarter ended March 31, 1996).

              99.5   Letter Agreement by and between Multi-Market Radio, Inc. and Jones Eastern Radio of Augusta,
                     Inc. (Incorporated by Reference to Exhibit 10.5 to Multi-Market Radio, Inc.'s 10-Q for the
                     quarter ended March 31, 1996).

              99.6   Local Market Agreement by and between Multi-Market Radio, Inc. and Jones Eastern Radio of
                     Augusta, Inc. (Incorporated by Reference to Exhibit 10.6 to Multi-Market Radio, Inc.'s 10-Q for the
                     quarter ended March 31, 1996).

              99.7   Local Market Agreement by and between Southern Starr of Arkansas, Inc. and Triathlon
                     Broadcasting of Little Rock, Inc. (Incorporated by Reference to Exhibit 10.9 to Multi-Market
                     Radio, Inc.'s 10-Q for the quarter ended March 31, 1996).


                                    - 17 -











              99.10  Advertising Brokerage Agreement by and between GMR Broadcasting, Inc. and Multi-Market
                     Radio of Augusta, Inc.  (Incorporated by Reference to Exhibit 10.53 to Multi-Market Radio, Inc.'s
                     Annual Report on Form 10-KSB  for the year ended December  31, 1995).

              99.11  Time Sales Agreement by and between Morey Organization, Inc. and Liberty Broadcasting Inc.
                     (Incorporated by Reference to Exhibit 10.59 to Multi-Market Radio, Inc.'s Annual
                     Report on Form 10-KSB  for the year ended December  31, 1995).

              99.12  Local Marketing Agreement by and between Yale Broadcasting Company, Inc. and General
                     Broadcasting of Connecticut, Inc.  (Incorporated by Reference to Exhibit 10.53 to Multi-Market
                     Radio, Inc.'s Annual Report on Form 10-KSB  for the year ended December  31, 1995).


         (b)  Reports on Form 8-K

              A report on form 8-K was filed on April 18, 1996 under item 5 thereof (other events) to disclose the execution of an Agreement and Plan of Merger, dated April 15, 1996, among the Company, Multi-Market
              Radio, Inc. and a wholly-owned subsidiary of SFX.

              A report on Form 8-K was filed on May 9, 1996 under item 5 thereof (other events) to disclose the commencement of the tender offer and consent solicitation for the company's outstanding 11 3/8% Senior
              Subordinated Notes, the execution of the Amended and Restated Agreement and Plan of Merger and the
              commencement of certain private placements.







           See accompanying notes to consolidated financial statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SFX BROADCASTING, INC.


Date:    May 15, 1996                 By: /s/ Howard Tytel
                                          ----------------------------------
                                              Howard J. Tytel
                                              Executive Vice President and
                                              Secretary


Date:   May 15, 1996                  By: /s/ D. Geoffrey Armstrong
                                          -----------------------------------
                                              D. Geoffrey Armstrong
                                              Vice President, Treasurer, and
                                              Chief Financial Officer