Form 10-Q/A
period 1996-03-31
SFX BROADCASTING INC
filed 1996-07-05
CIK 908612

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


ITEM 6.  EXHIBITS AND REPORTS ON REPORT 8-K
         (a)  Exhibits


             *4.1    Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special
                     Rights of Preferred Stock and Qualifications Limitations and Restrictions thereof of the Company's
                     Series B Redeemable Preferred Stock.

             *4.2    Certificate of DesignationsPreferences and Relative, Participating, Optional and Other Special
                     Rights of Preferred Stock and Qualifications Limitations and Restrictions thereof of the Company's
                     Series C Redeemable Preferred Stock.

             *10.1   Option Agreement by and between the Capstar Communications of Mississippi, Inc. And SPUR
                     Capital Inc. dated December 15, 1993.

             *10.2   Letter of Intent by and between the Company and Clear Channel Radio, Inc. Dated April 23, 1996.

             *10.3   Letter of Intent by and between the Company and Susquehanna Radio Corp. dated April 11, 1996.

             *10.4   Addendum to Employment Agreement by and between the Company and D. Geoffrey Armstrong dated
                     September 5, 1995.

             *10.5   Amendment No. 1 to Amended and Restated Agreement and Plan of Merger (Incorporated by
                     Reference to Exhibit 10.9 to Multi-Market Radio, Inc.'s Form 10-Q for the quarter ended March 31,
                     1996).

             *11.1   Statement Regarding Calculation of Per Share Earnings.

              27     Financial Data Schedule.

             *99.1   Asset Purchase Agreement by and between Multi-Market Radio, Inc. and Puritan Radiocasting
                     Company (Incorporated by Reference to Exhibit 10.1 to Multi-Market Radio, Inc.'s 10-Q for the
                     quarter ended March 31, 1996).

             *99.2   Programming Agreement by and between Multi-Market Radio, Inc. and Puritan Radiocasting
                     Company (Incorporated by Reference to Exhibit 10.2 to Multi-Market Radio, Inc.'s 10-Q for the
                     quarter ended March 31, 1996).

             *99.3   Asset Purchase Agreement by and between Multi-Market Radio, Inc. and Wilks Broadcast
                     Acquisitions, Inc. (Incorporated by Reference to Exhibit 10.3 to Multi-Market Radio, Inc.'s 10-Q
                     for the quarter ended March 31, 1996).

             *99.4   Local Marketing Agreement by and between Multi-Market Radio, Inc. and Wilks Broadcast
                     Acquisitions, Inc. (Incorporated by Reference to Exhibit 10.4 to Multi-Market Radio, Inc.'s 10-Q
                     for the quarter ended March 31, 1996).

             *99.5   Letter Agreement by and between Multi-Market Radio, Inc. and Jones Eastern Radio of Augusta,
                     Inc. (Incorporated by Reference to Exhibit 10.5 to Multi-Market Radio, Inc.'s 10-Q for the
                     quarter ended March 31, 1996).

             *99.6   Local Market Agreement by and between Multi-Market Radio, Inc. and Jones Eastern Radio of
                     Augusta, Inc. (Incorporated by Reference to Exhibit 10.6 to Multi-Market Radio, Inc.'s 10-Q for the
                     quarter ended March 31, 1996).

             *99.7   Local Market Agreement by and between Southern Starr of Arkansas, Inc. and Triathlon
                     Broadcasting of Little Rock, Inc. (Incorporated by Reference to Exhibit 10.9 to Multi-Market
                     Radio, Inc.'s 10-Q for the quarter ended March 31, 1996).













             *99.10  Advertising Brokerage Agreement by and between GMR Broadcasting, Inc. and Multi-Market
                     Radio of Augusta, Inc.  (Incorporated by Reference to Exhibit 10.53 to Multi-Market Radio, Inc.'s
                     Annual Report on Form 10-KSB  for the year ended December  31, 1995).

             *99.11  Time Sales Agreement by and between Morey Organization, Inc. and Liberty Broadcasting Inc.
                     (Incorporated by Reference to Exhibit 10.59 to Multi-Market Radio, Inc.'s Annual
                     Report on Form 10-KSB  for the year ended December  31, 1995).

             *99.12  Local Marketing Agreement by and between Yale Broadcasting Company, Inc. and General
                     Broadcasting of Connecticut, Inc.  (Incorporated by Reference to Exhibit 10.53 to Multi-Market
                     Radio, Inc.'s Annual Report on Form 10-KSB  for the year ended December  31, 1995).

             ---------------
             *       Previously filed


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



                                      SFX BROADCASTING, INC.



Date:   July 2, 1996                  By: /s/ D. Geoffrey Armstrong
                                          -----------------------------------
                                              D. Geoffrey Armstrong
                                              Vice President, Treasurer and
                                              Chief Financial Officer