Form 10-Q
period 1996-06-30
SFX BROADCASTING INC
filed 1996-08-14
CIK 908612

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                        .

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


Registrant's telephone number, including area code: ( 212)-407-9191

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

        Yes   [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 1996, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 6,431,897 and 856,156, respectively.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 1996


PART I     FINANCIAL INFORMATION
                                                                                                          Page
                                                                                                        Number


ITEM  1.   FINANCIAL STATEMENTS

         Consolidated Balance Sheets at June 30, 1996 (unaudited) and December 31, 1995..................  3

         Consolidated Statements of Operations for Three Months Ended June 30, 1996 and 1995 (unaudited)   5

         Consolidated Statements of Operations for Six Months Ended June 30, 1996 and 1995 (unaudited)...  6

         Consolidated Statements of Cash Flows for Six Months Ended June 30, 1996 and 1995 (unaudited)...  7

         Notes to Consolidated Financial Statements .....................................................  8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..................................................................... 13

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS............................................................................  20

ITEM 2.    CHANGES IN SECURITIES........................................................................  21

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................  22


SIGNATURES


PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      June 30,             December 31,
                                                                                        1996                   1995
                                                                                  -----------------      -----------------
ASSETS                                                                               (Unaudited)              (Note)
Current Assets:
Cash and cash equivalents.....................................................     $        378,794      $          11,893
Accounts receivable, net......................................................               23,697                 18,034
Prepaid broadcast rights and other current assets.............................                2,890                  2,578
                                                                                  -----------------      -----------------
     Total current assets.....................................................              405,381                 32,505

Property and equipment, at cost, less accumulated depreciation................               28,635                 16,767
Broadcast licenses and other intangible assets, less accumulated amortization.              202,726                129,543
Receivables from affiliates, including accrued interest.......................                2,420                  4,439
Deposits on station acquisitions..............................................               12,313                  3,000
Other assets..................................................................                9,977                  1,083
                                                                                  -----------------      -----------------
     Total assets.............................................................    $         661,452      $         187,337
                                                                                  =================      =================





Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                      June 30,             December 31,
                                                                                        1996                   1995
                                                                                  -----------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                    (Unaudited)           (Note)
Current Liabilities:
Accounts payable and accrued expenses.........................................    $          13,522      $           8,741
Accrued interest..............................................................                4,833                  2,303
Current portion of capital lease obligations..................................                  224                    311
Current portion of debt.......................................................                  199                    260
                                                                                  -----------------      -----------------
     Total current liabilities................................................               18,778                 11,615

Deferred income taxes payable.................................................                7,415                  7,415
Capital lease obligations, less current portion...............................                1,254                  1,352
Debt, less current portion....................................................                  576                    609
Subordinated notes............................................................              450,594                 80,000
                                                                                  -----------------      -----------------
     Total liabilities........................................................              478,617                100,991

Redeemable preferred stock....................................................              152,928                  3,285

Shareholders' Equity:
Class A voting common stock, $.01 par value; 10,000,000 shares authorized;
     6,458,215 issued; 6,431,897 outstanding at June 30, 1996, and
     6,458,215 outstanding at December 31, 1995...............................                   64                     64
Class B voting convertible common stock, $.01 par value;1,000,000 shares authorized; 1,000,000 issued;  856,126 outstanding at June 30,1996, and
     1,000,000 outstanding at December 31, 1995...............................                   10                     10
Additional paid-in-capital....................................................              111,482                115,184
Treasury stock; 170,192 shares................................................               (6,393)                    --
Accumulated deficit...........................................................              (75,256)               (32,197)
                                                                                  -----------------      -----------------
     Total shareholders' equity...............................................               29,907                 83,061
                                                                                  -----------------      -----------------
     Total liabilities and shareholders' equity...............................    $         661,452      $         187,337
                                                                                  =================      =================







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


          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    Three Months Ended June 30,
                                                                                ----------------------------------------
                                                                                       1996                  1995
                                                                                 ----------------      ----------------

Revenue......................................................................... $         31,573      $         23,550
Less: agency commissions........................................................            3,819                 2,826
                                                                                 ----------------      ----------------
Net revenue.....................................................................           27,754                20,724

Station operating expenses......................................................           19,121                13,705
Depreciation, amortization, duopoly integration costs and acquisition related
     costs......................................................................            2,349                 1,987
Corporate expenses..............................................................            1,580                   972
Non-recurring charges including adjustments to broadcast rights agreement.......           27,489                 5,000
                                                                                 ----------------      ----------------
Total operating expenses........................................................           50,539                21,664

Operating loss..................................................................          (22,785)                 (940)

Investment income...............................................................           (2,134)                 (102)
Interest expense................................................................            6,204                 3,635
                                                                                 ----------------      ----------------
Loss before income taxes and extraordinary item.................................          (26,855)               (4,473)
Income tax benefit..............................................................               --                (1,923)
                                                                                 ----------------      ----------------
Loss before extraordinary item..................................................          (26,855)               (2,550)
Extraordinary loss on debt retirement...........................................           15,219                    --
                                                                                 ----------------      ----------------
Net loss........................................................................          (42,074)               (2,550)

Redeemable preferred stock dividends and accretion..............................              831                    73
                                                                                 ----------------      ----------------

Net loss applicable to common stock............................................. $        (42,905)     $         (2,623)
                                                                                 ================      ================

Net loss per common share before extraordinary item............................. $          (3.72)     $          (0.44)

Extraordinary loss on debt retirement per common share..........................            (2.05)                   --
                                                                                 ----------------      ----------------
Net loss per common share....................................................... $         ( 5.77)     $          (0.44)
                                                                                 ================      =================
Weighted average common shares outstanding......................................        7,437,642             5,976,058



          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                 --------------------------------------
                                                                                       1996                  1995
                                                                                 ----------------      ----------------

Revenue......................................................................... $         53,978      $         39,156
Less: agency commissions........................................................            6,424                 4,715
                                                                                 ----------------      ----------------
Net revenue.....................................................................           47,554                34,441

Station operating expenses......................................................           33,177                23,381
Depreciation, amortization, duopoly integration costs and acquisition related
     costs......................................................................            4,648                 3,684
Corporate expenses..............................................................            2,790                 1,779
Non-recurring charges including adjustments to broadcast rights agreement.......           27,489                 5,000
                                                                                 ----------------      ----------------
Total operating expenses........................................................           68,104                33,844

Operating (loss) income.........................................................          (20,550)                  597

Investment income...............................................................           (2,298)                  (99)
Interest expense................................................................            9,588                 6,067
                                                                                 ----------------      ----------------
Loss before income taxes and extraordinary item.................................          (27,840)               (5,371)
Income tax benefit..............................................................               --                (2,300)
                                                                                 ----------------      ----------------
Loss before extraordinary item..................................................          (27,840)               (3,071)
Extraordinary loss on debt retirement...........................................           15,219                    --
                                                                                 ----------------      ----------------
Net loss........................................................................          (43,059)               (3,071)

Redeemable preferred stock dividends and accretion .............................              967                   144
                                                                                 ----------------      ----------------

Net loss applicable to common stock............................................. $        (44,026)     $         (3,215)
                                                                                 ================      ================

Net loss per common share before extraordinary item............................. $          (3.87)      $         (0.54)
Extraordinary loss on debt retirement per common share..........................            (2.04)                   --
                                                                                 ----------------      ----------------
Net loss per common share....................................................... $          (5.91)     $          (0.54)
                                                                                 ================      ================

Weighted average common shares outstanding......................................        7,447,929             5,946,251


          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                   --------------------------------------
                                                                                         1996                  1995
                                                                                   ----------------      ----------------
Operating Activities:
Net loss..........................................................................        $(43,059)              $(3,071)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization................................................           4,371                 3,684
     Interest on receivables from related parties.................................            (158)                 (134)
     Non-cash portion of non-recurring charge.....................................           8,578                    --
     Deferred tax benefit.........................................................              --                (2,300)
     Loss on sale of investments..................................................              --                    84
     Write off of debt costs......................................................           5,593                    --
Changes in assets and liabilities:
     Increase in accounts receivable..............................................          (5,601)               (3,317)
     Increase in prepaid broadcast rights and other assets........................          (9,372)               (1,465)
     Increase in accrued interest payable.........................................           1,802                    36
     Increase in accounts payable, accrued expenses and other liabilities.........           3,238                 5,190
     Decrease in other liabilities................................................              --                  (294)
                                                                                   ----------------      ----------------
Net cash used in operating activities............................................          (34,608)               (1,587)

Investing activities:
Deposits on station acquisitions..................................................         (12,313)               (5,000)
Purchase of stations, net of cash acquired........................................         (73,404)              (14,642)
Proceeds from the sale of short term investments..................................              --                 7,918
Advances to related party.........................................................          (2,420)               (2,000)
Proceeds from sale of assets......................................................              --                   300
Purchase of property, plant and equipment.........................................            (639)               (6,031)
Increase in other intangibles.....................................................          (2,055)                   --
                                                                                   ----------------      ----------------
Net cash used in investing activities.............................................         (90,831)              (19,455)

Financing activities:
Additions to debt issuance costs..................................................         (14,910)               (1,848)
Proceeds from senior and subordinted debt.........................................         471,500                22,000
Payments on subordinated debt.....................................................         (79,406)                   --
Payments on senior loans and capital lease obligations............................         (21,801)                 (266)
Decrease in accrued stock acquisition cost........................................              --                (1,150)
Proceeds from preferred stock offering............................................         143,445                    --
Purchase of treasury stock........................................................          (6,393)                   --
Dividends paid on preferred stock ................................................             (95)                   --
                                                                                   ----------------      ----------------
Net cash provided by financing activities.........................................         492,340                18,736

Net increase (decrease) in cash and cash equivalents..............................         366,901                (2,306)
Cash and cash equivalents at beginning of period..................................          11,893                 3,194
                                                                                   ----------------      ----------------
Cash and cash equivalents at end of period........................................ $       378,794      $            888
                                                                                   ================      =================



          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     Information with respect to the three and six months ended June 30, 1996 and 1995 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of SFX Broadcasting, Inc. (the "Company" or "SFX"), for the periods presented.

     The results of operations for the three and six month period are not necessarily indicative of the results of operations for the full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.



NOTE 2 - RECENTLY COMPLETED ACQUISITIONS AND DISPOSITIONS

     In June 1996, SFX acquired substantially all of the assets of WROQ-FM, Greenville, South Carolina, for approximately $14.0 million (the "Greenville Acquisition") and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina for approximately $36.8 million (the "HMW Acquisition"). Multi-Market Radio, Inc. ("MMR"), a publicly held radio broadcasting Company in which the Company's Chief Executive Officer is a significant shareholder, initially entered into the acquisition agreements relating to these stations. SFX and MMR agreed that SFX would finance the purchase of such stations and that MMR would transfer the purchased assets to SFX simultaneously with the acquisition by MMR. The Company has recorded the HMW Acquisition and the Greenville Acquisition using the purchase method of accounting based on the preliminary allocation of the purchase price. The amounts recorded are subject to change based on the final allocation of the purchase price.

     In July 1996, SFX acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi for a purchase price of approximately $3.0 million (the "Jackson Acquisition").

     In July 1996, SFX acquired from Prism Radio Partners L.P. ("Prism"), a privately-held radio broadcasting company, substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas (the "Prism Acquisition"). The purchase price was approximately $82.8 million.

     In July 1996, SFX acquired Liberty Broadcasting Inc. ("Liberty Broadcasting") for a purchase price of approximately $227.0 million, plus $10.5 million for working capital (the "Liberty Acquisition"). Liberty Broadcasting was a privately-held radio broadcasting company which owned and operated or provided programming to or sold advertising on behalf of 14 FM and six AM radio stations (the "Liberty Stations") located in six markets; Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford Connecticut; Albany, New York and Richmond, Virginia.

     In July 1996, SFX sold three of the Liberty Stations operating in the Washington, DC/Baltimore, Maryland market (the "Washington Dispositions"), for $25.0 million, of which approximately $22.0 million was received by SFX at the closing and the remainder of which will be paid to SFX upon the satisfaction of certain conditions.

     The Greenville Acquisition, the HMW Acquisition, the Jackson Acquisition, the Prism Acquisition and, the Liberty Acquisition are collectively herein referred to as the "Completed Acquisitions."

NOTE 3 - OTHER RECENT TRANSACTIONS

     AGREEMENT WITH SCMC. On April 15, 1996, SFX and Sillerman Communications Management Corporation ("SCMC"), a corporation controlled by Robert F. X. Sillerman, the Chief Executive Officer of the Company, entered into the SCMC Termination Agreement pursuant to which SCMC assigned to SFX its rights to receive fees for consulting and marketing services payable by each

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

of MMR and Triathlon Broadcasting Company ("Triathlon"), a publicly-traded radio company operating in small and medium-sized markets in the midwest and west, except for fees relating to certain transactions pending at the date of such agreement, and SFX and SCMC terminated the arrangement pursuant to which SCMC performed financial consulting services for SFX. In consideration therefor, SFX agreed to cancel $2.0 million of indebtedness plus accrued interest thereon owing from SCMC to the Company upon completion of the MMR Merger (as hereinafter defined) and SCMC received warrants to purchase up to 600,000 shares of Class A Common Stock of SFX at an exercise price, subject to adjustment, of $33.75 per share (the market price at the time the financial consulting arrangement was terminated) of which a warrant to purchase up to 300,000 shares is immediately exercisable. The exercise of the remaining warrants is subject to stockholder approval. In connection with such agreement, the Company recognized a non-recurring, non-cash charge to earnings of approximately $5.6 million during the three-month period ended June 30, 1996, which is one half of the value of the warrants (fair value of approximately $9 million) and loan forgiveness. The remainder will be allocated to the Triathlon Agreement and amortized over the life of the agreement. Subsequent to the termination of its current relationship with SCMC, SFX intends to perform internally the functions performed by SCMC.

     REPAYMENT OF OLD CREDIT AGREEMENT. On May 31, 1996, SFX repaid all amounts outstanding under its $50.0 million senior credit facility (the "Old Credit Agreement").

     PREFERRED STOCK OFFERING, NOTE OFFERING, AND NEW CREDIT AGREEMENT. In May 1996, SFX completed a private placement of $450.0 million in aggregate principal amount of its 10.75% Senior Subordinated Notes due 2006 (the "Note Offering") and a private placement of $149.5 million in aggregate liquidation preference of its Series D Preferred Stock (the "Preferred Stock Offering"). Pursuant to its contractual obligations with the original purchasers of the securities offered in the Note Offering and the Preferred Stock Offering, SFX filed registration statements with the Securities and Exchange Commission relating to an exchange offer for the notes that were the subject of the Note Offering and a "shelf" offering of the Series D Preferred Stock by the holders thereof. Such registration statements were declared effective in July 1996. In addition, SFX has received an underwritten commitment from its lender for a senior credit facility of $150.0 million and expects to enter into a definitive credit agreement (the "New Credit Agreement") with respect to such facility. SFX has been advised by its lender that it has received commitments significantly in excess of $150 million. The Company is currently considering whether to expand the facility beyond $150 million. There can be no assurance, however, that SFX will be able to enter into the New Credit Agreement on a timely basis or at all.

     TENDER OFFER. Concurrently with the closings of the Preferred Stock Offering and the Note Offering (collectively, the "Financing"), SFX completed the tender offer (the "Tender Offer") and a related consent solicitation (the "Consent Solicitation") with respect to its 11.375% Senior Subordinated Notes due 2000 (the "Old Notes"). SFX purchased approximately $79.4 million in principal amount of the $80.0 million in principal amount of the Old Notes outstanding in the Tender Offer. SFX also entered into a supplemental indenture amending the terms of the indenture pursuant to which the Old Notes were issued.

     AGREEMENTS WITH MESSRS. ARMSTRONG, BENSON AND HICKS. In April 1996, SFX entered into an Agreement (the "Armstrong Agreement") with D. Geoffrey Armstrong, Chief Financial Officer of SFX, pursuant to which Mr. Armstrong agreed to become the Chief Operating Officer of SFX concurrently with the completion of the MMR Merger (as hereinafter defined) and defer certain payments due to him under his employment agreement. SFX also agreed in the Armstrong Agreement to repurchase certain securities owned by Mr. Armstrong. In June 1996, Mr. Armstrong was designated by the Board of Directors to begin serving as the Chief Operating Officer of SFX and to resign as Chief Financial Officer of SFX upon the consummation of the MMR Merger. The $4.6 million paid pursuant to the Armstrong Agreement was expensed as a non-recurring charge. Concurrently with such agreement, SFX entered into an employment agreement with Thomas Benson pursuant to which he agreed to serve as Vice President of Financial Affairs of SFX and to serve as Chief Financial Officer of SFX upon the consummation of the MMR Merger. In June 1996, SFX entered into an Agreement (the "Hicks Agreement") with R. Steven Hicks, the former President, Chief Executive Officer, Chief Operating Officer and a Director of SFX, pursuant to which Mr. Hicks resigned from all positions held by him with SFX, sold to SFX all of the securities of SFX then owned by him or which he had the right to obtain and agreed to refrain from owning or operating for a period of one year from completion of the MMR Merger any direct or indirect interest in radio stations in certain markets in the United States in which SFX currently owns and operates, or subsequent to the MMR Merger, will own and operate radio stations in return for payments aggregating $18.6 million. The Company recorded a non-recurring charge in the quarter ended June 30, 1996 of $19.8 million in connection with the Armstrong Agreement and Hicks Agreement.

     AGREEMENT WITH MR. FERREL. In July 1996, SFX granted Michael G. Ferrel ten-year options to purchase up to 50,000 shares of Class A Common Stock at an exercise price of $33.75 per share. Such options are immediately exercisable. Such

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

options were granted to Mr. Ferrel in consideration for his serving as a consultant to SFX and in connection with his anticipated employment by SFX as its Chief Executive Officer. See Note 6--Pending MMR Merger. SFX will record a charge to earnings in the quarter ended September 30, 1996 in connection with these options of approximately $350,000.


NOTE 4 - TERMINATION OF BROADCAST RIGHTS AGREEMENT

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

     In March of 1996, the Company made its annual rights fee payment relating to the broadcast of Texas Rangers baseball games, reducing such payment by an amount calculated to reflect the adjustment provisions contained in the rights agreement with respect to the major league baseball labor dispute which resulted in the work stoppages during the 1994 and 1995 major league baseball seasons. The Company received notice from the Texas Rangers disputing the adjustment and credits taken by the Company. On April 11, 1996, in order to facilitate the Houston Exchange (as hereinafter defined), the Company and the Texas Rangers amended the radio broadcast rights agreement. The amended terms provide for the termination of the agreement no later than November 30, 1996. The Company recorded a $1,600,000 charge in the second quarter of 1996 related to the termination of the agreement and to adjust the value of the contract for the 1996 season.

NOTE 5 - PENDING ACQUISITONS AND DISPOSITIONS

     In connection with the Prism Acquisition, SFX has agreed to purchase from Prism substantially all of the assets used in the operation of two FM radio stations and one AM radio station, each operating in Louisville, Kentucky, upon renewal of the Federal Communications Commission ("FCC") licenses of such stations (the "Louisville Acquisition"). SFX has entered into two separate agreements to sell these stations upon their acquisition (the "Louisville Dispositions") for $19.5 million. SFX expects that it will recognize no gain or loss on the Louisville Dispositions.

     In addition, SFX has agreed to acquire substantially all of the assets of WHSL-FM, Greensboro, North Carolina, for a purchase price of $6.0 million (the "Greensboro Acquisition") and substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson, Mississippi, for approximately $3.5 million (the "Additional Jackson Acquisition"). MMR has entered into the acquisition agreements relating to these stations. SFX and MMR have agreed that SFX will finance the purchase of such stations and that MMR will transfer ownership of the stations to SFX simultaneously with the acquisition by MMR.

     SFX has also (i) entered into an agreement pursuant to which SFX will exchange radio station KRLD-AM, Dallas, Texas, and the Texas State Networks for radio station KKRW-FM, Houston, Texas (the "Houston Exchange"), (ii) entered into an agreement pursuant to which SFX will sell radio station
KTCK-AM, Dallas, Texas for approximately $11.5 million, net of certain anticipated payments to the original seller (the "Dallas Disposition"), and
(iii) entered into an agreement pursuant to which SFX will exchange three FM radio stations and one AM radio station, each operating in the Long Island, New York market, all of which were acquired in the Liberty Acquisition, for two FM radio stations, WAPE- FM and WFYV-FM, both operating in the Jacksonville, Florida market and both of which Chancellor Radio Broadcasting Company ("Chancellor") has agreed to acquire, and a payment to SFX in the amount of $11.0 million from Chancellor (the "Chancellor Exchange"). The Company does not expect to recognize a gain or loss on either the Houston Exchange or the Chancellor Exchange. Until the consummation of the Chancellor Exchange, SFX and Chancellor are providing programming and selling advertising pursuant to local marketing agreements on the Jacksonville radio stations and the Long Island radio stations, respectively.

     The Louisville Acquisition, the MMR Merger, the Greensboro Acquisition, the Additional Jackson Acquisition, the Houston Exchange and the Chancellor
Exchange are referred to herein collectively as the "Pending Acquisitions" The Pending Acquisitions and the Completed Acquisitions are referred to herein collectively as the "Acquisitions." The Louisville Dispositions and the Dallas Dispositions are referred to herein collectively as the "Pending
Dispositions." The Pending Dispositions and the Washington Disposition are referred to herein collectively as the "Dispositions."

                    SFX BROADCASTING, INC. AND SUBSIDIARIES


     The timing and completion of the Pending Acquisitions and the Pending Dispositions are subject to a number of conditions, certain of which are beyond SFX's control, and there can be no assurance that such transactions will be completed during such periods, approved by the FCC or completed on the terms described herein, or at all.


NOTE 6 - PENDING MMR MERGER

     In April 1996, the Company entered into an amended and restated agreement (the "Merger Agreement") and plan of merger (the "MMR Merger"), as amended in May and July 1996, pursuant to which it has agreed to acquire MMR. Following completion of the MMR Merger, MMR will become a wholly-owned subsidiary of the Company. MMR is a radio broadcasting company which owns and operates, provides programming to or sells advertising on behalf of 11 FM stations and one AM station located in seven markets: New Haven, Connecticut; Springfield/Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; and Myrtle Beach, South Carolina. MMR has entered into agreements or letters of intent to acquire WKSS-FM, Hartford, Connecticut, and WMYB-FM, Myrtle Beach, South Carolina, and to sell KOLL-FM, Little Rock, Arkansas (the "MMR Dispositions"). MMR is currently negotiating the termination of a Joint Sales Agreement ("JSA") with WCHZ-FM operating in Augusta, Georgia.

     Upon consummation of the MMR Merger and subject to certain conditions, including approval of the shareholders of MMR and SFX, the outstanding securities of MMR will be converted into shares of common stock of the Company as follows: (i) the shares of Class A Common Stock of MMR and the shares of Series B Convertible Preferred Stock of MMR will be converted into that number of shares of Class A Common Stock of the Company determined on the basis of the Exchange Ratio (as defined below) and (ii) the shares of Class B Common Stock of MMR, the shares of Class C Common Stock of MMR and shares of original preferred stock of MMR will be converted into the number of shares of Class B Common Stock of the Company determined on the basis of the Exchange Ratio.

     The Exchange Ratio means the number of shares of Class A Common Stock or Class B Common Stock of the Company, as the case may be, to be issued in the MMR Merger equal to the quotient obtained by dividing $12.00 by the average of the last bid and asked prices of the Company's Common Stock for the 20 consecutive trading days ending on the fifth trading day prior to the closing (the "Class A Common Stock Price"); provided, however, that (1) in the event that the Class A Common Stock Price exceeds $42.00 but is equal to or less than $44.00, then the Exchange Ratio shall be the quotient obtained by dividing (i) the sum of (A) $12.00, plus (B) the product of (I) twenty-five percent (25%) multiplied by (II) the difference between the Class A Common
Stock Price and $42.00 by (ii) the Class A Common Stock Price, (2) in the event that the Class A Common Stock Price exceeds $44.00, then the Exchange Ratio shall be the quotient obtained by dividing (i) the sum of (A) $12.50, plus (B) the product of (I) thirty percent (30%) multiplied by (II) the difference between the Class A Common Stock Price and $44.00, or (3) in the event that the Class A Common Stock Price is less than $32.00, then the Exchange Ratio shall be .3750.

     Upon the completion of the MMR Merger, each outstanding option or stock appreciation rights issued pursuant to MMR's stock option plans, whether vested or unvested, will be assumed by the Company.

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

     In the Merger Agreement, SFX agreed that, if requested by MMR, it would negotiate in good faith to enter into an agreement to advance up to $18.0 million to MMR to enable MMR to acquire WKSS-FM, Hartford, Connecticut, and up to $5.0 million to MMR for working capital. As of June 30, 1996, the Company had advanced MMR approximately $2.4 million for working capital (the "MMR Loan"), including $2 million which was paid to SCMC for investment banking services provided to MMR in connection with the MMR Merger. SFX and MMR are currently negotiating the terms of such loan. It is anticipated that the MMR Loan will be an interest at a rate of 12%. In addition, SFX and MMR agreed that Michael G. Ferrel, the Chief Executive Officer, Chief

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

Operating Officer and President of MMR, would become the Chief Executive Officer of SFX upon the consummation of the Merger and MMR agreed to make available to SFX, until the earlier of the termination of the Merger Agreement or the consumation of the MMR Merger, the services of Mr. Ferrel as a consultant to SFX to the extent that such services do not conflict with Mr. Ferrel's obligations to MMR. Upon completion of the MMR Merger the Company will be required to repay MMR's senior debt and senior subordinated notes totaling approximately $40.1 million and to treat any amounts outstanding under the MMR Loan as contributed capital.

     In addition, in the Merger Agreement, SFX has agreed to enter into a Local Marketing Agreement (the "LMA") with, and assigned its rights under a Joint Sales Agreement with respect to WYSR-FM, Albany, New York, to, MMR pursuant to which MMR will provide programming to and sell advertising on behalf of the following stations acquired by SFX from Liberty Broadcasting; WHCN-FM, WMRQ-FM and WPOP-AM, each operating in Hartford, Connecticut, WSNE-FM, WHJY-FM and WHJJ-AM, each operating in Providence, Rhode Island, WGNA-FM, WGNA-AM, WPYX-FM, WTRY-AM and WYSR-FM, each operating in Albany, New York, and WMXB-FM, operating in Richmond, Virginia (collectively, the "MMR Liberty Stations"). It is anticipated that these agreements will provide that substantially all of the Broadcast Cash Flow (as defined herein) generated by these stations will be paid by MMR to SFX. In the event that the Merger Agreement is terminated, except in certain circumstances, MMR will have the right, subject to the receipt of prior FCC approval, to acquire SFX's interests in the MMR Liberty Stations for $100.0 million, or, in certain circumstances, to acquire SFX's interests in the MMR Liberty Stations pursuant to an exchange of stations intended to qualify as a like-kind exchange under section 1031 of the Internal Revenue Code of 1986, as amended. The MMR Merger will be accounted for as a purchase transaction.

     The MMR Merger will be accounted for using the purchase method of accounting.










          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the Pending Acquisitions or the Pending Dispositions, integration of the Acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes.

GENERAL

     The Company currently owns and operates, provides programming to or sells advertising on behalf of 54 radio stations located in eighteen markets. Following completion of the Pending Acquisitions and the Pending Dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 64 radio stations (49 FM and 15 AM) located in 21 markets. The Company intends to finance the Pending Acquisitions from the remaining proceeds of the Company's recent Financing and the Dispositions.

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

     The primary source of the Company's revenue is the sale of advertising time on its radio stations. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

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

     The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. For the three and six months ended June 30, 1996, approximately 77% of the Company's revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

     The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

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

     Fee revenue from the SCMC Termination Agreement will fluctuate principally based upon the level of acquisition and financing activity of Triathlon above the minimum annual fees of $800,000 (which minimum fees shall increase to $900,000 at such time as Triathlon has used an amount equal to the net proceeds of its last public offering in the manner contemplated by the registration statement filed in connection therewith) of which $625,000 is due in the first calendar quarter of 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     The Company's net revenues increased 34% to $27.8 million from $20.7 million, for the three months ended June 30, 1996 ("1996 quarter") and 1995 ("1995 quarter"), respectively, due to revenue increases in all of the Company's markets, and net revenues related to the operations of WMAG-FM, WTCK-AM, WMFR-AM, and WHSL-FM, Greensboro, North Carolina, WSTZ-FM, Jackson, Mississippi, and WROQ-FM, Greenville, South Carolina, which the Company began operating in the first quarter of 1996, and the net revenues related to the operations of WRDU-FM and WTRG-FM, Raleigh, North Carolina, which SFX began operating in June 1996. The increase in net revenue from existing operations was related to strong radio advertising growth averaging approximately 11% in the Company's markets, combined with improved inventory management, ratings and other factors generally affecting sales and rates.

     Station operating expenses increased 40% to $19.1 million in the 1996 quarter from $13.7 million in the 1995 quarter primarily due to: the inclusion of expenses of $3.1 million related to the stations which SFX began operating as discussed above; and $1.8 million of increases in variable costs related to the increase in net revenues of the existing SFX stations.

     Depreciation, amortization, duopoly integration costs and acquisition related costs increased 15% to $2.3 million from $2.0 million due to the inclusion of depreciation and amortization related to the acquisition of WTDR-FM and WLYT- FM, Charlotte, North Carolina in February 1996 (the "Charlotte Acquisition") and the acquisition of KTCK-AM, Dallas, Texas, in September 1995 (the "Dallas Acquisition"), and to $277,000 of certain one time acquisition related costs in Charlotte.

     Corporate, general and administrative expenses were $1.6 million and $971,000 for the 1996 second quarter and 1995 second quarter, respectively. The increase reflects the growth in the Company's overall operations.

     The Company recorded a non-recurring charge of $27.5 million in the 1996 quarter which consisted primarily of payments in excess of the fair value of stock repurchased totaling $12.5 million to Mr. Hicks and the reserve by the Company of $2.3 million relating to the loan and accrued interest to Mr.
Hicks, $5.6 million related to the reserve of the loan and accrued interest to SCMC and the issuance of 600,000 warrants to SCMC, $4.6 million for the repurchase of Mr. Armstrong's options, and a charge of $1.6 million related to the early termination of the Company's contract to broadcast Texas Rangers baseball and an adjustment in the value of the contract for the 1996 season. In the 1995 quarter, the Company recorded a $5 million special charge related to the write down in value of the Company's broadcast rights of Texas Rangers baseball.

     Operating loss was $22.8 million for the 1996 quarter as compared to operating loss of $940,000 for the 1995 quarter due to the results discussed above.

     Interest expense, net of investment income, increased 15% to $4.1 million from $3.5 million in 1995 quarter, primarily due to one month of interest on the $450 million of subordinated debt issued in May 1996. Additionally, interest on borrowings of $21.5 million related to the Charlotte Acquisition that was completed in February 1996, contributed to the increase.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

     The Company incurred an extraordinary loss totaling $15.2 million in the 1996 quarter which consisted primarily of payments of $9 million for the repurchase premium and consent payments related to the early redemption of $79.4 million of the Old Notes in the Tender Offer and the related Consent Solicitation and the write-off of $5.6 million of debt issue costs.

     The Company recorded no income tax benefit for the 1996 quarter compared to income tax benefit of $1.9 million for the 1995 quarter. For the 1995 quarter the Company recorded a tax benefit based on the then anticipated tax rate for the full year. The Company has not provided a tax benefit for the 1996 quarter based upon the expectation of recording a full valuation allowance for the current year loss, prior to giving effect to the pending acquisitions.

     The Company's net loss was $42.1 million for the 1996 quarter compared to a net loss of $2.6 million for the 1995 quarter due to the factors discussed above.

     Broadcast Cash Flow increased 23% to $8.6 million for the 1996 quarter from $7.0 million for the 1995 quarter. The increase was a result of the inclusion in the 1996 quarter of the results of WRDU-FM, WTRG-FM, WROQ-FM, WSTZ-FM, WMAG-FM, WTCK-FM, WMFR-AM and WHSL-FM for the portions of the periods the Company owned and operated, provided programming to or sold advertising on behalf of the stations as well as improved results at the Company's existing stations in all markets except Jackson.

     Results for the 1996 quarter include WLYT-FM and WTDR-FM, Charlotte, North Carolina, for which the Company had provided programming and sold advertising time pursuant to an LMA prior to the Charlotte Acquisition;
KYXY-FM, San Diego, California, for which the Company had provided programming and sold advertising time pursuant to an LMA since January 1995 and was acquired on April 13, 1995; KTCK-AM, Dallas, Texas for which the Company had provided programming and sold advertising time pursuant to an LMA prior to the Dallas Acquisition; WMAG-FM, WTCK-AM, WMFR-AM and WHSL-FM, each operating in Greensboro, North Carolina; WSTZ-FM, Jackson, Mississippi; WROQ-FM, Greenville, South Carolina; for which the Company had sold advertising pursuant to a JSA beginning in the first quarter of 1996 quarter; and WRDU-FM and WTRG-FM, Raleigh North Carolina, which the Company acquired in June 1996.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     The Company's net revenues increased 38% to $47.6 million from $34.4 million, for the six months ended June 30, 1996 and 1995, respectively, due to revenue increases at all of the Company's markets, $5.8 million of net revenues related to the operations of WMAG-FM, WTCK-AM, WMFR-AM, and WHSL-FM, Greensboro, North Carolina, WSTZ-FM, Jackson, Mississippi, and WROQ-FM, Greenville, South Carolina, which were implemented in the first quarter of 1996, and the net revenues related to the operations of WRDU-FM and WTRG-FM, Raleigh, North Carolina, which SFX began operating in June 1996. The increase in net revenue from existing operations was related to strong radio advertising growth averaging approximately 9.6% in the Company's markets, combined with improved inventory management, ratings and other factors generally affecting sales and rates.

     Station operating expenses increased 42% to $33.2 million for the six months ended June 30, 1996 from $23.4 million for the six months ended June 30, 1995 primarily due to: the inclusion of expenses of $4.9 million related to the stations which SFX began operating as discussed above; the inclusion of expenses of $2.1 million related to KYXY-FM, San Diego, California, KTCK-AM, Dallas, Texas, and WTDR-FM and WLYT-FM, both operating in Charlotte, North Carolina for the entire six month period ended June 30, 1996; and $1.3 million of increases in variable expenses related to the increases of net revenue at the existing SFX stations.

     Depreciation, amortization, duopoly integration costs and acquisition related costs increased 26% to $4.6 million from $3.7 million due to the inclusion of depreciation and amortization related to the San Diego, Charlotte and Dallas Acquisitions, and to $277,000 of certain one time acquisition related costs in Charlotte.

      Corporate, general and administrative expenses were $2.8 million and $1.8 million for the six months ended June 30, 1996 and 1995, respectively. The increase reflects the growth in the Company's overall operations.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES


     The Company recorded a non-recurring charge of $27.5 million in the second quarter of 1996 which consisted primarily of payments in excess of the fair value of stock repurchased totaling $12.5 million to Mr. Hicks and the reserve by the Company of $2.3 million relating to the loan and accrued interest to Mr. Hicks, $5.6 million related to the reserve of the $2.0 million loan and accrued interest to SCMC and the issuance of 600,000 warrants to SCMC, $4.6 million of the repurchase of Mr. Armstrong's options, and a charge of $1.6 million related to the termination of the Company's contractual four-year broadcast rights of Texas Rangers baseball and an adjustment in the value of the contract for the 1996 season. In the 1995 quarter, the Company recorded a $5 million special charge related to the write down in value of the Company's broadcast rights of Texas Rangers baseball.

     Operating loss was $20.6 million for the six month period ended June 30, 1996 compared to operating income of $600,000 for the same period in 1995 due to the results discussed above.

     Interest expense, net of investment income, increased 22% to $7.3 million from $6.0 million in the period ended June 30, 1995, primarily due to one month of interest on the $450 million of subordinated debt issued in May 1996. Additionally, interest on borrowings of $21.5 million, of which $18.5 million was outstanding in the first quarter of 1996, related to the Charlotte Acquisition contributed to the increase.

     The Company incurred an extraordinary loss totaling $15.2 million in the period ended June 30, 1996 which consisted primarily of payments of $9 million for the repurchase premium and consent payments related to the early redemption of $79.4 million of the Company's Old Notes in the Tender Offer and the related Consent Solicitations and the write-off of $5.6 million of debt issue costs.

     The Company recorded no income tax benefit for the six month period ended June 30, 1996 compared to income tax benefit of $2.3 million for the same period ended 1995. For the 1995 quarter the Company recorded a tax benefit based on the then anticipated tax rate for the full year. The Company has not provided a tax benefit for the 1996 quarter based upon the expectation of recording a full valuation allowance for the current year loss, prior to giving effect to the pending acquisitions.

     The Company's net loss was $43.1 million for the six month period ended June 30, 1996 compared to a net loss of $3.1 million for the same period ended 1995 due to the factors discussed above.

     Broadcast Cash Flow increased 30% to $14.4 million for the six months ended June 30, 1996 from $11.1 million for the 1995 period. The increase was primarily a result of the inclusion of the results of KYXY-FM, KTCK-AM, WTDR-FM, WLYT-FM, WRDU-FM, WTRG-FM, WROQ-FM, WSTZ-FM, WMAG-FM, WTCK-FM, WMFR-AM and WHSL-FM for the portions of the periods the Company owned and operated, provided programming to or sold advertising on behalf of the stations as well as improved results at the Company's existing stations in all markets except Jackson.

     Results for the six month period ending June 30, 1996 include WLYT-FM and WTDR-FM, Charlotte, North Carolina, for which the Company had provided programming and sold advertising time pursuant to an LMA prior to its acquisition in the first quarter of 1996; KYXY-FM, San Diego, California, for which the Company had provided programming and sold advertising time pursuant to an LMA since January 1995 and was acquired on April 13, 1995; KTCK-AM, Dallas, Texas for which the Company had provided programming and sold advertising time pursuant to an LMA since March 1995 and was acquired on September 14, 1995; WMAG-FM, WTCK-AM, WMFR-AM and WHSL-FM, each operating in Greensboro, North Carolina; WSTZ-FM, Jackson, Mississippi; WROQ-FM, Greenville, South Carolina; for which the Company had sold advertising pursuant to a JSA beginning in the first quarter of 1996 quarter; and WRDU-FM and WTRG-FM, Raleigh North Carolina, which the Company acquired in June 1996.

     FUTURE CHARGES. In April 1996, the Company and SCMC entered into the SCMC Termination Agreement pursuant to which the consulting arrangement between such parties was terminated in consideration for the assignment by SCMC to the Company of the right to receive certain consulting fees payable by MMR and Triathlon, the agreement to cancel $2.0 million of indebtedness plus accrued interest thereon owing from SCMC to the Company upon completion of the MMR Merger and the issuance of warrants to SCMC to purchase up to 600,000 shares of Class A Common Stock at an exercise price of $33.75 per share (fair value of approximately $9 million). In connection with the SCMC Termination Agreement, the Company has allocated $5.6 million of value to the Triathlon Agreement and will amortize such amounts over the life of the agreement.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for funds has historically been to fund the acquisition of radio stations, and to a lesser extent, capital expenditures and the redemption of outstanding securities. The Company's principal sources of funds for these requirements have historically been the proceeds from the public and private offerings of equity and debt securities, borrowings under credit agreements and, to a significantly lesser extent, cash flows from operations.

     STATEMENTS OF CASH FLOWS. Net cash used in operating activities was $34.6 million for the six months ended June 30, 1996 as compared to $1.6 million for the six months ended June 30, 1995. The increase was primarily due to the cash portion of the non-recurring charges.

     Net cash used in investing activities was $90.8 million for the six months ended June 30, 1996 as compared to $19.4 million of cash used in investing activities for the six months ended June 30, 1995. The cash used in investing activities in 1996 related primarily to the Charlotte , Greenville and HMW Acquisitions while the cash used in investing activities in 1995 relates to the sale of investments offset by the purchase of KYXY in San Diego.

     Net cash provided by financing activities was $492.0 million for the six months ended June 30, 1996 as compared to net cash provided by financing activities of $18.7 million for the six months ended June 30, 1995. The net cash provided by financing activities was primarily due to the proceeds of the Note offering and Preferred Stock offering.

     RECENT ACQUISITIONS AND DISPOSITIONS. In June 1996, SFX completed the Greenville Acquisition and the HMW Acquisition. MMR initially entered into the acquisition agreements relating to these stations. SFX and MMR agreed that SFX would finance the purchase of such stations and that MMR would transfer the purchased assets to SFX simultaneously with the acquisition by MMR.

     In July 1996, SFX completed the Jackson Acquisition, the Prism Acquisition, the Liberty Acquisition and the Washington Dispositions.

     PENDING ACQUISITIONS AND DISPOSITIONS. The Company has entered into agreements relating to the Pending Acquisitions and the Pending Dispositions.
In April 1996, the Company entered into the Merger Agreement pursuant to which it has agreed to acquire MMR in exchange for capital stock of the Company having a value estimated at approximately $80.0 million assuming the reported price of the Company's stock is $40.00 per share and an MMR Class A Common
Stock price of $12.00 per share. In addition, MMR has entered into an agreement to acquire radio station WKSS-FM, Hartford, Connecticut, for a purchase price of $18.0 million of which $1.8 million was placed in escrow as a deposit by MMR (the "MMR Hartford Acquisition"). The Company has agreed to repay MMR's senior debt and subordinated notes totaling approximately $40.1 million as of July 31, 1996 and to treat any amounts outstanding under the MMR Loan as contributed capital. The Company expects that MMR's outstanding Class A Warrants to purchase 1,840,000 shares of MMR Class A Common Stock will be exercised at an exercise price of $7.75 per share. MMR is entitled to call such warrants for redemption at a nominal price in the event that the trading price of MMR's Class A Common Stock exceeds $10.75 per share, on average, for twenty consecutive trading days following notice and a thirty-day opportunity to exercise such warrants. The Company anticipates that such notice will be issued and the warrants will be exercised within ninety days. Such exercise would result in net proceeds of approximately $13.6 million of which $2.8 million has been received by MMR through warrant exercises as of August 12, 1996. In the event such exercise fails to occur, MMR's borrowing under its credit agreement would be repaid by the Company with additional borrowings under the New Credit Agreement at the time of the MMR Merger. MMR also plans to offer to exchange MMR's outstanding Class B Warrants to purchase 1,840,000 shares of MMR Class A Common Stock at a ratio of 5 Class B Warrants for each share of Class A Common Stock prior to the completion of the MMR Merger.

     The timing and completion of the Pending Acquisitions, the Merger, the Houston Exchange and the Chancellor Exchange and the Dispositions are subject to a number of conditions, certain of which are beyond SFX's control, and there can be no assurance that such transactions will be completed during such periods, approved by the FCC or completed on the terms described herein, or at all.

     In the event that the MMR Merger is terminated, the Company will be required, except in certain circumstances, to pay $3.5 million to MMR. In addition, the Company will be required to pay MMR $1.0 million in the event the majority of the combined voting power of SFX votes with respect to, but does not vote in favor of, the MMR Merger.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES


     The Company intends to finance the Pending Acquisitions and the repayment of indebtedness of MMR, from the proceeds of the Financing, the Dispositions, the MMR Dispositions and the exercise of the MMR Class A Warrants and available cash.

     The Company anticipates that it will consummate all of the Pending Acquisitions and Pending Dispositions within approximately 60 days. However, the closing of each of the transactions is subject to certain closing conditions, certain of which are beyond the Company's control, and there can be no assurance as to when such transactions will be completed or that they will be completed on the terms described herein, or at all. In the event that the Pending Dispositions and exercise of MMR's Class A Warrants are not consummated in a timely manner, the Company may be required to seek additional financing. There can be no assurance that such financing will be available to the Company on commercially acceptable terms, if at all. The MMR Merger is also subject to stockholder approval.

     The Company expects that the Acquisitions will be accounted for using the purchase method of accounting, that the intangible assets created in the purchase transactions will be amortized against future earnings of the combined companies, that such amounts will be substantial and that they will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact the Company's Broadcast Cash Flow.

     SOURCES OF LIQUIDITY. In March 1995, the Company entered into the Old Credit Agreement. In May 1996, the Company repaid all amounts owing under the Old Credit Agreement with the proceeds of the Financing. The Company has received a firm commitment from a lending institution to underwrite a new $150 million senior credit facility (the "New Credit Agreement"). SFX has been advised by its lender that it has received commitments significantly in excess of $150 million. The Company is currently considering whether to expand the facility beyond $150 million. The Company's obligations under the New Credit Agreement will be secured by substantially all of its assets in which a security interest may lawfully be granted, including property, stock of subsidiaries and accounts receivable, and are guaranteed by the subsidiaries of the Company. There can be no assurance that the Company will be able to enter into the New Credit Agreement on a timely basis, or at all. To the extent that the Dispositions and the exercise of the MMR Class A Warrants do not occur, borrowings will be required under the New Credit Agreement for the MMR Merger.

     In May 1996, the Company issued $149.5 million in aggregate liquidation preference of the Series D Preferred Stock. Dividends on the Series D Preferred Stock are payable quarterly in cash. The Series D Preferred Stock will be converted into shares of Class A Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased. The Certificate of Designation contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to engage in transactions with their affiliates.

     In May 1996, the Company issued $450.0 million of its 10.75% Senior Subordinated Notes due in 2006. The Note Offerings contain covenants that, among other things, limit the ability of the Company and its subsidiaries to engage in transactions with their affiliates.

     The Company expects that any additional acquisitions of radio stations will be financed through funds generated from operations, cash on hand, funds which may be available under the New Credit Agreement and additional debt and equity financing. The availability of additional acquisition financing cannot be assured, and, depending on the terms of the proposed acquisition financing, could be restricted by the New Credit Agreement and/or the debt incurrence test under the indenture relating to its 10.75% Senior Subordinated Notes due 2006 (the "Notes").

     The Company's ability to make scheduled payments of principal of, or to pay interest on or to refinance, its debt and to make dividend payments on the Series D Preferred Stock depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the radio stations to be acquired and the integration of such stations into the Company's operations. Based upon the Company's current level of operations and anticipated improvements, management believes that cash flow from operations, together with the net proceeds of the Financing, the Dispositions, the MMR Dispositions, the exercise of the MMR Class A Warrants and available borrowings under the New Credit Agreement, will be adequate

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

to meet the Company's anticipated future requirements for working capital, capital expenditures, scheduled payments of interest on its debt and to make dividend payments on the Series D Preferred Stock. There can be no assurance that the Pending Dispositions and the exercise of the MMR Class A Warrants will occur or that the Company's business will generate sufficient cash flow from operations, that anticipated improvements in operating results will be achieved or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its debt, to make dividend payments on the Series D Preferred Stock or to make necessary capital or other expenditures. The Company may be required to refinance a portion of the Notes or the aggregate liquidation preference of the Series D Preferred Stock prior to their respective maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of radio stations or otherwise for any such refinancing.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES



PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     In a complaint (Civil Action No. 602056-96) dated April 18, 1996, Paul Pops, who purports to be a stockholder of MMR, brought suit in the Supreme Court of the State of New York against MMR, each of the directors of MMR, the Company and Robert F.X. Sillerman, the Chief Executive Officer of SFX, seeking to enjoin the MMR Merger or, in the alternative, seeking monetary damages. The suit alleges that the consideration to be paid to the MMR stockholders in the MMR Merger is unfair and grossly inadequate. The suit also alleges that in connection with entering into the MMR Merger Agreement, the directors of MMR violated their fiduciary duties to MMR and its stockholders and that the Company aided and abetted such violation. The plaintiff is seeking to have his suit certified as a class action representing the interests of the stockholders of MMR. The defendants consider the case to be without merit and have filed a motion to dismiss the complaint for failure to state a cause of action. SFX and MMR are engaged in discussions with the plaintiff's counsel regarding the plaintiff's objection to the MMR Merger and do not believe this litigation will materially delay the consummation of the MMR Merger.

     In the opinion of management, there are no other material threatened or pending legal proceedings against the Company or any entity affiliated with Mr. Sillerman, which, if adversely decided, would have a material effect on the financial condition or prospects of the Company.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

ITEM 2.     CHANGES IN SECURITIES

     In the Consent Solicitation, the Company solicited consents to certain proposed amendments to the indenture pursuant to which the Old Notes were issued (the "Old Indenture"). The Company received such consents in respect of a majority of the outstanding principal of the Old Notes and in May 1996 the Company entered into a supplemental indenture amending the terms of the Old Indenture. The supplemental indenture modifies the provisions of the Old Indenture governing the Company's ability to, among other things,
(i) pay dividends and make certain other payments (including acquisition-related payments), (ii) incur indebtedness, (iii) enter into certain transactions with affiliates, (iv) dispose of its assets, (v) engage in different lines of business and (vi) merge or consolidate with or into another entity, or sell or transfer substantially all of its assets to another entity. In addition, certain definitions were changed, added or deleted in the Old Indenture to effect the changes to the covenants noted above. The supplemental indenture also harmonized the covenants listed above and the "Events of Default" provisions in the Old Indenture with the corresponding covenants, provisions and definitions contained in the indenture governing the Notes issued in the Note Offering.

     The indenture (the "Indenture") governing the notes that were sold in the Note Offering contain provisions which limit the rights of the holders of the Class A Common Stock of the Company, including, but not limited to, provisions which restrict the payment of dividends. A copy of the Indenture is filed as an exhibit hereto and is incorporated herein by reference.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON REPORT  8-K

         (A)  EXHIBITS


4.1      First Supplemental Indenture, dated as of May 23, 1996, between SFX Broadcasting, Inc. and
         Chemical Bank (Incorporated by reference to Exhibit 4.4 of the Form S-4 of SFX Broadcasting,
         Inc. (Commission File No. 333-6553) filed on June 21, 1996).

4.2      Indenture relating to the 10.75% Senior Subordinated Notes due 2006 Iincorporated by reference to
         Exhibit 4.3 of the Form S-4 of SFX Broadcasting, Inc. (Commission File No. 333-65531 filed on
         June 21, 1996).


10.1     Amendment No. 1 to Amended and Restated Agreement and Plan of Merger (Incorporated by
         Reference to Exhibit 10.9 to Multi-Market Radio, Inc.'s Form 10-Q for the quarter ended March 31,
         1996).

10.2     Form of Local Marketing Agreement between Chancellor Radio Broadcasting Company and SFX
         Broadcasting, Inc. relating to the Jacksonville stations.

10.3     Form of Local Marketing Agreement between Chancellor Radio Broadcasting Company and SFX
         Broadcasting, Inc. relating to the Long Island stations.

10.4     Form of Time Brokerage Agreement between KRBE Company and SFX Broadcasting, Inc.

10.5     Local Marketing Agreement, dated June 28, 1996, between SFX Broadcasting of South Carolina,
         Inc. and HMW Communications, Inc.

11.1     Statement Regarding Calculation of Per Share Earnings

27       Financial Data Schedule

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

99.5     Asset Purchase Agreement by and between Multi-Market Radio, Inc. and Precision Media
         Corporation (Incorporated by Reference to Exhibit 10.5 to Multi-Market Radio, Inc.'s 10-Q for the
         quarter ended March 31, 1996).

99.6     Letter Agreement by and between Multi-Market Radio, Inc. and Jones Eastern Radio of Augusta,
         Inc. (Incorporated by Reference to Exhibit 10.6 to Multi-Market Radio, Inc.'s 10-Q for the quarter ended March 31, 1996).

99.7     Local Market Agreement by and between Multi-Market Radio, Inc. and Jones Eastern Radio of
         Augusta, Inc. (Incorporated by Reference to Exhibit 10.7 to Multi-Market Radio, Inc.'s 10-Q for the
         quarter ended March 31, 1996).

99.8     Local Market Agreement by and between Southern Starr of Arkansas, Inc. and Triathlon


                                     -22-










         Broadcasting of Little Rock, Inc. (Incorporated by Reference to Exhibit 10.10 to Multi-Market
         Radio, Inc.'s 10-Q for the quarter ended March 31, 1996).


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

99.13    Voting agreement, dated July 26, 1996, executed by Chilton Investment
         Partners, L.P. and Richard L. Chilton (Incorporated by reference to
         Exhibit 99.1 to the Form 8-K filed by Multi-Market Radio on August 8, 1996).

99.14    Voting agreement, dated July 26, 1996, executed by Gabriel Capital,
         L.P. and Ariel Fund Limited (Incorporated by reference to Exhibit
         99.2 to the Form 8-K filed byMulti- Market Radio on August 8, 1996).

99.15    Voting agreement, dated July 31, 1996, executed by J. Morton Davis and D. H. Blair Investment
         Banking Corp. (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Multi-Market Radio on August 8, 1996).


         (b)  Reports on Form 8-K

              A report on Form 8-K was filed on April 18, 1996 under Item 5 thereof (other events) to disclose the execution of an Agreement and Plan of Merger, dated April 15, 1996, among the Company, Multi-Market Radio, Inc. and a wholly-owned subsidiary of SFX.

              A report on Form 8-K was filed on May 9, 1996 under Item 5 thereof (other events) to disclose the commencement of the tender offer and consent solicitation for the company's outstanding 11.375% Senior Subordinated Notes, the execution of the Amended and Restated Agreement and Plan of Merger and the commencement of certain private placements and certain financial information (including financial statements).

              A report on Form 8-K was filed on May 24, 1996 under Item 5 (other events) to disclose the receipt of commitment from its lender and the execution of agreements relating to the Louisville Disposition.

              A report on Form 8-K was filed on May 30, 1996 under Item 5 (other events). The Form 8-K included certain historical and pro forma financial statements.

              A report on Form 8-K was filed on June 21, 1996 under Item 5 (other events). The Form 8-K included certain pro forma financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SFX BROADCASTING, INC.


Date:     August 14 , 1996         By:/s/Howard Tytel
                                      ---------------
                                       Howard J. Tytel
                                       Executive Vice President and
                                       Secretary


Date:    August 14 , 1996          By:/s/D. Geoffrey Armstrong
                                      ------------------------
                                       D. Geoffrey Armstrong
                                       Vice President, Treasurer, and Chief
                                       Financial Officer