Form 10-Q
period 1996-09-30
SFX BROADCASTING INC
filed 1996-11-14
CIK 908612

FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-22486


                             SFX BROADCASTING, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                      13-3649750
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                        150 East 58th Street, 19th Floor
                            New York, New York 10155
                    (Address of principal executive offices)

                                 (212)-407-9191
                        (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]        No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 1996, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 6,431,897 and 856,126, respectively.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1996

                                                                                                              Page
                                                                                                              ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets at September 30, 1996 (unaudited) and December 31, 1995.................3

              Consolidated Statements of Operations for Three Months Ended
              September 30, 1996 and 1995 (unaudited).............................................................5

              Consolidated Statements of Operations for Nine Months Ended
              September 30, 1996 and 1995 (unaudited).............................................................6

              Consolidated Statements of Cash Flows for Nine Months Ended
              September 30, 1996 and 1995 (unaudited).............................................................7

              Notes to Consolidated Financial Statements..........................................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............13

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................19

Item 6.       Exhibits and Reports on Form 8-K...................................................................20

SIGNATURES.......................................................................................................22

                                      SFX BROADCASTING, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)


                                                                              September 30,         December 31,
                                                                                   1996                1995
                                                                                   ----                ----
                                                                                (Unaudited)           (Note)
ASSETS
Current Assets:
Cash and cash equivalents ......................................                  $ 40,139             $ 11,893
Accounts receivable, net .......................................                    42,264               18,034
Assets held for sale ...........................................                    18,523                 --
Prepaid broadcast rights and other current assets ..............                     2,958                2,578
                                                                                  --------             --------

         Total current assets ..................................                   103,884               32,505

Property and equipment, at cost, less accumulated depreciation .                    65,308               16,767
Broadcast licenses and other intangible assets, less accumulated
   amortization ................................................                   516,402              129,543
Loan to Multi-Market Radio, Inc. ...............................                    20,345                 --
Receivables on station acquisitions ............................                      --                  4,439
Deposits and other payments for pending acquisitions ...........                    16,101                3,000
Other assets ...................................................                     3,889                1,083
                                                                                  --------             --------
         Total assets ..........................................                  $725,929             $187,337
                                                                                  ========             ========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 September 30,         December 31,
                                                                                     1996                  1995
                                                                                     ----                  ----
                                                                                  (Unaudited)            (Notes)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses ....................................        $  22,049              $   8,741
Accrued interest and dividends ...........................................           16,962                  2,303
Current portion of capital lease obligations .............................              157                    311
Current portion of debt ..................................................              407                    260
                                                                                  ---------              ---------
         Total current liabilities .......................................           39,575                 11,615

Deferred income taxes payable ............................................           56,084                  7,415
Capital lease obligations, less current portion ..........................              673                  1,352
Debt, less current portion ...............................................              949                    609
Subordinated notes .......................................................          450,566                 80,000
                                                                                  ---------              ---------
         Total liabilities ...............................................          547,847                100,991

Redeemable preferred stock ...............................................          153,003                  3,285

Shareholders' Equity:
Class A voting common stock, $.01 par value; 10,000,000 shares authorized;
   6,458,215 issued; 6,431,897 outstanding at September 30,
   1996 and 6,458,215 outstanding at December 31, 1995 ...................               64                     64
Class B voting convertible common stock, $.01 par value; 1,000,000 shares authorized; 1,000,000 issued; 856,126 outstanding at September 30,
   1996, and 1,000,000 outstanding at December 31, 1995 ..................               10                     10
Additional paid-in-capital ...............................................          108,898                115,184
Treasury stock; 170,192 shares at September 30, 1996 .....................           (6,393)                  --
Accumulated deficit ......................................................          (77,500)               (32,197)
                                                                                  ---------              ---------
         Total shareholders' equity ......................................           25,079                 83,061
                                                                                  ---------              ---------
         Total liabilities and shareholders' equity ......................        $ 725,929              $ 187,337
                                                                                  =========              =========


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

          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                   Three Months Ended September 30,
                                                                                   --------------------------------
                                                                                      1996                 1995
                                                                                      ----                 ----
Revenue .............................................................               $    51,174      $    23,646
Less: agency commissions ............................................                     5,888            2,759
                                                                                    -----------      -----------
Net revenue .........................................................                    45,286           20,887
Station operating expenses ..........................................                    28,271           13,175
Depreciation, amortization, duopoly integration costs and acquisition
         related costs ..............................................                     6,015            1,988
Corporate expenses ..................................................                     1,685            1,059
                                                                                    -----------      -----------
Total operating expenses ............................................                    35,971           16,222
Operating income ....................................................                     9,315            4,665
Interest income .....................................................                    (1,022)            (351)
Interest expense ....................................................                    12,581            3,447
                                                                                    -----------      -----------
Income (loss) before income taxes ...................................                    (2,244)           1,569
Income tax expense ..................................................                      --              2,300
Net loss ............................................................                    (2,244)            (731)
Redeemable preferred stock dividends and accretion ..................                     2,584               75
                                                                                    -----------      -----------
Net loss applicable to common stock .................................               $    (4,828)     $      (806)
                                                                                    ===========      ===========
Net loss per common share ...........................................               $     (0.66)     $     (0.10)
                                                                                    ===========      ===========
Weighted average common shares outstanding ..........................                 7,288,023        7,684,556



          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                      1996                 1995
                                                                                      ----                 ----
Revenue .............................................................             $   105,153         $    62,801
Less: agency commissions ............................................                  12,313               7,473
                                                                                  -----------         -----------
Net revenue .........................................................                  92,840              55,328

Station operating expenses ..........................................                  61,448              36,556
Depreciation, amortization, duopoly integration costs and acquisition
         related costs ..............................................                  10,663               5,672
Corporate expenses ..................................................                   4,475               2,838
Non-recurring charges including adjustments to broadcast rights .....
         agreement ..................................................                  27,489               5,000
                                                                                  -----------         -----------
Total operating expenses ............................................                 104,075              50,066

Operating (loss) income .............................................                 (11,235)              5,262
Interest income .....................................................                  (3,320)               (451)
Interest expense ....................................................                  22,169               9,515
                                                                                  -----------         -----------
Loss before income taxes and extraordinary item .....................                 (30,084)             (3,802)
Income tax benefit ..................................................                    --                  --
                                                                                  -----------         -----------
Loss before extraordinary item ......................................                 (30,084)             (3,802)
Extraordinary loss on debt retirement ...............................                  15,219                --
                                                                                  -----------         -----------
Net loss ............................................................                 (45,303)             (3,802)

Redeemable preferred stock dividends and accretion ..................                   3,551                 219
                                                                                  -----------         -----------
Net loss ............................................................             $   (48,854)        $    (4,021)
                                                                                  ===========         ===========
Net loss per common share before extraordinary item .................             $     (4.55)        $     (0.62)
Extraordinary loss on debt retirement per common share ..............                   (2.06)               --
                                                                                  -----------         -----------
Net loss per common share ...........................................             $     (6.61)        $     (0.62)
                                                                                  ===========         ===========
Weighted average common shares outstanding ..........................               7,394,238           6,531,661


          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                          1996                1995
                                                                                          ----                ----
OPERATING ACTIVITIES:
Net loss ..........................................................................   $ (45,303)         $  (3,802)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..................................................      10,386              5,672
   Interest on receivables from related parties ...................................        (232)              (213)
   Non-cash portion of non-recurring charge .......................................       8,578               --
   Loss on sale of investments ....................................................        --                   84
   Provision for loss on broadcast rights agreement ...............................        --                5,000
   Write off of debt costs ........................................................       5,593               --
Changes in assets and liabilities, net of amounts acquired:
    Increase in accounts receivable ...............................................     (11,015)            (4,026)
    (Increase) decrease in prepaid broadcast rights and other assets ..............      (2,137)               950
    Increase (decrease) in accrued interest and dividends .........................      14,659             (2,286)
    Increase (decrease) in accounts payable, accrued expenses and other liabilities       1,650             (3,485)
   Decrease in deferred income tax payable ........................................        (952)              --
                                                                                      ---------          ---------
Net cash used in operating activities .............................................     (18,773)            (2,106)
INVESTING ACTIVITIES:
Deposits and other payments for pending acquisitions ..............................     (13,101)            (3,000)
Purchase of stations and related business, net of cash acquired ...................    (430,457)           (22,642)
Proceeds from sale of stations ....................................................      25,000               --
Sale of short term investments ....................................................        --                7,918
Loans and advances to related parties .............................................     (20,415)            (2,000)
Sale of property and equipment ....................................................        --                  300
Purchase of property and equipment ................................................      (1,769)            (6,056)
Increase in other intangibles .....................................................      (2,055)              --
                                                                                      ---------          ---------
Net cash used in investing activities .............................................    (442,797)           (25,480)
FINANCING ACTIVITIES:
Additions to debt issuance costs ..................................................     (14,910)            (1,884)
Proceeds from senior and subordinated debt ........................................     471,500             22,000
Payments on subordinated debt .....................................................     (79,434)              (189)
Payments on senior loans and capital lease obligations ............................     (21,868)           (22,252)
Decrease in accrued stock acquisition cost ........................................        --               (1,150)
Net proceeds from sale of preferred stock .........................................     143,445               --
Purchase of treasury stock ........................................................      (6,393)              --
Proceeds from sale of common stock ................................................        --               39,167
Dividends paid on preferred stock .................................................      (2,524)              --
                                                                                      ---------          ---------
Net cash provided by financing activities .........................................     489,816             35,692

Net increase in cash and cash equivalents .........................................      28,246              8,106
Cash and cash equivalents at beginning of period ..................................      11,893              3,194
                                                                                      ---------          ---------
Cash and cash equivalents at end of period ........................................   $  40,139          $  11,300
                                                                                      =========          =========


          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                         NOTE 1 - BASIS OF PRESENTATION

         Information with respect to the three and nine months ended September 30, 1996 and 1995 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of SFX Broadcasting, Inc. (the "Company" or "SFX"), for the periods presented.

         The results of operations for the three and nine month period are not necessarily indicative of the results of operations for the full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - RECENTLY COMPLETED ACQUISITIONS AND DISPOSITIONS

         In June 1996, SFX acquired substantially all of the assets of WROQ-FM, Greenville, South Carolina, for approximately $14.0 million (the "Greenville Acquisition") and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina for approximately $36.8 million (the "HMW Acquisition"). Multi-Market Radio, Inc. ("MMR"), a publicly held radio broadcasting Company in which the Company's Chief Executive Officer is a significant shareholder and votes a controlling interest, initially entered into the acquisition agreements relating to these stations. SFX and MMR agreed that SFX would finance the purchase of such stations and that MMR would transfer the purchased assets to SFX simultaneously with the acquisition by MMR.

         In July 1996, SFX acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi for a purchase price of approximately $3.0 million. In addition, in August 1996, SFX acquired substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson, Mississippi, for approximately $3.5 million (collectively, the " Jackson Acquisitions").

         In July 1996, SFX acquired from Prism Radio Partners L.P. ("Prism"), substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas. In September 1996, SFX also acquired from Prism substantially all of the assets of three radio stations operating in Louisville, Kentucky (the "Louisville Stations"), upon renewal of the Federal Communications Commission ("FCC") licenses of such stations (the "Louisville Acquisition") (collectively the "Prism Acquisition"). The total purchase price for the Prism Acquisition was approximately $105.3 million. In October 1996, SFX sold the Louisville stations (the "Louisville Dispositions") for $18.5 million. SFX recognized no gain or loss on the Louisville Dispositions. The Louisville Stations are classified as assets held for sale on the accompanying September 30, 1996 balance sheet.

         In July 1996, SFX acquired Liberty Broadcasting Inc. ("Liberty Broadcasting") for a purchase price of approximately $229.2 million, plus approximately $8.3 million for working capital (the "Liberty Acquisition"). Liberty Broadcasting was a privately-held radio broadcasting company which owned and operated or provided programming to or sold advertising on behalf of 14 FM and six AM radio stations (the "Liberty Stations") located in six markets; Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia.

         In July 1996, SFX sold three of the Liberty Stations operating in the Washington, DC/Baltimore, Maryland market (the "Washington Dispositions"), for $25.0 million. No gain or loss was recognized on the Washington Dispositions.

         In October 1996, SFX sold radio station KTCK-AM, Dallas, Texas for approximately $13.5 million, net of certain sale expenses (the "Dallas Disposition"). SFX had a contractual obligation to make certain payments to Cardinal Communications Partners LP ("Cardinal"), the prior owner of KTCK-AM.

Cardinal has commenced litigation against SFX due to the parties' inability to agree on the amount of the contingent payment. In the event that the contingent payment exceeds approximately $2.5 million, SFX will record a loss on the transaction. See Part II. Item 1. Legal Proceedings.

         The Greenville Acquisition, the HMW Acquisition, the Jackson Acquisitions, the Prism Acquisition, the Louisville Acquisition, the Louisville Dispositions, the Liberty Acquisition, the Washington Dispositions, and the Dallas Disposition are collectively herein referred to as the "Completed Acquisitions. " The Company has recorded the HMW Acquisition, the Greenville Acquisition, Jackson Acquisitions, the Prism Acquisition and the Liberty Acquisition using the purchase method of accounting based on preliminary allocations of the purchase prices paid. The amounts recorded are subject to change based on the final allocations of the purchase prices paid.

NOTE 3 - OTHER RECENT TRANSACTIONS

         Agreement with SCMC. On April 15, 1996, SFX and Sillerman Communications Management Corporation ("SCMC"), a corporation controlled by Robert F. X. Sillerman, the Chief Executive Officer of the Company, entered into the SCMC Termination Agreement pursuant to which SCMC assigned to SFX its rights to receive fees for consulting and marketing services payable by each of MMR and Triathlon Broadcasting Company ("Triathlon"), a publicly-traded radio company operating in small and medium-sized markets in the Midwest and Western United States, except for fees relating to certain transactions pending at the date of such agreement, and SFX and SCMC terminated the arrangement pursuant to which SCMC performed financial consulting services for SFX. In consideration therefore, SFX agreed to cancel $2.0 million of indebtedness plus accrued interest thereon owing from SCMC to the Company upon completion of the MMR Merger (as hereinafter defined) and SCMC received warrants to purchase up to 600,000 shares of Class A Common Stock of SFX at an exercise price, subject to adjustment, of $33.75 per share (the market price at the time the financial consulting arrangement was terminated) of which a warrant to purchase up to 300,000 shares is immediately exercisable. The exercise of the remaining warrants is subject to stockholder approval (In connection with such agreement, the Company recognized a non-recurring, non-cash charge to earnings of approximately $5.6 million during the three-month period ended June 30, 1996, which is one half of the value of the warrants (fair value of approximately $9 million) and loan forgiveness). The remainder will be allocated to the Triathlon agreement and amortized over the life of the agreement. SFX intends to perform internally the functions performed by SCMC.

         Repayment of Old Credit Agreement. On May 31, 1996, SFX repaid all amounts outstanding under its $50.0 million senior credit facility (the "Old Credit Agreement").

         Preferred Stock Offering, Note Offering, and New Credit Agreement. In May 1996, SFX completed a private placements of $450.0 million in aggregate principal amount of its 10.75% Senior Subordinated Notes due 2006 (the "Note Offering") and $149.5 million in aggregate liquidation preference of its Series D Preferred Stock (the "Preferred Stock Offering"). In addition, SFX has received an underwritten commitment from its lender for a senior credit facility of $225.0 million and expects to enter into a definitive credit agreement (the "New Credit Agreement") with respect to such facility. There can be no assurance, however, that SFX will be able to enter into the New Credit Agreement on a timely basis or at all.

         Tender Offer. Concurrently with the closings of the Preferred Stock Offering and the Note Offering (collectively, the "Financing"), SFX completed the tender offer (the "Tender Offer") and a related consent solicitation (the "Consent Solicitation") with respect to its 11.375% Senior Subordinated Notes due 2000 (the "Old Notes"). SFX purchased approximately $79.4 million in principal amount of the $80.0 million in principal amount of the Old Notes outstanding in the Tender Offer. The Company recorded an extraordinary loss of $15.2 million in connection with the repurchase of the Old Notes. SFX also entered into a supplemental indenture amending the terms of the indenture pursuant to which the Old Notes were issued.

         Agreements with Messrs. Armstrong, Benson and Hicks. In April 1996, SFX entered into an agreement (the "Armstrong Agreement") with D. Geoffrey Armstrong, Chief Financial Officer of SFX, pursuant to which Mr. Armstrong agreed to become the Chief Operating Officer of SFX concurrently with the completion of the MMR Merger (as hereinafter defined) and defer certain payments due to him under his employment agreement. SFX also agreed in the Armstrong Agreement to repurchase certain securities owned by Mr. Armstrong. In September 1996, Mr. Armstrong was designated by the Board of Directors to begin serving as the Chief Operating Officer of SFX and to resign as Chief Financial Officer of SFX upon the consummation of the MMR Merger. The $4.6 million paid pursuant to the Armstrong Agreement was expensed as a non-recurring charge.

Concurrently with such agreement, SFX entered into an employment agreement with Thomas P. Benson pursuant to which he agreed to serve as Vice President of Financial Affairs of SFX and to serve as Chief Financial Officer of SFX upon the consummation of the MMR Merger. In June 1996, SFX entered into an Agreement (the "Hicks Agreement") with R. Steven Hicks, the former President, Chief Executive Officer, Chief Operating Officer and a Director of SFX, pursuant to which Mr. Hicks resigned from all positions held by him with SFX, sold to SFX all of the securities of SFX then owned by him or which he had the right to obtain and agreed to refrain from owning or operating for a period of one year from completion of the MMR Merger any direct or indirect interest in radio stations in certain markets in the United States in which SFX currently owns and operates, or subsequent to the MMR Merger, will own and operate radio stations in return for payments aggregating $18.6 million. The Company recorded a non-recurring charge in the quarter ended June 30, 1996 of $19.8 million in connection with the Armstrong Agreement and Hicks Agreement.

         Agreement with Mr. Ferrel. SFX has granted Michael G. Ferrel five-year options to purchase up to 50,000 shares of Class A Common Stock at an exercise price of $33.75 per share. Such options are immediately exercisable. Such options were granted to Mr. Ferrel in consideration for his serving as a consultant to SFX and in connection with his anticipated employment by SFX as its Chief Executive Officer. See Note 5--Pending MMR Merger. SFX recorded a charge to earnings in the quarter ended September 30, 1996 in connection with these options of $119,000.

         Wichita JSA. In September 1996, the Company entered into a joint sales agreement with Triathlon Broadcasting Company ("Triathlon") whereby Triathlon has agreed to sell advertising time on the Company's three radio stations in the Wichita, Kansas market in exchange for a monthly fee which ranges from $75,000 per month to $100,000 per month, and an additional monthly payment of approximately $175,000 which is subject to adjustment based on the actual operating expenses of the stations (the "Wichita JSA"). The agreement has a ten-year term with an option by Triathlon to extend the agreement for an additional ten years upon payment of a $1.0 million fee to SFX prior to September 1, 2003. The agreement is subject to termination upon a "change of control" of Triathlon, as defined in the agreement. The Company has received a request from the Department of Justice to provide information regarding the Wichita JSA, and there can be no assurance that the Department of Justice will allow Triathlon to continue to provide services under the Wichita JSA.

         Investment in Music Technologies LLC. In August 1996, SFX invested approximately $3.8 million for a 25% interest in a newly formed company, Music Technologies LLC ("Music Technologies"). Music Technologies will provide music research services to SFX and other radio broadcasting companies. In exchange for SFX's investment, Music Technologies has agreed to provide certain music testing services to SFX at cost. This investment will be accounted for using the equity method of accounting.

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

NOTE 5 - PENDING MMR MERGER

         In April 1996, the Company entered into an agreement (the "Merger Agreement") and plan of merger (the "MMR Merger"), which was amended in May, July and September 1996, pursuant to which it has agreed to acquire MMR. Following completion of the MMR Merger, MMR will become a wholly-owned subsidiary of the Company. MMR is a radio broadcasting company which owns and operates, provides programming to or sells advertising on behalf of 13 FM stations and one AM station located in eight markets: New Haven, Connecticut; Hartford, Connecticut; Springfield/Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach,

South Carolina and Little Rock, Arkansas. MMR has entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas (the "MMR Dispositions"). MMR has also decided not to renew its Joint Sales Agreement ("JSA") with one station operating in Augusta, Georgia and its Local Marketing Agreement ("LMA") with one station operating in Myrtle Beach, South Carolina.

         Upon consummation of the MMR Merger and subject to certain conditions, including approval of the shareholders of MMR and SFX, the outstanding securities of MMR will be converted into shares of common stock of the Company as follows: (i) the shares of Class A Common Stock of MMR and the shares of Series B Convertible Preferred Stock of MMR will be converted into that number of shares of Class A Common Stock of the Company determined on the basis of the Exchange Ratio (as defined below) and (ii) the shares of Class B Common Stock of MMR and shares of original preferred stock of MMR will be converted into the number of shares of Class B Common Stock of the Company determined on the basis of the Exchange Ratio.

         The Exchange Ratio means the number of shares of Class A Common Stock or Class B Common Stock of the Company, as the case may be, to be issued in the MMR Merger equal to the quotient obtained by dividing $12.50 by the average of the last bid and asked prices of the Company's Common Stock for the 20 consecutive trading days ending on the fifth trading day prior to the closing (the "Class A Common Stock Price"); provided, however, that (1) in the event that the Class A Common Stock Price exceeds $44.00, then the Exchange Ratio shall be the quotient obtained by dividing (i) the sum of (A) $12.50, plus (B) the product of (I) thirty percent (30%) multiplied by (II) the difference between the Class A Common Stock Price and $44.00, or (2) in the event that the Class A Common Stock Price is less than $32.00, then the Exchange Ratio shall be .3750.

         Upon the completion of the MMR Merger, each outstanding warrant, option and stock appreciation right issued pursuant to MMR's stock option plans, whether vested or unvested, will be assumed by the Company.

         Additionally, each outstanding (i) Class B Warrant (the "MMR Class B Warrants") of MMR issued in connection with MMR's public offering in March 1994, (ii) option issued pursuant to the unit purchase options issued to the underwriters of MMR's public offering in March 1994, (iii) warrant issued to the underwriters of MMR's initial public offering in July 1993, (iv) warrant issued to The Huff Alternative Income Fund, L.P. and (v) options issued to Robert F.X. Sillerman outside MMR's stock option plans (collectively, the "MMR Warrants"), shall be assumed by the Company.

         In September 1996, pursuant to the Merger Agreement, SFX entered into an agreement to loan MMR up to $23.0 million (the "MMR Loan"). As of September 30, 1996, the Company had advanced MMR $18 million to finance its acquisition of WKSS-FM, Hartford, Connecticut and approximately $2.4 million for working capital, including $2 million which was paid to SCMC for investment banking services provided to MMR in connection with the MMR Merger. The MMR Loan bears interest on the principal amount at a rate of 12%. If the merger is terminated, MMR is required to repay the loan according to the specific terms stated in the MMR Loan. In addition, SFX and MMR agreed that Michael G. Ferrel, the Chief Executive Officer, Chief Operating Officer and President of MMR, would become the Chief Executive Officer of SFX upon the consummation of the Merger and MMR agreed to make available to SFX, until the earlier of the termination of the Merger Agreement or the consummation of the MMR Merger, the services of Mr. Ferrel as a consultant to SFX to the extent that such services do not conflict with Mr. Ferrel's obligations to MMR. Upon completion of the MMR Merger the Company will be required to repay MMR's senior debt and senior subordinated notes totaling approximately $39.6 million, plus certain prepayment penalties, and to treat any amounts outstanding under the MMR Loan as contributed capital.

         In the event that the Merger Agreement is terminated, except in certain circumstances, MMR will have the right, subject to the receipt of prior FCC approval, to acquire SFX's interests in the MMR Liberty Stations (as defined in the Merger Agreement) for $100.0 million, or, in certain circumstances, to acquire SFX's interests in the MMR Liberty Stations pursuant to an exchange of stations intended to qualify as a like-kind exchange under section 1031 of the Internal Revenue Code of 1986, as amended. The MMR Merger is scheduled to close on November 22, 1996 and will be accounted for as a purchase transaction.

NOTE 6 - PENDING ACQUISITIONS AND DISPOSITIONS

          SFX has agreed to acquire substantially all of the assets of WHSL-FM, operating in Greensboro, North Carolina, for a purchase price of $6.0 million (the"Greensboro Acquisition"). The acquisition is currently scheduled to close during the fourth quarter of 1996.

         SFX has also (i) entered into an agreement pursuant to which SFX will exchange radio station KRLD-AM, Dallas, Texas, and the Texas State Networks for radio station KKRW-FM, Houston, Texas (the "Houston Exchange"), (ii) entered into an agreement pursuant to which SFX will exchange three FM radio stations and one AM radio station, each operating in the Long Island, New York market, all of which were acquired in the Liberty Acquisition, for two FM radio stations, WAPE-FM and WFYV-FM, both operating in the Jacksonville, Florida market and both of which Chancellor Radio Broadcasting Company ("Chancellor") has agreed to acquire, and a payment to SFX in the amount of $11.0 million from Chancellor (the "Chancellor Exchange"), and (iii) entered into an agreement with CBS Inc. pursuant to which SFX agreed to exchange WHFS-FM, serving the Baltimore, Maryland and Washington, D.C. markets, for KTXQ-FM and KRRW-FM, both serving the Dallas, Texas market (the "CBS Exchange"). The Company does not expect to recognize a gain or loss on either the Houston Exchange, the Chancellor Exchange or the CBS Exchange. The Houston Exchange is currently scheduled to close during the fourth quarter of 1996 and the Chancellor Exchange and CBS Exchange during the first quarter of 1997. Until the consummation of the Chancellor Exchange, SFX and Chancellor are providing programming and selling advertising pursuant to LMA's on the Jacksonville radio stations and the Long Island radio stations, respectively.

         In August 1996, SFX agreed, subject to execution of a definitive agreement, to acquire a 96% in ABS Communications LP ("ABS") (the "Richmond Acquisition"). In connection with this transactions, SFX will first loan ABS the funds necessary to acquire radio stations WKHK-FM and WBZU-FM, both operating in Richmond, Virginia secured by a first priority security position in all of the assets of ABS. Thereafter, SFX will convert its debt position in ABS into a 96% equity position. Lastly, ABS will acquire WVGO-FM and WLEE-FM, both operating in Richmond, Virginia. The aggregate purchase price for the fours stations is $38.8 million, inclusive of certain transaction costs. The Richmond Acquisition is expected to close during the second quarter of 1997. Also, In August 1996, SFX agreed to acquire substantially all of the assets used in the operations of radio station WYSR-FM, operating in Albany, New York, for a purchase price of approximately $1.0 million (the "Albany Acquisition"). The Albany Acquisition is expected to close during the first quarter of 1997.

         In September 1996, SFX agreed to acquire three Charlotte, North Carolina stations (WSSS-FM, WRFX-FM and WNKS-FM) from EZ Communications in exchange for WTDR-FM, Charlotte, North Carolina, and $64.8 million ("Charlotte Exchange"). EZ Communications is in the process of acquiring WRFX-FM and WNKS-FM from Evergreen Media Corp. The Charlotte Exchange is conditioned on the prior receipt of FCC approval and approval under the HSR Act. SFX has received a civil investigative demand from the Department of Justice's Antitrust Division relating to its investigation of a proposed acquisition of EZ Communications by a third party and, in connection therewith, the exchange of these stations, and there can be no assurance as to the impact of this investigation or the proposed acquisition on the Charlotte Exchange. Edward F. Dugan, who has been nominated to the Board of Directors of SFX, will receive a payment from each of SFX and EZ Communications upon the consummation of the Charlotte Exchange.

         In October 1996, SFX entered into an agreement with Secret Communications Limited Partnership ("Secret Communications Acquisition"), pursuant to which SFX agreed to acquire substantially all of the assets used in the operation of nine radio stations located in three markets: WTAM-AM and WLTF-FM, both serving the Cleveland, Ohio market; WFBQ-FM, WRZX-FM and WNDE-AM, each serving the Indianapolis, Indiana market; and WDVE-FM, WXDX-FM, WDSY-FM and WJJJ-FM, each serving the Pittsburgh, Pennsylvania market. Two of the radio stations, WDSY-FM and WJJJ-FM (collectively, the "Third Party Stations"), are not yet owned by Secret Communications. Secret Communications currently operates the Third Party Stations under an LMA. Secret Communications has entered into an agreement to acquire these two stations from a third party and it is anticipated that the acquisition of the Third Party Stations by Secret Communications will occur prior to the consummation of the Secret Communications Acquisition. The purchase price for the nine stations is $300.0 million, subject to certain downward adjustments based upon the cash flow of the stations to be acquired, and SFX has deposited $15.0 million in escrow in order to secure its obligations under the purchase agreement. It is anticipated that the Secret Communications Acquisition will be consummated during the second or third quarter of 1997.

         In October 1996, SFX entered into an agreement to acquire Delsener/Slater Enterprises, Ltd., a concert promotion company, for approximately $24.0 million (the "Delsener/Slater Acquisition"). SFX has deposited $2.0 million in escrow to secure its obligations under the purchase agreement. The acquisition is currently scheduled to close in the first quarter of 1997.

         In October 1996, SFX entered into an agreement to acquire the outstanding shares of WWYZ, Inc. ("WWYZ") and an affiliated entity for $25.5 million, subject to adjustment under certain circumstances (the "SFX Hartford Acquisition"). WWYZ owns and operates radio station WWYZ-FM, serving the Hartford, Connecticut market. SFX has deposited $2.5 million in escrow to secure its obligations under the purchase agreement. The purchase is scheduled to close by February 1, 1997.

         MMR has entered into a purchase agreement with Texas Coast Broadcasters, Inc. pursuant to which MMR has agreed to acquire substantially all of the assets (other than the real property upon which the radio tower is located) of KQUE-FM and KNUZ-AM, both serving the Houston, Texas market, for an aggregate purchase price of approximately $43.0 million, including payments in connection with a non-competition agreement and certain matters related to the lease on the real property containing the radio tower (the "Texas Coast Acquisition"). SFX, on behalf of MMR, deposited in escrow $2.0 million to secure MMR's obligation under the purchase agreement. It is anticipated that the Texas Coast Acquisition will be consummated in the first quarter of 1997.

         The Greensboro Acquisition, the MMR Merger, the Houston Exchange, the Chancellor Exchange, the CBS Exchange, the Albany Acquisition, the Richmond Acquisition, the Charlotte Exchange, the Secret Communications Acquisition, the Delsener/Slater Acquisition, the SFX Hartford Acquisition and the Texas Coast Acquisition are referred to herein collectively as the "Pending Acquisitions." The Pending Acquisitions and the Completed Acquisitions are referred to herein collectively as the "Acquisitions." The Louisville Dispositions, the Dallas Disposition and the Washington Dispositions are referred to herein collectively as the "Dispositions."

         The timing and completion of the Pending Acquisitions are subject to a number of conditions, certain of which are beyond SFX's control, and there can be no assurance that such transactions will be completed during such periods, approved by the FCC or the Department of Justice or completed on the terms described herein, or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the Pending Acquisitions , integration of the Acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

         The Company currently owns and operates, provides programming to or sells advertising on behalf of 53 radio stations located in 18 markets. Following completion of the Pending Acquisitions and the Pending Dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 80 radio stations located in 23 markets. SFX will be required to obtain additional financing in order to consummate the Pending Acquisitions.

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

         The primary source of the Company's revenue is the sale of advertising time on its radio stations. In April 1996, the Company entered into the SCMC Termination Agreement and expects to receive fees pursuant thereto. In addition, in October 1996, the Company agreed to acquire Delsener/Slater, which is in the concert promotion business. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

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

         The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of such agreements.

         The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. For the three and nine months ended September 30, 1996, approximately 77% of the Company's revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

         The radio broadcasting industry is highly competitive and the Company's stations are located in highly competitive markets. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with other FM and AM radio stations, as well as with other media, within their respective markets. The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. In addition, certain of the Company's stations compete, and in the future other stations may compete, with groups of stations in a market operated by a single operator. As a result of the Telecommunications Act of 1996 (the "Recent Legislation"), the radio broadcasting industry has become increasingly consolidated, resulting in the existence of radio broadcasting companies which are significantly larger, with greater financial resources, than the Company. Furthermore, the Recent Legislation will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase current audience ratings and advertising revenue market share. The Company's stations also compete with other advertising media such as newspapers, television, magazines, billboard advertising, transit advertising and direct mail advertising. Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. The Company cannot predict the effect, if any of these new technologies may have on the radio broadcasting industry.

         The Company's revenue vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

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

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         The Company's net revenue increased 117% to $45.3 million from $20.9 million, for the three months ended September 30, 1996 ("1996 quarter") and 1995 ("1995 quarter"), respectively, primarily as a result of the Greenville Acquisition and the HMW Acquisition in June of 1996 and the Liberty Acquisition, the Prism Acquisition and the Jackson Acquisitions in July and August of 1996 (collectively the "Recent Acquisitions") which increased net revenues $23.7 million. In addition, the net revenue at existing SFX stations (excluding KTCK-AM Dallas, which was operated by a third party under an LMA in the 1996 quarter) increased $1.7 million or 9% as a result of strong radio advertising, combined with improved inventory management, ratings and other factors generally affecting sales and rates.

         Station operating expenses increased 115% to $28.3 million in the 1996 quarter from $13.2 million in the 1995 quarter primarily due to: the inclusion of expenses of $13.6 million related to the stations which SFX began operating as discussed above; and $386,000 of increases in variable costs related to the increase in net revenues of the existing SFX stations.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 203% to $6.0 million from $2.0 million due to the inclusion of $3.7 million of depreciation and amortization related to the Recent Acquisitions.

         Corporate, general and administrative expenses were $1.7 million and $1.1 million for the 1996 quarter and 1995 quarter, respectively. The increase reflects the growth in the Company's overall operations.

         Operating income was $9.3 million for the 1996 quarter as compared to operating income of $4.7 million for the 1995 quarter due to the results discussed above.

         Interest expense, net of interest income, increased 273% to $11.6 million from $3.1 million in 1995 quarter, primarily due to interest on the $450 million of subordinated debt issued in May 1996.

         The Company recorded no income tax benefit for the 1996 quarter compared to income tax expense of $2.3 million for the 1995 quarter. The Company has not provided a tax benefit for the 1996 quarter based upon the expectation of recording a full valuation allowance for the current year loss, prior to giving effect to the pending acquisitions.

         The Company's net loss was $2.2 million for the 1996 quarter compared to a net loss of $731,000 for the 1995 quarter due to the factors discussed above.

         Net loss applicable to common stock increased to $4.8 million in the 1996 quarter from $806,000 in the 1995 quarter due to dividends on the Series D Preferred Stock issued in May 1996 and the increase in the net loss discussed above.

         Broadcast Cash Flow increased 121% to $17 million for the 1996 quarter from $7.7 million for the 1995 quarter. The increase was a result of the inclusion of the Recent Acquisitions in the results of the 1996 quarter as well as improved results at the Company's existing stations in all markets except Nashville.

         Results for the 1996 quarter included WLYT-FM and WTDR-FM, Charlotte, North Carolina, (the "Charlotte Stations") for which the Company had provided programming and sold advertising time pursuant to an LMA prior to the acquisition of such stations in March 1996 (the "Charlotte Acquisition"); and WHSL-FM in Greensboro, North Carolina for which the Company had sold advertising pursuant to a JSA beginning in the first of 1996 quarter.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         The Company's net revenue increased 68% to $92.8 million from $55.3 million, for the nine months ended September 30, 1996 and 1995, respectively, primarily as a result of the Recent Acquisitions which increased net revenues $30 million. Net revenue from existing SFX Stations (excluding the Recent Acquisitions and KTCK-AM Dallas which was operated by a third party under an LMA during the third quarter of 1996 and the Charlotte Stations which the Company did not operate for the entire 1995 period) increased 10% as a result of strong radio advertising growth in the Company's markets, combined with improved inventory management, ratings and other factors generally affecting sales and rates.

         Station operating expenses increased 68% to $61.4 million for the nine months ended September 30, 1996 from $36.6 million for the nine months ended September 30, 1995 primarily due to the inclusion of: expenses related to the Recent Acquisitions of $19.8 million as discussed above; the inclusion of expenses of $2 million related to KTCK-AM, Dallas, Texas, and WTDR-FM and WLYT-FM, both operating in Charlotte, North Carolina for the entire nine month period ended September 30, 1996; and $877,000 of increases in variable expenses related to the increases in net revenue at the existing SFX stations.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 88% to $10.7 million from $5.7 million due to the inclusion of depreciation and amortization related to the Recent Acquisitions and the San Diego, Charlotte and Dallas Acquisitions, and to $355,000 of certain one time acquisition related costs.

         Corporate, general and administrative expenses were $4.5 million and $2.8 million for the nine months ended September 30, 1996 and 1995, respectively. The increase reflects the growth in the Company's overall operations.

         The Company recorded a non-recurring charge of $27.5 million in the second quarter of 1996 which consisted primarily of payments in excess of the fair value of stock repurchased totaling $12.5 million to Mr. Hicks and the reserve by the Company of $2.3 million relating to the loan and accrued interest to Mr. Hicks, $5.6 million related to the reserve of the $2.0 million loan and accrued interest to SCMC and the issuance of 600,000 warrants to SCMC, $4.6 million for the repurchase of Mr. Armstrong's options, and a charge of $1.6 million related to the termination of the Company's contractual four-year broadcast rights of Texas Rangers baseball and an adjustment in the value of the contract for the 1996 season. In the 1995 period, the Company recorded a $5 million special charge related to the write down in value of the Company's broadcast rights of Texas Rangers baseball.

         The operating loss was $11.2 million for the nine month period ended September 30, 1996 compared to operating income of $5.3 million for the same period in 1995 due to the results discussed above.

         Interest expense, net of interest income, increased 108% to $18.8 million from $9.1 million in the period ended September 30, 1995, primarily due to interest on the $450 million of subordinated debt issued in May 1996. Additionally, interest on borrowings earlier in the year, related to the Charlotte Acquisition contributed to the increase.

         The Company incurred an extraordinary loss totaling $15.2 million in the period ended September 30, 1996 which consisted primarily of payments of $9 million for the repurchase premium and consent payments related to the early redemption of $79.4 million of the Company's Old Notes in the Tender Offer and the related Consent Solicitations and the write-off of $5.6 million of debt issue costs.

         The Company has not recorded an income tax benefit for the nine month periods ended September 30, 1996 or 1995. A tax benefit for the 1996 was not provided based upon the expectation of recording a full valuation allowance for the current year loss, prior to giving effect to the pending acquisitions.

         The Company's net loss was $45.3 million for the nine month period ended September 30, 1996 compared to a net loss of $3.8 million for the same period ended 1995 due to the factors discussed above.

         Net loss applicable to common stock increased to $48.9 million in the 1996 quarter from $4.0 million in the 1995 quarter due to dividends on the Series D Preferred Stock issued in May 1996 and the increase in the net loss discussed above.

         Broadcast Cash Flow increased 67% to $31.4 million for the nine months ended September 30, 1996 from $18.8 million for the 1995 period. The increase was primarily a result of the inclusion of the results of the Recent Acquisitions of $10.2 million and KYXY-FM, KTCK-AM, WTDR- FM, and WLYT-FM for the portions of the periods the Company owned and operated, provided programming to or sold advertising on behalf of the stations as well as improved results at the Company's existing stations in all markets except Jackson.

         Results for the nine month period ending September 30, 1996 include WLYT-FM and WTDR-FM, Charlotte, North Carolina, for which the Company had provided programming and sold advertising time pursuant to an LMA prior to its acquisition in the first quarter of 1996; KYXY-FM, San Diego, California, for which the Company had provided programming and sold advertising time pursuant to an LMA since January 1995 and was acquired on April 13, 1995; KTCK-AM, Dallas, Texas for which the Company had provided programming and sold advertising time pursuant to an

LMA since March 1995 and was acquired on September 14, 1995; and WMAG-FM, WTCK-AM, WMFR-AM and WHSL-FM, each operating in Greensboro, North Carolina; WSTZ-FM, Jackson, Mississippi and WROQ-FM, Greenville, South Carolina for which the Company had sold advertising pursuant to a JSA beginning in the first quarter of 1996 quarter.

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

         Pursuant to the Armstrong Agreement, Mr. Armstrong's employment may be terminated by either party during the one-month period commencing on the first anniversary of the consummation of the MMR Merger upon 30 day's written notice. If his employment agreement is terminated, Mr. Armstrong will receive a payment of $1.2 million pursuant to the provisions of his employment agreement which are currently deferred, and the Company will purchase all of his outstanding options under the Company's stock options plans for an amount equal to the difference between (x) the number of such options multiplied by the respective exercise price of such options and (y) the number of such options multiplied by the greater of $40.00 and the average trading price of a Class A Common Share during the 20 days prior to five days before the effective date of the termination of the employment agreement. In the event that the Company is required to purchase Mr. Armstrong's options, based upon a repurchase price of $40.00 per share, the Company will make a payment to Mr.
Armstrong of approximately $3.25 million.

         Liquidity and Capital Resources. The Company's principal need for funds has historically been to fund the acquisition of radio stations, and to a lesser extent, capital expenditures and the redemption of outstanding securities. The Company's principal sources of funds for these requirements have historically been the proceeds from the public and private offerings of equity and debt securities, borrowings under credit agreements and, to a significantly lesser extent, cash flows from operations.

         Statements of Cash Flows. Net cash used in operating activities was $18.8 million for the nine months ended September 30, 1996 as compared to $2.1 million for the nine months ended September 30, 1995. The increase in 1996 was primarily due to the cash portion of the non-recurring charges.

         Net cash used in investing activities was $442.8 million for the nine months ended September 30, 1996 as compared to $25.5 million for the nine months ended September 30, 1995. The cash used in investing activities in 1996 related primarily to the Charlotte, Greenville, HMW, Liberty, Prism, Louisville and Jackson Acquisitions. In addition, proceeds from sale of radio stations of $25 million was offset by advances to related parties of $20.4 million, deposits and other payments for Pending Acquisitions of $13.1 million and capital expenditures of $1.8 million.

         Net cash provided by financing activities was $489.8 million for the nine months ended September 30, 1996 as compared to $35.7 million for the nine months ended September 30, 1995. The net cash provided by financing activities in 1996 was primarily due to $614.9 million of proceeds from the Note Offering and the Preferred Stock Offering and the borrowing under a credit agreement. In addition, cash provided was offset by payments on subordinated debt, senior loans and capital lease obligations of $101.3 million during 1996.

         Recent Acquisitions and Dispositions. In June 1996, SFX completed the Greenville Acquisition and the HMW Acquisition. MMR initially entered into the acquisition agreements relating to these stations. SFX and MMR agreed that SFX would finance the purchase of such stations and that MMR would transfer the purchased assets to SFX simultaneously with the acquisition by MMR.

         In July and August 1996, SFX completed the Jackson Acquisitions, the Prism Acquisition, the Liberty Acquisition and the Washington Dispositions. In September and October 1996, SFX completed the Louisville Acquisitions and related Louisville Dispositions and the Dallas Disposition.

         Pending Acquisitions and Dispositions. The Company has entered into agreements relating to the Pending Acquisitions and the Dispositions. In April 1996, the Company entered into the Merger Agreement pursuant to which it has agreed to acquire MMR in exchange for capital stock of the Company having a value estimated at approximately $80.0 million assuming the reported price of the Company's stock is $40.00 per share. The Company has agreed to repay MMR's senior debt and subordinated notes totaling approximately $39.6 million as of October 31,1996 and to treat any amounts outstanding under the MMR Loan as contributed capital. As of November 1996, substantially all of MMR's outstanding Class A Warrants to purchase 1,840,000 shares of MMR Class A Common Stock were exercised at an exercise price of $7.75 per share. Such exercise resulted in net proceeds to MMR of approximately $13.2 million. In November 1996, MMR also completed an exchange offer whereby 1,090,540 of MMR's 1,840,000 original outstanding Class B Warrants were exchanged for 218,101 shares of MMR Class A Common Stock.

         In the event that the MMR Merger is terminated, the Company will be required, except in certain circumstances, to pay $3.5 million to MMR. In addition, the Company will be required to pay MMR $1.0 million in the event the majority of the combined voting power of SFX votes with respect to, but does not vote in favor of, the MMR Merger.

         The Company anticipates that it will consummate all of the Pending Acquisitions by the second or third quarter of 1997. However, the timing and completion of the Pending Acquisition and the Dispositions are subject to number of conditions, certain of which are beyond the Company's control. Each of the Pending Acquisitions (other than the Delsener/Slater Acquisition) and the Dispositions is subject to the approval of the FCC. Additionally, the Federal Trade Commission and the Department of Justice, Antitrust Division (the "Antitrust Agencies") have increased their scrutiny of the radio industry. The Antitrust Agencies have indicated their intention to review matters related to the concentration of ownership within markets even when the ownership in question is permitted under the provisions of the Recent Legislation. While the Company believes that each of the Pending Acquisitions and the Dispositions does not represent or result in an impermissible concentration of ownership, there can be no assurance that the Antitrust Agencies will not take a contrary position, which could delay or prevent the consummation of any or all the Pending Acquisition or Dispositions or require the Company to restructure its ownership in the relevant market or markets. In order to fund certain of the Pending Acquisitions, the Company will required to seek additional financing. There can be no assurance that such financing will be available to the Company on commercially acceptable terms, if at all. The MMR Merger is also subject to the approval of stockholders of MMR and the Company.

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

         SOURCES OF LIQUIDITY. In May 1996, the Company repaid all amounts owing under the Old Credit Agreement with the proceeds of the Financing. The Company has received a firm commitment from a lending institution to underwrite the New Credit Agreement, a $225 million senior credit facility. The Company's obligations under the New Credit Agreement will be secured by substantially all of its assets in which a security interest may lawfully be granted, including property, stock of subsidiaries and accounts receivable, and guaranteed by the subsidiaries of the Company. It is expected that the New Credit Agreement will prohibit SFX from utilizing funds available thereunder unless SFX meets certain specified financial ratios, such as total leverage and senior leverage ratios. The Company expects to complete the New Credit Agreement prior to the MMR Merger. The Company currently anticipates that borrowings will be required under the New Credit Agreement to finance a portion of the Pending Acquisitions, including the repayment of MMR's debt upon completion of the merger. There can be no assurance, however, that the Company will be able to enter into the New Credit Agreement on a timely basis, or at all, or that the Company will be able to borrow under the New Credit Agreement.

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

         In May 1996, the Company issued $450.0 million of its 10.75% Senior Subordinated Notes due in 2006. The indenture relating to its 10.75% Senior Subordinated Notes due 2006 ("Indenture") contains covenants that, among other things, limit the ability of the Company and its subsidiaries to engage in transactions with their affiliates.

         In addition, SFX is currently exploring a number of alternatives, including offerings of equity and/or debt securities to fund certain of the Pending Acquisitions. SFX's ability to issue preferred stock or debt securities and to make borrowings under the New Credit Agreement may be significantly impacted by the covenants in the New Credit Agreement, the Certificate of Designations relating to the Series D Preferred Stock, and/or the Indenture. SFX's ability to raise financing on favorable terms and to make certain borrowings under the New Credit Agreement is also dependent on improvements in the Broadcast Cash Flow of SFX's existing stations and the stations which SFX has agreed to acquire.

         The Company expects that any additional acquisitions of radio stations will be financed through funds generated from operations, cash on hand, funds which may be available under the New Credit Agreement and additional debt and equity financing. The availability of additional acquisition financing on favorable terms cannot be assured, and, depending on the terms of the proposed acquisition financing, could be restricted by the New Credit Agreement and/or the debt incurrence test under the Indenture and the Series D Preferred Stock.

         The Company's ability to fund the Pending Acquisitions, make scheduled payments of principal, or to pay interest on or to refinance its debt and to make dividend payments on the Series D Preferred Stock, to make conversion payments with respect to the Series D Preferred Stock and to redeem the Series B Preferred Stock and the Series D Preferred Stock depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the radio stations to be acquired and the integration of such stations into the Company's operations. There can be no assurance that the Company will be able to borrow under the New Credit Agreement, that the Company's business will generate sufficient cash flow from operations, that anticipated improvements in operating results will be achieved or that future financing including borrowings under the New Credit Agreement will be available in an amount sufficient to enable the Company to service its debt, to make dividend, conversion or redemption payments on the Series D Preferred Stock or to make necessary capital or other expenditures. The Company may be required to refinance a portion of the Notes or the aggregate liquidation preference of the Series D Preferred Stock prior to their respective maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of radio stations or otherwise for any such refinancing.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As reported in the Forms 10-Q filed by the Company in respect of the quarterly periods ended March 31, 1996 and June 30, 1996, in a complaint (Index No. 602056/96) dated April 18, 1996, Paul Pops, who purports to be a stockholder of MMR, brought suit in the Supreme Court of the State of New York against MMR, each of the directors of MMR, the Company and Robert F.X. Sillerman, the Chief Executive Officer of the Company, seeking to enjoin the MMR Merger, or, in the alternative, seeking monetary damages. The suit alleges that the consideration to be paid to the MMR security holders in the MMR Merger is unfair and grossly inadequate. The suit also alleges that in connection with entering into the Merger Agreement, the directors of MMR violated their fiduciary duties to MMR and its stockholders and that the Company aided and abetted such violation. The complaint also alleges that the action should be certified as a class action representing the interests of the stockholders of MMR. The defendants filed a motion to dismiss the complaint for failure to state a cause of action. On September 25, 1996, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement in principle providing for the settlement of the action. Pursuant to the Settlement, the plaintiff has agreed that the Exchange Ratio, as set forth in Amendment No. 3 to the Merger Agreement, is fair to the public shareholders of MMR. The Settlement provides for the Company to pay plaintiff's counsel's fees as approved by the Court. The Settlement is conditioned upon the (i) consummation of the MMR Merger, (ii) completion of certain confirmatory discovery, and (iii) approval of the Court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they committed any violations of law or have acted in bad faith. There can be no assurance that the Court will approve the Settlement on the terms and conditions provided for therein, or at all. Management believes that this proceeding will not impact the planned closing of the MMR Merger on November 22, 1996.

         The Company is a defendant in a lawsuit filed October 21, 1996 by Cardinal Communications Partners, L.P. ("Cardinal") in the District Court of Dallas County, Texas (No. 9611157). Also named as defendants are D. Geoffrey Armstrong and Robert F.X. Sillerman, executive officers of the Company. The complaint alleges that Cardinal is entitled to contingent payments related to its sale of Dallas radio station KTCK-AM to the Company in April 1995 and the Company's subsequent sale of KTCK-AM in October 1996 in the Dallas Disposition. The complaint seeks a declaratory judgment and actual and punitive damages in an unspecified amount, as well as attorneys' fees, based on claims of breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The Complaint has not yet been joined and there has been no discovery or other proceedings. The Company intends to defend the case vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         2.1 Stock Purchase Agreement by and among SFX Broadcasting, Inc., Liberty Broadcasting, Incorporated, Josephthall, Littlejohn and Levy Fund, L.P., Michael Craven and James Thompson dated as of November 15, 1995 (incorporated by reference to Exhibit
                  10.34 of the Form 10-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) for the fiscal year ended December 31,
                  1995).

         2.2 Asset Purchase Agreement, dated May 1, 1996, among SFX Broadcasting, Inc., KIRO, Inc. and Bonneville Holding Company (incorporated by reference to Exhibit 10.2 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on May 9, 1996).

         2.3 Asset Purchase Agreement by and between Prism Radio Partners, L.P. and SFX Broadcasting, Inc. (incorporated by reference to
                  Exhibit 10.40 of the Form 10-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) for the fiscal year ended December 31, 1995).

         2.4 Amendment No. 2, dated as of July 30, 1996, to the Amended and Restated Agreement and Plan of Merger, dated as of April 15, 1996, as amended on May 6, 1996, among SFX Broadcasting, Inc., SFX Merger Company and Multi-Market Radio, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on August 22
                  1996).

         2.5 Exchange Agreement, dated July 1, 1996, between Chancellor Radio Broadcasting Company and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to the Form S-4 of SFX Broadcasting, Inc. (Commission File No. 333-06553) filed with the Securities and Exchange Commission of July 16, 1996).

         2.6 Asset Purchase Agreement by and between SFX Broadcasting of Texas (KTCK) Licensee, Inc., SFX Broadcasting of Texas
                  (KTCK), Inc. and KRBE Co. (incorporated by reference to
                  Exhibit 10.58 of Amendment No. 1 to the Form S-4 of SFX Broadcasting, Inc. (Commission File No. 333-06553) filed with the Securities and Exchange Commission on July 16, 1996).

         2.7 Option Agreement by and between Capstar Communications of Mississippi, Inc. and SPUR Capital, Inc. dated December 15, 1993 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of SFX Broadcasting, Inc. (Commission File No. 0-22486) for the three-month period ended March 31, 1996).

         2.8 Amendment No. 3, dated as of September 30, 1996, to the Amended and Restated Agreement and Plan of Merger, dated as of April 15, 1996, as amended on May 6, 1996 and July 30, 1996, among SFX Broadcasting, Inc, SFX Merger Company and Multi-Market Radio, Inc. (incorporated by reference to
                  Exhibit 2.1 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on October 3, 1996).

         2.9 Asset Purchase Agreement between Lewis Broadcasting Corporation and Multi-Market Radio Acquisition Corp. (incorporated by reference to Exhibit 10.49 of the Form SB-2 of Multi-Market Radio, Inc. (Commission File No. 333-1712) filed on February 27, 1996).

         2.10 Letter of intent, dated August 28, 1996, between SFX Broadcasting, Inc. and EZ Communications, Inc.

         2.11 Letter of intent, dated August 9, 1996, between SFX Broadcasting, Inc., Kenneth A. Brown, ABS Communications, Inc., ABS Communications, L.L.C., ABS Richmond Partners, L.P., ABS Richmond Partners II, L.P., EBF, Inc. and EBF Partners.

         2.12 Asset Exchange Agreement, dated as of September 24, 1996, among WHFS, Inc., Liberty Broadcasting of Maryland Incorporated, SFX Broadcasting, Inc. and CBS Inc. (incorporated by reference to Exhibit 2.5 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on October 3,
                  1996).

         2.13 Asset Purchase Agreement between Jarad Broadcasting Company of Albany Inc. and Liberty Broadcasting of Albany, Incorporated.

         2.14 Asset Purchase Agreement between Secret Communications Limited Partnership and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on October 30, 1996).

         2.15 Purchase and Sale Agreement among WWYZ, Inc. Great American Music Fest & Production Co. (collectively the "Companies"), each of the shareholders of the Companies and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on October 30, 1996).

         2.16 Amendment to Asset Purchase Agreement between Texas Coast Broadcasters, Inc. and Multi-Market Radio, Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on October 30, 1996).

         2.17 Stock Purchase Agreement between Delsener/Slater Enterprises, Ltd., Beach Concerts, Inc. Connecticut Concerts, Incorporated, Broadway Concerts, Inc., Ardee Productions, Ltd., Ardee Festivals NJ, Inc., In- House Tickets, Inc. Exit 116 Revisited, Inc. Dumb Deal, Inc., Ron Delsener, Mitch Slater and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on October 30, 1996).

         10.1 Loan Agreement, dated September 4, 1996, by and between Multi-Market Radio, Inc. and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of Multi-Market, Inc. (Commission File No. 0-22080) filed on September 10, 1996).

         11.      Statement regarding Calculation of Per Share Earnings.

         27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

         On July 10, 1996, the Company filed a Form 8-K under cover of Items 2 (Acquisition or Disposition of Assets) and 5 (Other Events) thereof disclosing various acquisitions and dispositions by the Company and the consummation of a tender offer and consent solicitation by the Company in respect of its 11.375% Senior Subordinated Notes due 2000. The Form 8- K included historical financial statements for the businesses acquired by the Company. The Form 8-K was amended by a Form 8-K/A filed on August 22, 1996. The Form 8-K/A included historical financial statements for the businesses acquired by the Company and unaudited pro forma financial information of the Company.

         On August 8, 1996, the Company filed a Form 8-K under cover of Item 5 (Other Events) thereof, to disclose the execution of Amendment No. 2 to the Merger Agreement among the Company, SFX Merger Company and MMR, the consummation of certain private placements and the effectiveness of related registration statements, the execution of agreements relating to the acquisition and disposition of certain radio stations, the acquisition of one radio station and the announcement of a date by which stockholders of the Company must submit proposals for inclusion in the proxy statement relating to the 1996 annual meeting of stockholders of the Company. The Form 8-K included certain unaudited pro forma financial information of the Company.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SFX BROADCASTING, INC.



Date:    November 14, 1996              By:/s/Howard Tytel
                                           -------------------------------
                                           Howard J. Tytel
                                           Executive Vice President and
                                           Secretary


Date:    November 14, 1996              By:/s/D. Geoffrey Armstrong
                                           -------------------------------
                                           D. Geoffrey Armstrong
                                           Vice President, Treasury, and Chief
                                           Financial Officer