Form 10-K
period 1996-12-31
SFX BROADCASTING INC
filed 1997-03-31
CIK 908612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                                         Commission file number:  0-22486

                                              SFX BROADCASTING, INC.
                              (Exact name of Registrant as Specified in Its Charter)

            Delaware                                                                           13-3649750
  (State or Other Jurisdiction                                                              (I.R.S. Employer
        of Incorporation)                                                                  Identification No.)
                                          150 East 58th Street, 19th Floor                        10155
                                                 New York, New York                            (Zip Code)
                                      (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  ( 212) 407-9191

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                CLASS B WARRANTS
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X No __.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value as of the close of business on March 24, 1997 of the voting stock held by non-affiliates of the registrant was $242,943,180.

         The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 24, 1997 was 8,314,186 and 1,064,936, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Annual Report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         SFX Broadcasting, Inc., a Delaware corporation (the "Company"), was incorporated in Delaware in 1992 principally to acquire and operate radio stations. Upon consummation of the Company's initial public offering in the fall of 1993, the Company owned and operated or provided programming to nine radio stations in six markets. During the past three years, the Company has significantly expanded its radio station operations. The Company is currently one of the largest radio station groups in the United States and owns or operates, provides programming to or sells advertising on behalf of 67 radio stations in 20 markets. The Company's radio stations are diverse in terms of format and geographic markets and are organized into five contiguous regional clusters designed to maximize market penetration. Upon consummation of the Pending Acquisitions and the Pending Disposition (as defined herein), the Company will own or operate, provide programming to or sell advertising on behalf of 80 radio stations (61 FM and 19 AM stations) in 23 markets. In addition, the Company will rank number one or two in 1996 combined market revenues in 18 of its 23 markets and will own or operate two or more stations in 22 of these markets.

         The following chart sets forth certain information with respect to the Company's stations after giving effect to the Pending Acquisitions and the Pending Disposition:



                                                                              NUMBER OF
                                                                              STATIONS
                                                                              OPERATED
                                                                              FOLLOWING                     1996       1996
                                               NUMBER OF      NUMBER OF       PENDING       COMBINED       COMBINED   COMBINED
                                               STATIONS        STATIONS     ACQUISITIONS     MARKET         MARKET     MARKET
                               MARKET          CURRENTLY       TO BE         AND PENDING    AUDIENCE       REVENUE    REVENUE
MARKET                        RANK (1)        OPERATED(2)     ACQUIRED       DISPOSITION      SHARE         SHARE      SHARE
---------------------------  ----------    --------------   ------------- --------------- -----------   ------------ ----------
                                                                            AM       FM
                                                                          ------  -------
NORTHEAST REGION
Providence, RI                   31                3               --        1          2    22.3%           28.0%        2
Hartford, CT                     42                5               --        1          4    33.1%           33.8%        2
Albany, NY                       57                5               --        2          3    26.1%           30.2%        1
Springfield/Northampton, MA      77                3               --        1          2    20.3%           29.9%        1
New Haven, CT                    97              2[4]              --       --          2    31.9%           50.3%        1

MID-SOUTH ATLANTIC REGION

Charlotte, NC                    37                2               1        --          3    24.9%           27.7%        2
Greensboro, NC                   41                4               --        2          2    15.6%           18.0%        4
Nashville, TN                    44                2               --       --          2    25.0%           28.0%        1
Greenville-Spartanburg, SC       59                4               --        1          3    35.4%           46.3%        1

MID-ATLANTIC REGION

Pittsburgh, PA                   20               --               5         1          4    27.0%           33.5%        1
Milwaukee, WI                    29               --               2         1          1     8.7%            8.2%        4
Indianapolis, IN                 36               --               3         1          2    20.5%           26.8%        2
Raleigh-Durham, NC               48                4               --       --          4    32.0%           40.6%        1
Richmond, VA                     56                1               4        --          5    29.6%           34.8%        2

SOUTHERN REGION

Jacksonville, FL                 53                4              2(5)       2          4    36.8%           45.3%        1
Daytona Beach, FL                93                1               --       --          1    12.4%           33.3%        1
Jackson, MS                     118                6               --        2          4    36.2%           56.6%        1

                                                                             NUMBER OF
                                                                              STATIONS
                                                                              OPERATED
                                                                              FOLLOWING                     1996       1996
                                               NUMBER OF      NUMBER OF       PENDING       COMBINED       COMBINED   COMBINED
                                               STATIONS        STATIONS     ACQUISITIONS     MARKET         MARKET     MARKET
                               MARKET          CURRENTLY       TO BE         AND PENDING    AUDIENCE       REVENUE    REVENUE
MARKET                        RANK (1)        OPERATED(2)     ACQUIRED       DISPOSITION      SHARE         SHARE      SHARE
---------------------------  ----------    --------------   ------------- --------------- -----------   ------------ ----------
                                                                            AM       FM
                                                                          ------  -------

Biloxi, MS                            133      2               --           --          2    31.8%           47.6%        1

SOUTHWEST REGION

Dallas, TX                              7     --                2           --          2     6.4%            5.7%        5
Houston, TX                             9      4               --            1          3    16.9%           15.6%        2
San Diego, CA                          14      2               --           --          2    10.3%           11.0%        3
Tucson, AZ                             60      4               --            2          2    26.1%           26.2%        1
Wichita, KS                            90      3               --            1          2    18.6%           21.0%        3
                                              ---             ----          ---    --------  -----           -----       ---
         Total                                61               19           19         61

(1) Based upon BIA Publications, Inc.'s ("BIA") 1996 Market, Stations Revenues and Ranking.
(2) Does not include seven radio stations which are currently owned by the Company or which the Company has agreed to acquire and are to be transferred in the Pending Disposition, the Chancellor Exchange, the CBS Exchange and the Charlotte Exchange (each as defined herein).
(3) Ranks radio stations currently operated and radio stations anticipated to be operated by the Company upon the consummation of the Pending Acquisitions and the Pending Disposition against radio stations actually owned and operated in 1996 by other market participants.
(4) Includes one station which the Company does not own or operate but sells advertising on behalf of pursuant to a Joint Sales Agreement
     ("JSA").
(5) The Company currently provides programming and sells advertising on these stations pursuant to a Local Marketing Agreement ("LMA").

OPERATING STRATEGY

         Operate Highly Ranked Stations. The Company believes that operating highly ranked stations, measured in terms of combined market audience share, provides important advantages because such stations are regarded as an efficient means of targeting advertising dollars at well-defined audiences. Such stations can better capitalize on the operating leverage inherent in the radio industry because a significant portion of the total costs of operating a radio station are fixed and, therefore, increased revenues generally result in disproportionately larger increases in Broadcast Cash Flow (as defined herein).

         Assemble Market Clusters with Regional Concentrations. The Company has capitalized and intends to continue to capitalize on the recently enacted Telecommunications Act of 1996 (the "Telecom Act") by assembling and operating a cluster of stations in each of its principal markets. The Company believes that, by having a larger share of the total advertising inventory in a particular market, it can offer advertisers attractive packages of advertising options. The Company also believes that its cluster approach will allow it to operate its stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses. By assembling market clusters with a regional concentration, the Company believes that it will be able to increase revenues by targeting regionally-based advertisers and capturing a larger share of their advertising budgets. The Company believes that its cluster approach will allow it to compete more effectively against other advertising mediums including newspaper and television. The Pending Acquisitions will strengthen the Company's existing clusters of stations and create additional clusters within regions in which it already operates.

         Enhance Revenues and Control Costs. The Company seeks to maximize Broadcast Cash Flow by employing management techniques to enhance revenues while maintaining strict cost controls. Key elements of the Company's strategy include:

         Aggressive Sales and Inventory Management. In each of its market clusters, the Company utilizes sophisticated sales reporting systems to monitor its sales activity and to formulate and implement pricing strategies and inventory controls. The Company believes that having a larger share of the total advertising inventory in a particular market enhances its ability to identify market trends, as well as to compete on a more equal basis with non-radio competitors which now control in excess of 90% of the advertising revenue in the Company's markets.

         Targeted Programming. The Company utilizes extensive market research to refine the programming at each of its stations and to position each of the stations within a particular cluster to maximize the total audience share and market revenue of the cluster as a whole. The Company's cluster approach is designed to afford it the flexibility either to develop strong programming formats for its market leading stations or to develop independently successful program formats to meet the needs of particular market conditions.

         Strict Cost Controls. The Company's management imposes strict financial reporting requirements and expense budget limitations on each of its stations. In addition, management maintains a centralized accounting system which allows it to monitor the performance and operations of each of its stations. Such centralization allows the Company to achieve expense savings in certain areas, including purchasing and administrative expenses. The Company also achieves expense savings through the elimination of certain duplicative costs within its markets and market clusters.

         Leverage Regional Management Structure. The Company emphasizes both regional and local management of its radio stations. In July 1996, in connection with its rapid growth, the Company implemented a new regional management structure. The regional operations are currently managed under the direction of five regional vice presidents, each of whom reports directly to the Company's Chief Executive Officer and Chief Operating Officer. Each of these regional vice presidents is an experienced executive with over 15 years of radio broadcasting experience. Through this regional management structure, the Company believes that it will be able to more readily transfer the programming and sales successes of individual stations and clusters to other stations and clusters within the same region. The Company believes that regional management and coordination will enable it to maximize the benefits of operating a large number of radio stations in numerous markets while maintaining controls over local operations. Local management is primarily responsible for building and developing a sales team capable of converting the station's audience rankings into revenues. The Company's general managers and sales managers are motivated through incentive compensation based primarily upon their station's cash flow performance. The stations to be acquired in the Pending Acquisitions are in regions where the Company has already established a regional management structure.

         Invest in Complementary Businesses. The Company intends to selectively pursue acquisitions of, and other business arrangements with, complementary businesses that provide opportunities to capitalize on the Company's core capabilities as one of the largest radio station groups in the United States.

         Concert Promotion Business. Following the Company's strategy to invest in businesses which complement its radio station operations, the Company has become a leading promoter of music concerts and other entertainment events through a series of completed and contracted for acquisitions of significant concert promoters.
         The Company intends to concentrate its concert promotion activities in markets where a single concert promoter owns or has long-term leases to operate the principal venues within such market, particularly in markets where the Company currently owns and/or operates radio stations.

         Management believes that the concert promotion industry presently bears many characteristics similar to the radio station industry prior to the recent significant consolidations. In particular, the concert promotion business is highly fragmented consisting principally of regional and local companies. Management believes that significant opportunities exist for profitable growth in the concert promotion industry. Moreover, management believes that concert promotion businesses are generally available for acquisition at significantly lower multiples of cash flow than radio broadcasting businesses.

         The following chart sets forth certain information with respect to certain major venues which the Company will own, operate through long-term leases or exclusively produce events for, following the consummation of the Pending Acquisitions (as defined herein):

LOCATION                                VENUE                                             SEATING CAPACITY
--------                                -----                                             ----------------
Long Island, New York                   Jones Beach Marine Amphitheater                 11,100
Holmdel, New Jersey                     PNC Bank Arts Center (formerly the
                                        Garden State Arts Center)                       10,800[1]
Hartford, Connecticut                   Meadows Music Theater                           25,000
Rochester, New York                     Finger Lakes Performing Arts (2)                12,700

Indianapolis, Indiana                   Deer Creek Music Center (3)                     21,000

Columbus, Ohio                          Polaris Amphitheater (3)                        20,000

Indianapolis, Indiana                   Murat Centre (3)                                2,700 seat theater and
                                                                                          2,200 seat ballroom

(1) The Company, in connection with Pavilion Partners, has entered into a new 22 year lease agreement which grants Pavilion Partners the right to expand the capacity to 17,500 prior to the start of the 1998 concert season.
(2) The Company has entered into a letter of intent to be the exclusive promoter of this venue.
(3) The Company will own or operate these venues upon the consummation of the Sunshine Acquisition (as defined herein).

         Investment in Music Technologies LLC. In August 1996, the Company made an equity investment in a newly formed company, Music Technologies LLC ("Music Technologies"). Music Technologies was formed to provide music research services to radio broadcasting companies including the Company. In exchange for the Company's investment, Music Technologies agreed to provide certain music testing services to the Company at cost. Music Technologies began performing music tests for the Company during the first quarter of 1997. As of March 1997, Music Technologies has not provided significant services for other broadcasting companies.

RADIO BROADCASTING

Recently Completed Acquisitions and Dispositions

         From January 1, 1996 through the date hereof, the Company acquired or entered into agreements to acquire 67 stations in 19 markets, net of certain dispositions. The major acquisitions and dispositions during this period were as follows:

The Liberty Acquisition

         In July 1996, the Company acquired Liberty Broadcasting Inc. ("Liberty") for a purchase price of approximately $239.7 million, including $10.4 million for working capital (the "Liberty Acquisition"). Liberty was a privately-held radio broadcasting company which owned and operated or provided programming to or sold advertising on behalf of 14 FM and six AM radio stations (the "Liberty Stations") operating in six markets. The Liberty Acquisition significantly expanded the Company's presence in Providence, Rhode Island; Hartford, Connecticut; and in Albany, New York in the Northeast Region, as well as in Richmond, Virginia. Also in July 1996, the Company sold three of the Liberty Stations operating in the Washington D.C./Baltimore, Maryland market for $25.0 million (the "Washington Dispositions").

The Prism Acquisition

         In July 1996, the Company acquired from Prism Radio Partners L.P. ("Prism"), a privately-held radio broadcasting company, substantially all of the assets of eight FM and five AM radio stations located in four markets:
Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona; and Wichita, Kansas. In September 1996, the Company also acquired from Prism substantially all of the assets of three radio stations operating in Louisville, Kentucky (the "Louisville Acquisition" and collectively, the "Prism Acquisition"). The total purchase price for the Prism Acquisition was approximately $105.3 million. In October 1996, the Company sold the Louisville stations (the "Louisville Dispositions") for $18.5 million. The Prism Acquisition significantly expanded the Company's presence in the Southern, Mid-Atlantic and Southwest Regions.

The MMR Merger

         In November 1996, the Company consummated the merger of Multi-Market Radio, Inc. ("MMR") (the "MMR Merger"), pursuant to which it acquired MMR in exchange for approximately 1,800,000 shares of capital stock of the Company and other equity securities having a total value of approximately $71.5 million. Concurrently with the consummation of the MMR Merger, the Company paid approximately $43.0 million to satisfy outstanding indebtedness of MMR. MMR was a publicly held radio broadcasting company which owned and operated or provided programming to or sold advertising on behalf of 13 FM and one AM radio station operating in seven markets. As a result of the MMR Merger, the Company significantly expanded its presence in the following markets: Hartford and New Haven, Connecticut and Springfield/Northampton, Massachusetts in the Northeast Region; Daytona Beach, Florida and Biloxi, Mississippi in the Southern Region; and Myrtle Beach, South Carolina.

Additional Acquisitions

         The Company also expanded its presence in certain key markets in North Carolina. In February 1996, the Company acquired radio stations WTDR-FM and WLYT-FM (formerly WEZC-FM), both operating in Charlotte, North Carolina, for an aggregate purchase price of $24.3 million (the "Charlotte Acquisition"). In June 1996, the Company acquired substantially all of the assets of WROQ-FM, operating in Greenville, South Carolina, for approximately $14.0 million (the "Greenville Acquisition"). The Greenville Acquisition increased the number of radio stations the Company owns in the Greenville-Spartanburg market to four. Also in June 1996, the Company acquired substantially all of the assets of WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina, for approximately $36.8 million (the "Raleigh-Greensboro Acquisition"). As a result of the Raleigh-Greensboro Acquisition, the Company owns four radio stations in each of the Raleigh-Durham market and the Greensboro market.

         In November 1996, the Company consummated the sale of KTCK-AM, operating in Dallas, Texas, for a net consideration of $13.4 million (the "Dallas Disposition").

         In February 1997, the Company purchased WWYZ-FM, operating in Hartford Connecticut, for a purchase price of $25.5 million (the "Hartford
Acquisition"). The Hartford Acquisition increased the number of stations the Company owns in the Hartford market to five.

         In March 1997, the Company acquired two radio stations operating in Houston, Texas, for a purchase price of approximately $43.0 million, exclusive of certain additional contingent liabilities which may become payable
(the "Texas Coast Acquisition"). The Texas Coast Acquisition increased the number of stations the Company owns in the Houston market to four.

         In addition, the Company augmented its existing radio station markets by acquiring three stations in Jackson, Mississippi (the "Jackson Acquisition"), one station in Greensboro, North Carolina (the "Greensboro Acquisition") and one station in Albany, New York (the "Albany Acquisition") and exchanging the assets of a Dallas, Texas station for a station operating in Houston, Texas (the "Houston Exchange").

Pending Acquisitions and Pending Disposition

         In October 1996, the Company entered into an agreement, which was subsequently amended, with Secret Communications Limited Partnership, a privately-held entity ("Secret Communications"), which, as amended, provides for the acquisition by the Company of substantially all of the assets used in the operation of three radio stations located in Indianapolis, Indiana and four radio stations located in Pittsburgh, Pennsylvania for $255.0 million (the "Secret Acquisition"). Two of the radio stations in Pittsburgh are not yet owned by Secret Communications but must be acquired prior to the consummation of the acquisition, and Secret Communications currently provides services to these stations pursuant to an LMA. The agreement provides the Company the right to acquire the Indianapolis stations, prior to the acquisition of the Pittsburgh stations, for $127.5 million. Management believes that the acquisition offers significant opportunity to improve revenues at the acquired stations. In the Pittsburgh market, management anticipates that the Company will benefit from several recent actions taken by Secret Communications, including the adoption of a new format at one station, completion of a facilities swap which resulted in one of the stations moving to a stronger signal with improved coverage of the market area and consolidation of certain selling and administrative functions.

         In addition, pursuant to separate agreements, the Company has also agreed to: (i) acquire substantially all the assets of four radio stations operating in Richmond, Virginia, where the Company currently owns one station, for a purchase price of $40.4 million and certain contingent payments (the "Richmond Acquisition"); (ii) exchange one radio station operating in Washington, D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange"); (iii) exchange four radio stations owned by the Company and located in Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million (the "Chancellor Exchange"); (iv) exchange one radio station operating in Pittsburgh, Pennsylvania which the Company is acquiring from Secret Communications and $20.0 million in cash for one radio station operating in Charlotte, North Carolina, (the "Charlotte Exchange"); (v) sell one radio station operating in Little Rock, Arkansas, for a sale price of $4.1 million (the "Little Rock Disposition"); and
(vi) pursuant to a letter of intent, to acquire two radio stations (operating in Pittsburgh, Pennsylvania, and two radio stations operating in Milwaukee, Wisconsin from the Hearst Corporation for $35.0 million (the "Hearst Acquisition"). The parties intend to complete the Hearst Acquisition using a structure which will facilitate a like kind exchange under Section 1031 of the Internal Revenue Code for the benefit of the Hearst Corporation.

CONCERT PROMOTION

Recently Completed Acquisitions

         In January 1997, the Company acquired Delsener/Slater Enterprises, Ltd ("Delsener/Slater"), a concert promotion company which has long-term leases, or is the exclusive promoter, for many of the major concert venues in the New York City metropolitan area including the Jones Beach Marine Amphitheater and the PNC Bank Arts Center (formerly the Garden State Arts Center), for an aggregate consideration of approximately $24.0 million.

         In March 1997, the Company consummated the acquisition of certain companies which hold a thirty-seven year lease to operate the Meadows Music Theater, a 25,000 seat outdoor complex, located in Hartford, Connecticut, for a purchase price of $1.0 million in cash, shares of Class A Common Stock with a value of approximately $9.0 million, which are callable by the Company under certain circumstances, and the assumption of approximately $14.0 million in debt.

         Also in March, 1997, the Company, in partnership with Pavilion Partners, entered into an a twenty-two year lease to operate the PNC Bank Arts Center, a 10,800 seat complex located in Holmdel, New Jersey. The lease also granted Pavilion Partners the right to expand the capacity to 17,500 prior to the 1998 season.

Pending Acquisitions

         In March, 1997, the Company entered into a letter of intent with Sunshine Promotions, Inc. ("Sunshine"), one of the largest concert promoters in the Midwest, to acquire substantially all of the assets of Sunshine and certain other related companies for an aggregate purchase price of approximately
$59.0 million consisting of $50.0 million in cash at closing, $2.0 million in cash payable over five years, shares of the Company's Class A Common Stock par value $.01 per share (the "Class A Common Stock") with a maximum value of approximately $4.0 million and the assumption of approximately $3.0 million in debt. The assets to be acquired include Deer Creek Music Center, a 21,000 seat complex located in Indianapolis, Indiana, the Polaris

Amphitheater, a 20,000 seat complex located in Columbus, Ohio and a 99 year lease to operate Murat Centre, a 2,700 seat theater and 2,200 seat ballroom, located in Indianapolis, Indiana.

         Also in March, 1997, the Company entered into a letter of intent with Finger Lakes Performing Arts Center, a 12,700 seat complex located in Rochester, New York, to be the exclusive promoter of concerts at the facility (the "Finger Lakes Transaction").

         The Secret Communications Acquisition, the Richmond Acquisition, the CBS Exchange, the Chancellor Exchange, the Charlotte Exchange, the Sunshine Acquisition, the Finger Lakes Transaction and the Hearst Acquisition are referred to herein collectively as the "Pending Acquisitions." The Little Rock Disposition is referred to herein as the "Pending Disposition."

         The Company anticipates that it will consummate all of the Pending Acquisitions and the Pending Disposition in the second and third quarters of 1997.

         The timing and completion of the Pending Acquisitions and the Pending Disposition are subject to a number of conditions, certain of which are beyond the Company's control. Each of the Pending Acquisitions and the Pending Disposition is subject to the approval of the Federal Communications Commission (the "FCC") (other than the Sunshine Acquisition) and the Company's lenders. Additionally, the Department of Justice, Antitrust Division (the "Antitrust Division") has indicated its intention to review matters related to the concentration of ownership within markets even when the ownership in question is permitted under the provisions of the Telecom Act. Certain of the Pending Acquisitions have been subject to inquiries from the Antitrust Division. While the Company believes that each of the Pending Acquisitions and the Pending Disposition does not substantially lessen competition, there can be no assurance that the Antitrust Division will not take a contrary position, which could delay or prevent the consummation of any or all of the Pending Acquisitions or require the Company to restructure its ownership in the relevant market or markets. The Company's ability to consummate the Pending Acquisitions is also subject to the availability of funds under the Company's $225.0 million senior credit facility (the "Credit Agreement") and other sources of financing which the Company is currently evaluating.
In addition, the Sunshine Acquisition, the Finger Lakes Transaction, and the Hearst Acquisition are subject to the execution of definitive acquisition agreements. Based upon discussions with its commercial and investment bankers, management believes that financing to complete the Pending Acquisitions will be available on acceptable terms.

THE STATIONS

         The following table summarizes certain information with respect to the radio stations the Company will own and operate, provide programming to or sell advertising on behalf of, after giving effect to the Pending Acquisitions and the Pending Disposition.



                                                                                                  1996       TOTAL
                                                                       STATION RANK             STATION    NUMBER OF  EXPIRATION
                     MARKET                               TARGET       AMONG TARGET   AUDIENCE   REVENUE   STATIONS   DATE OF FCC
     STATION(1)      RANK(2)     STATION FORMAT(2)    DEMOGRAPHICS(3) DEMOGRAPHICS(2) SHARE(2)   RANK(2)   MARKET(2) AUTHORIZATION
-------------------- -------     -----------------    --------------- --------------- --------   -------   --------- -------------
NORTHEAST REGION
Providence, RI           31
    WSNE-FM .........         Adult Contemporary("AC")  Adults 25-54            3           6.6%       6       30        4/1/98
    WHJY-FM .........         Album Oriented Rock       Adults 18-34            1           9.9%       1       30        4/1/98
    WHJJ-AM .........         News/Talk                 Adults 35-64            7           5.8%       9       30        4/1/98

Hartford, CT             42
    WHCN-FM .........         Album Oriented Rock       Adults 25-54            3           5.9%       8       20        4/1/98
    WMRQ-FM .........         Modern Rock               Adults 18-34            1           7.0%       9       20        4/1/98
    WPOP-AM .........         News/Talk                 Adults 35-64           16           1.6%      12       20        4/1/98
    WWYZ-FM .........         Country                   Adults 25-54            3          10.3%       4       20        4/1/98
    WKSS-FM..........         Top 40                    Adults 18-34            4           8.3%       5       20        4/1/98

Albany, NY               57
    WGNA-FM .........         Country                   Adults 25-54            1          14.1%       1       40        6/1/98
    WGNA-AM..........         Country                   Adults 25-54           23           0.3%      25       40        6/1/98
    WPYX-FM (4)......         Album Oriented Rock       Adults 18-34            1           8.3%       2       40        6/1/98
    WTRY-AM .........         Oldies                    Adults 35-64            9           1.7%      21       40        6/1/98
    WTRY-FM (5)......         Oldies                    Adults 25-54           13           1.7%      22       40        6/1/98

Springfield/
 Northampton, MA (6)     77
    WHMP-FM .........         Alternative               Adults 18-34            7           2.6%       6       16        4/1/98


                                                                                                 1996       TOTAL
                                                                       STATION RANK             STATION    NUMBER OF  EXPIRATION
                     MARKET                               TARGET       AMONG TARGET   AUDIENCE   REVENUE   STATIONS   DATE OF FCC
     STATION(1)      RANK(2)     STATION FORMAT(2)    DEMOGRAPHICS(3) DEMOGRAPHICS(2) SHARE(2)   RANK(2)   MARKET(2) AUTHORIZATION
 ------------------- -------     -----------------    --------------- --------------- --------   -------   --------- -------------
    WHMP-AM .........         Talk                      Adults 35-64           15           2.1%       7       16        4/1/98
    WPKX-FM .........         Country                   Adults 25-54            1          15.6%       2       16        4/1/98

New Haven, CT            97
    WPLR-FM .........         Album Oriented Rock       Adults 18-34            1          20.1%       1        8        4/1/98
    WYBC-FM (7)......         Urban AC                  Adults 18-34            4          11.8%       4        8        4/1/98

MID-SOUTH ATLANTIC
 REGION

Charlotte, NC            37
    WLYT-FM .........         AC                        Adults 25-54            3           7.5%       6       40       12/1/03
    WRFX-FM (8)......         Album Oriented Rock       Adults 25-54            1           9.7%       2       40       12/1/03
    WTDR-FM..........         Country                   Adults 25-54            4           7.7%       7       40       12/1/03

Greensboro, NC           41
    WMAG-FM..........         AC                        Adults 25-54            4           8.8%       3       34       12/1/03
    WTCK-AM (9)......         Sports                    Adults 25-54           NR           0.1%      19       34       12/1/03
    WMFR-AM..........         News/Talk                 Adults 25-54           20           1.5%      12       34       12/1/03
    WHSL-FM .........         Country                   Adults 25-54            7           5.2%      10       34       12/1/03

Nashville, TN            44
    WSIX-FM..........         Country                   Adults 25-54            1          17.5%       1       45        8/1/04
    WRVW-FM .........         AC                        Adults 18-34            2           7.5%       7       45        8/1/04

Greenville-
  Spartanburg, SC        59
    WSSL-FM..........         Country                   Adults 25-54            1          14.8%       1       36       12/1/03
    WMYI-FM..........         AC                        Adults 25-54            5           9.2%       3       36       12/1/03
    WGVL-AM..........         Talk                      Adults 25-54           18           0.3%      NR       36       12/1/03
    WROQ-FM..........         Classic Rock              Adults 25-54            3          11.1%       2       36       12/1/03

MID-ATLANTIC REGION

Pittsburgh, PA (10)      20
    WDVE-FM (11).....         Rock                      Adults 25-54            1          10.2%       2       47        8/1/98
    WXDX-FM (11).....         Alternative               Adults 18-34            2           3.5%      13       47        8/1/98
    WJJJ-FM (11).....         Smooth Jazz               Adults 25-54            9           4.2%      14       47        8/1/98
    WVTY-FM (12).....         AC                        Adults 25-54            5           4.7%       5       47        8/1/98
    WTAE-AM (12).....         Talk                      Adults 25-54           13           4.4%       6       47        8/1/98

Milwaukee, WI            29
    WLTQ-FM (12).....         AC                        Adults 25-54           10           3.4%       8       31       12/1/04
    WISN-AM (12).....         Talk                      Adults 25-54            8           5.3%       6       31       12/1/04

Indianapolis, IN         36
    WFBQ-FM (11).....         Album Oriented Rock       Adults 25-54            1          13.2%       1       30        8/1/04
    WRZX-FM (11).....         Alternative               Adults 18-34            2           5.6%       7       30        8/1/04
    WNDE-AM (11).....         News/Talk                 Adults 25-54           14           1.7%      14       30        8/1/04

Raleigh-Durham, NC       48
    WRSN-FM (13) ....         AC                        Adults 25-54           10           5.5%       9       33       12/1/03
    WDCG-FM..........         Contemporary Hit Radio    Adults 18-34            1          10.8%       2       33       12/1/03
    WRDU-FM..........         Album Oriented Rock       Adults 25-54            4           7.1%       3       33       12/1/03
    WTRG-FM..........         Classic Hits              Adults 35-64            3           8.6%       4       33       12/1/03

Richmond, VA             56
    WMXB-FM..........         AC                        Adults 25-34            6           6.1%       5       26       10/1/03
    WVGO-FM (14).....         Oldies                    Adults 18-49           12           0.5%      11       26       10/1/03
    WKLR-FM (14) (15)         70s Oldies                Adults 25-54           21           3.5%       9       26       10/1/03
    WKHK-FM (14).....         Country                   Adults 18-54           12          14.9%       1       26       10/1/03
    WBZU-FM (16).....         Alternative               Adults 18-34            3           4.6%      10       26       10/1/03

SOUTHERN REGION (17)

Jacksonville, FL         53
    WKQL-FM..........         Oldies/Adult              Adults 25-54            2           5.8%       7       34        2/1/04
    WIVY-FM..........         Soft Rock                 Adults 25-54            6           5.0%       8       34        2/1/04
    WOKV-AM..........         News/Talk                 Adults 18-49           11           6.0%       5       34        2/1/04
    WBWL-AM (18).....         Nostalgia                 Adults 50 & over                                       34        2/1/04
    WFYV-FM (19).....         Classic Rock              Adults 18-49                        9.8%       2       34        2/1/04
    WAPE-FM (19).....         AC                        Adults 18-49            2           8.6%       3       34        2/1/04

Daytona Beach, FL        93
    WGNE-FM .........         Country                   Adults 25-54            2          12.4%       1       14        2/1/04

Jackson, MS             118
    WMSI-FM..........         Country                   Adults 25-54            1          14.5%       1       28        6/1/04
    WKTF-FM..........         Country                   Adults 25-54           12           3.6%       8       28        6/1/04




                                                                                                 1996       TOTAL
                                                                       STATION RANK             STATION    NUMBER OF  EXPIRATION
                     MARKET                               TARGET       AMONG TARGET   AUDIENCE   REVENUE   STATIONS   DATE OF FCC
     STATION(1)      RANK(2)     STATION FORMAT(2)    DEMOGRAPHICS(3) DEMOGRAPHICS(2) SHARE(2)   RANK(2)   MARKET(2) AUTHORIZATION
 ------------------- -------     -----------------    --------------- --------------- --------   -------   --------- -------------
    WJDS-AM..........         AC                        Adults 25-54           14           0.9%      14       28        6/1/04
    WSTZ-FM..........         Album Oriented Rock       Adults 25-54            6           7.4%       4       28        6/1/04
    WJDX-FM..........         AC                        Adults 25-54            3           7.1%       3       28        6/1/04
    WZRX-AM .........         Gospel                    Adults 25-54           10           2.1%      13       28        6/1/04

Biloxi, MS              133
    WKNN-FM .........         Country                   Adults 25-54            1          21.7%       1       20        6/1/03
    WMJY-FM .........         AC                        Adults 25-54            2          10.1%       2       20        6/1/03

SOUTHWEST REGION

Dallas, TX                7
    KTXQ-FM (20).....         Album Oriented Rock       Adults 25-49           18           3.5%      12       49        8/1/97
    KRRW-FM (20).....         70s Oldies                Adults 25-54           17           2.9%      18       49        8/1/97

Houston, TX               9
    KODA-FM..........         AC                        Adults 25-54            2           7.3%       3       53        8/1/97
    KKRW-FM .........         70s Oldies                Adults 18-34           10           3.8%      11       53        8/1/97
    KQUE-FM (21).....         AC                        Adults 18-34            4           5.8%      16       53        8/1/97
    KNUZ-AM (21).....         Nostalgia                 Adults 35-64           NR           NR        NR       53        8/1/97

San Diego, CA            14
    KYXY-FM..........         AC                        Adults 25-54            1           8.0%       2       37       12/1/97
    KPLN-FM .........         Classic Rock              Adults 25-54            7           2.3%      17       37       12/1/97

Tucson, AZ               60
    KRQQ-FM..........         Contemporary Hit Radio    Adults 18-34            3           9.4%       3       27       10/1/97
    KWFM-FM..........         Oldies                    Adults 25-54           NR           5.9%       6       27       10/1/97
    KCEE-AM..........         Nostalgia                 Adults 61 & over       10           4.1%      13       27       10/1/97
    KNST-AM..........         News/Talk                 Adults 25-54            4           6.7%       5       27       10/1/97

Wichita, KS              90
    KRZZ-FM .........         Classic Rock              Adults 18-34            3           7.1%       6       23        6/1/97
    KKRD-FM .........         Contemporary Hit Radio    Adults 18-34            3           7.4%       3       23        6/1/97
    KNSS-AM .........         News/Talk                 Adults 25-54           11           4.1%       9       23        6/1/97

-----------
NR    Not rated.
(1) Some stations are licensed to a different community located within the market they serve.
(2)   Based upon BIA's 1996 Station Share, Target Demo and Target Demo Ranking.
(3) Due to variations that may exist within the same-station programming format, the demographic target may be different even though the station program format is the same.
(4) FCC records indicate that a complaint is pending at the FCC against WPYX-FM regarding the broadcast of allegedly indecent material.
(5)   WTRY-FM changed its call letters from WYSR-FM.
(6) Northampton is not separately rated by Arbitron and, accordingly, the number of stations in the market represents the number of stations in the combined Springfield/Northampton, Massachusetts market.
(7)   The Company sells advertising on WYBC-FM pursuant to a JSA.
(8) The Company has agreed to acquire WRFX-FM, operating in Charlotte, North Carolina, from EZ Communications in exchange for WDSY-FM, operating in Pittsburgh, Pennsylvania, and $20.0 million in cash.
(9)   WTCK-AM changed its call letters from WWWB-AM.
(10) Does not include WDSY, operating in Pittsburgh, Pennsylvania, which is to be disposed of in the Charlotte Exchange.
(11) On October 15, 1996, the Company agreed to acquire these stations from Secret Communications, which owns or has agreed to acquire each of the indicated stations.
(12) In March 1997, the Company entered into a letter of intent with the Hearst Corporation to acquire these stations.
(13)  WRSN-FM changed its call letters from WZZU-FM.
(14) In August 1996, the Company agreed to acquire substantially all of ABS Communications L.L.C. ("ABS") which owns or has agreed to acquire each of the four indicated stations.
(15)  WKLR-FM changed its call letters from WLEE-FM.
(16) On October 15, 1996, the FCC issued the licensee of WBZU-FM a notice of apparent liability for a forfeiture in the amount of $10,000 for apparent violation of federal regulations by airing indecent programming.
(17) Does not include KOLL-FM, Little Rock, Arkansas, which the Company has agreed to sell.
(18)  WBWL-AM changed its call letters from WPDQ-AM.
(19) Pursuant to the Chancellor Exchange, the Company has agreed to acquire WFYV-FM and WAPE-FM in exchange for four radio stations currently owned by the Company (but not listed in the table) operating in Long Island, New York. Chancellor currently provides programming to and sells advertising on the four Long Island stations pursuant to an LMA with the Company. The Company has been providing programming to and selling advertising on WFYV-FM and WAPE-FM since August 1, 1996.
(20)  To be acquired by the Company in the CBS Exchange.
(21) On February 6, 1996 the FCC fined the then-owner of KNUZ-AM and KQUE-FM $18,500 for failure to engage in sufficient recruitment efforts, and placed the two stations under two-year equal employment opportunity reporting conditions. The first report was timely filed by the station owner on April 1, 1996. The second and final report is due on April 1, 1997.

BROADCASTING REVENUES

         The primary source of the Company's revenues is the sale of broadcasting time for local, regional and national advertising. A station's sales staff generates most of the station's local and regional advertising sales. To generate national advertising sales, the Company engages an advertising representative for each of its stations who specializes in national advertising sales and who is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

         The Company believes that radio is an efficient and cost-effective means for advertisers to reach specific demographic groups. Radio is a precisely-targeted medium and is highly flexible due to the short lead time between production and broadcast and due to the relative ease of production of commercials. To ensure that an advertising message will be heard mainly by its targeted customer base, an advertiser can choose to advertise on a station with a format that appeals to a specific demographic group. In addition, radio can more readily reach people in the workplace and in their cars than television and other media.

         Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences in the demographic groups targeted by advertisers (as measured by ratings service surveys quantifying the number of listeners tuned to the station at various times of the day and week) and on the supply of and demand for radio advertising time, as well as competing forms of advertising. Rates are generally highest during morning and afternoon drive-time hours.

         Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. The Company endeavors to determine the number of advertisements broadcast per hour that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of slots available for broadcast advertising on a particular station generally does not vary significantly from year to year.

CONCERT PROMOTION REVENUES

         Revenues from the Company's concert promotion activities are derived primarily from the sale of tickets at events which the Company promotes. In addition, the Company derives revenue from the operation of certain activities which are ancillary to the concert promotion business, including the production and marketing of concert tours, the sale of advertising signage and the operation or rental to third parties of food, beverage, merchandising and parking concessions. The Company's revenues in the concert promotion business are dependent, to a large extent, on the caliber of talent which it can attract and "book" at events which it promotes as well as the Company's ability to predict the popularity of events prior to ticket sales.

COMPETITION

         The radio broadcasting industry is highly competitive and the Company's stations are located in highly competitive markets. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with other FM and AM radio stations, as well as with other media, within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring high-profile talent with appeal to a particular demographic group. The Company competes for advertising revenues principally through effective promotion of its stations' listener demographics and audience shares, and through the number of listeners in a target group that can be reached for the price charged for the air-time.

         The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. In addition, certain of the Company's stations compete, and in the future other stations may compete, with groups of stations in a market operated by a single operator. As a result of the Telecom Act, the radio broadcasting industry has become increasingly consolidated, resulting in the existence of radio broadcasting companies which are significantly larger, with greater financial resources, than the Company. Furthermore, the Telecom Act will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue market share.

         The Company's stations also compete for advertising revenues with other media, including newspapers, broadcast television, cable television, magazines, billboard advertising, transit advertising and direct mail advertising. By building in each of its markets a strong base of listeners comprised of specific demographic groups, the Company is able to attract advertisers seeking to reach those listeners. Other factors that affect a station's competitive position include its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. See "--Federal Regulation of Radio Broadcasting--Proposed Changes." The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

         As a result of the Company's recent expansion into the concert promotion industry, the Company will also face competition from other businesses in this field. The concert promotion industry is highly competitive. The Company's venues and other entertainment services will compete with other live entertainment, including sports activities, as well as the electronic entertainment industry. In the live entertainment industry, the Company will be competing with a number of large and small entertainment promoters and venue owners for bookings of concerts and other events. The Company's entertainment services will compete with advertising and other sales marketing agencies.

SEASONALITY

         The Company's revenues vary throughout the year. With respect to the radio broadcasting industry, the company's first quarter generally reflects the lowest revenues and its fourth quarter generally reflects the highest revenues each year. The concert promotion business is generally most active in the late spring and summer. Accordingly, the second and third fiscal quarters should reflect a substantial portion of the revenues from the Company's concert promotion activities.

EMPLOYEES

         As of March 17, 1997, the Company had approximately 1,110 full-time and 510 part-time employees, none of whom were represented by unions. Management believes that relations with employees are good. Following consummation of the Pending Acquisitions and the Pending Disposition, the Company anticipates that it will have approximately 1,380 full-time and 660 part-time employees. The Company will be required to hire a significant number of seasonal workers to operate its outdoor amphitheaters during the summer concert season.

         The Company employs several high-profile on-air personalities with large, loyal audiences in their respective markets. The Company endeavors to enter into employment agreements with those on-air personalities and station general managers whose services are deemed by the Company to be important for its continued success. In addition, the Company has entered into long-term employment agreements with certain of its executive officers and managers in the concert promotion business.

FEDERAL REGULATION OF RADIO BROADCASTING

         Adoption of the Telecom Act in February 1996 eliminated the national limits and liberalized the local limits on radio station ownership by a single company. However, the Antitrust Division has indicated that, in certain cases, ownership of the number of radio stations permitted by the Telecom Act may result in the undue concentration of ownership within a market or otherwise have an anti-competitive effect. The Antitrust Division is increasingly scrutinizing acquisitions of radio stations and the entering into of JSAs and LMAs. In particular, the Department of Justice (the "DOJ") has indicated that a prospective buyer of a radio station may not enter into an LMA in connection with the acquisition of such station before expiration of the applicable waiting period under the Hart-Scott Radio Act (the "HSR Act"). In a recent case, the DOJ has also, for the first time, required the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the market, control over more than 60% of the sales of radio advertising time in the market. Certain of the Pending Acquisitions and the JSAs entered into by the Company have been the subject of inquiries from the Antitrust Division. There can be no assurance that future inquiries or policy and rule-making activities of the FCC or the Antitrust Division will not impact the Company's operations (including existing stations or markets), expansion strategy or its ability to realize the benefits which management had anticipated obtaining following the adoption of the Telecom Act.

         The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

         FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will grant a renewal application if it finds that the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

         Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein and compliance with the Communications Act's limitations on alien ownership.

         To obtain the FCC's prior consent to transfer control of or assign a broadcast license, appropriate applications must be filed with the FCC. If the transfer or assignment application involves a "substantial change" in ownership or control, the application is placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the transfer or assignment application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants a transfer or assignment application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of that grant. The FCC normally has approximately an additional ten days to set aside such grant on its own motion.

         Pursuant to the Telecom Act, the limit on the number of radio stations one entity may own nationally has been eliminated and the limits on the number of radio stations one entity may own locally have been increased as follows:
(i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM), (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service, (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. FCC ownership rules continue to permit an entity to own one FM and one AM station locally regardless of market size. For the purposes of these rules, in general, a radio station being programmed pursuant to an LMA by an entity is not counted as an owned station for purposes of determining the programming entity's local ownership limits unless the entity already owns a radio station in the market of the station with which the entity has the LMA; a radio station whose advertising time is being sold pursuant to a JSA is currently not counted as an owned station of the entity selling the advertising time even if that entity owns a radio station in the market of the station with which the entity has the JSA. As a result of the elimination of the national ownership limits and the liberalization of the local ownership limits effected by the Telecom Act, radio station acquisitions are subject to antitrust review by the Antitrust Division even if approved by the FCC. The Antitrust Division has articulated what it believes to be the relevant market for competitive analysis in the radio broadcasting industry, but no court has determined its validity. The Antitrust Division has also indicated an intention to review such acquisitions carefully.

         The Communications Act and FCC rules also prohibit the common ownership, operation or control (i) of a radio broadcast station and a television broadcast station serving the same geographic market, subject to a presumptive waiver of such prohibition for stations located in the largest television markets if certain conditions are satisfied (the Telecom Act directs the FCC to extend such waiver policy to the top 50 television markets), and
(ii) of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in any geographic market in which it owns broadcast properties. The FCC has pending an inquiry to determine whether it should liberalize its invoice policy with respect to common funding of a daily newspaper and one or more radio stations in the same market.

         The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding (or through subsidiaries controlling) broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has outstanding a notice of proposed rulemaking that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) restricting the availability of the single majority stockholder exemption, (ii) attributing under certain circumstances certain interests such as non-voting stock or debt, and (iii) attributing JSAs under certain circumstances. The Company cannot predict the outcome of this proceeding or how it will affect the Company's business. Furthermore, the single majority stockholder exemption would no longer apply to the Company if conversion of the Company's 6 1/2% Series D Cumulative Convertible Exchangeable Preferred Stock due 2007 (the "Series D Preferred Stock") or of the 6 1/2 % Series D Exchange Notes due May 31, 1997 (the "Series D Exchange Notes") into Class A Common Stock caused Robert F.X. Sillerman's voting power in the Company to drop to 50% or less (an event that would require prior FCC consent). In such event, all stockholders holding 5% or more of the total voting power in the Company would have an attributable interest in the Company, and their other media interests, if any, could therefore adversely affect the Company's ability to acquire or to hold interests in radio stations in particular markets. Also, under certain circumstances, the FCC's "cross-interest" policy may prohibit one party from acquiring an attributable interest in one media outlet (newspaper, radio and television station) and a substantial non-attributable economic interest in another media outlet in the same market.

         Mr. Sillerman, the Executive Chairman of the Company, has non-voting common and preferred stock interests in Triathlon Broadcasting Company, a publicly traded radio broadcasting company ("Triathlon"), which has attributable interests in radio stations in small and medium markets primarily located in the Midwest and Western United States. Heretofore, the FCC has not considered Mr. Sillerman's interest in Triathlon to be an attributable one. However, Mr. Sillerman's non-voting stock interests in Triathlon are convertible into voting stock interests under certain circumstances, including the receipt of necessary FCC approval. The FCC is examining, through outstanding rulemaking and adjudicatory proceedings, whether to change the criteria for considering an interest to be attributable. Some commentators in the rulemaking proceedings have urged that the test of attribution should not be voting power but rather influence over the licensee. Fisher Wayland Cooper Leader & Zaragoza LLP, FCC counsel to the Company, has advised the Company that, to the extent that the FCC adopts this standard, certain contractual arrangements between Sillerman Communications Management Company ("SCMC"), a corporation controlled by Mr. Sillerman, and Triathlon may cause Mr. Sillerman's interest in Triathlon to be attributable. If the FCC were to determine that Mr. Sillerman's interest in Triathlon were attributable, then Mr. Sillerman may be required to reduce the number of his attributable interests to the then-applicable permissible limits contained in the FCC's ownership rules.

         The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or a foreign government or a representative thereof or a corporation organized under the laws of a foreign country ("Aliens"). The Communications Act also authorizes the FCC if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a finding that such a grant or holding would be in the public interest before a broadcast license may be granted to or held by any such corporation. The Company has also been advised that the FCC staff has made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to the radio station subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were directly or indirectly owned or voted by Aliens. The Certificate of Incorporation contains limitations on Alien ownership and control of the Company that are substantially similar to those contained in the Communications Act.

         Local Marketing Agreements. Over the past few years, a number of radio stations, including certain of the Company's stations, have entered into what have commonly been referred to as LMAs. While these agreements may take varying forms, pursuant to a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station shall maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which program the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

       The FCC has specifically revised its cross-interest policy to make that policy inapplicable to time brokerage arrangements. Furthermore, over the past few years, the staff of the FCC's Mass Media Bureau has held that LMAs are not contrary to the Communications Act, provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

       The FCC's multiple ownership rules specifically permit radio station LMAs to continue to be entered into and implemented, but provide that a station brokering more than 15% of the time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market in which the Company owns a radio station, the Company would not be permitted to enter into an LMA with another local radio station which it could not own under the local ownership rules, unless the Company's programming constitutes 15% or less of the other local station's programming time on a weekly basis. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations which it owns or programs serve substantially the same area.

         Joint Sales Agreements. Under a typical JSA, the licensee of one radio station sells the advertising time of another licensee's radio station. Currently, JSAs are not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rule making concerning, among other things, whether JSAs should be considered attributable interests under certain circumstances. The attribution of radio station JSA has become less of a concern from the standpoint of compliance with the FCC multiple ownership rules as a result of the general liberalization of the ownership limits on radio stations authorized by the Telecom Act. If JSAs become attributable interests as a result of such rule making, the Company would be required to terminate any JSA it might have with a radio station with which the Company could not have an LMA.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain type of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community, and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection wit a renewal application.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Proposed Changes. The Congress and/or the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio broadcast stations, result in the loss of audience share and advertising revenues for the Company's radio broadcast stations, and affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions. Such matters may include: changes to the license renewal process; spectrum use or other fees on FCC licensees; revisions to the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and attribution policies; changes to broadcast technical requirements; delivery by telephone companies of audio and video programming to the home through existing phone lines; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder.

         The FCC has authorized the use of a new technology, digital audio broadcasting("DAB"), to deliver audio programming by satellite and is considering terrestrial DAB. DAB will provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not presently known precisely how in the future this technology may be used by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

         The Company cannot predict what other matters might be considered in the future by the FCC and/or Congress. The implementation of the Telecom Act or any of these proposals or changes may have a material adverse impact on the Company's business, competitive position or results of operations.

FORWARD-LOOKING INFORMATION

         Except for the historical information contained in this Form 10-K, certain items herein, including without limitation certain matters discussed under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including without limitation the effect of economic and market conditions, the level and volatility of interest rates, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in Part I, Item 1, "Competition" and "Federal Regulation of Radio Broadcasting" and in Part II, Item 7, the MD&A.

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters are located in New York, New York. The types of properties required to support each of the Company's radio stations include offices, studios and transmitter sites. The transmitter site for each station is generally located so as to provide maximum market coverage consistent with the station's license. The types of properties used in connection with the Company's concert promotion business include indoor and outdoor concert facilities and offices. All of the property owned by the Company secures the Company's borrowings under the Credit Agreement.

         No one property is material to the Company's overall operations. The majority of the Company's offices and studios used in connection with the operations of the Company's radio stations are leased, with lease terms that expire in one to eight years. The Company owns or leases all of its transmitter antenna sites with lease terms that expire in one to fifty years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space if required. The Company owns substantially all of the equipment used in its radio broadcasting business.

         In addition, the Company leases certain concert facilities including Jones Beach Marine Amphitheater, Meadows Music Theartre and PNC Bank Arts Center, with lease terms that expire in 1999, 2034 and 2017, respecively.

         Management believes that its properties are in good condition and are suitable for its operations, however, the Company continually looks for opportunities to upgrade its properties.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit filed October 21, 1996 by Cardinal Communications Partners, L.P. in the District Court of Dallas County, Texas (No. 9611157). Also named as a defendant is Robert F.X. Sillerman, Executive Chairman of the Company. The complaint alleges that Cardinal is entitled to contingent payments related to its sale of radio station KTCK-AM operating in Dallas, Texas, to the Company in April 1995 and the Company's subsequent sale of KTCK-AM, in October 1996 in the Dallas Disposition. The complaint seeks a declaratory judgment and actual and punitive damages in an unspecified amount, as well as attorneys' fees, based on claims of breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The Company intends to defend the case vigorously. However, recent discussions between counsel for both sides have resulted in an agreement to submit the matter to non-binding mediation in April 1997.

         In addition, the Company has received a subpoena from the Antitrust Division, seeking information related to the Company's LMAs and JSAs. The subpoena focuses primarily on a JSA between the Company and Triathlon with respect to certain stations operating in Wichita, Kansas, which has since been terminated. The Company responded to the subpoena in February 1997.

         The Company, together with, in some instances, certain of its directors and officers, is a defendant or co- defendant in various legal actions involving employment related matters and various other claims incidental to the conduct of its business. However, in the opinion of management, there are no other material threatened or pending legal proceedings against the Company, which if adversely decided, would have a material effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of stockholders (the "Annual Meeting") was held on November 22, 1996. On October 1, 1996, the record date for the Annual Meeting, there were 6,431,897 outstanding shares of Class A Common
Stock (the "Class A Shares") and 856,126 shares of Class B Common Stock
(the "Class B Shares" and, collectively with the Class A Shares, the "Shares"). The Shares present at the Annual Meeting represented 96.1% of the combined voting power of the outstanding Shares as of the record date.

         The first matter voted upon at the Annual Meeting was a proposal to approve the Amended and Restated Agreement and Plan of Merger, dated as of April 15, 1996, as amended on May 6, 1996, July 30, 1996 and September 30, 1996, among the Company, SFX Merger Company and MMR and the MMR Merger. MMR was organized in 1992 by Robert F.X. Sillerman, Executive Chairman of the Board of Directors and controlling stockholder of the Company, Michael G. Ferrel, Chief Executive Officer and a Director of the Company, and Howard J. Tytel, a Director and Executive Vice President of the Company. Mr. Sillerman owned a substantial equity interest in MMR which was exchanged for common stock of the Company upon the consummation of the MMR Merger. The proposal received the affirmative vote of 5,384,738 Class A Shares and 856,126 Class B Shares and the negative vote of 3,884 Class A Shares and 0 Class B Shares, with 2,783 Class A Shares abstaining and 729,817 broker non-votes. The votes in favor of the proposal represented 93.1% of the combined voting power of the outstanding Shares represented in person or by proxy at the Annual Meeting and voting on the proposal, and therefore the proposal was approved.

         The second matter voted upon was a proposal to approve an amendment to the Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") to increase the number of authorized Class A Shares from 10,000,000 to 100,000,000. The proposal received the affirmative vote of 5,405,421 Class A Shares and 856,126 Class B Shares and the negative vote of 22,109 Class A Shares and 0 Class B Shares, with 4,913 Class A Shares abstaining and 729,817 broker non-votes. The votes in favor of the proposal represented 93.1% of the combined voting power of the outstanding Shares as of the record date and 84% of the vote of the outstanding Class A Shares as of the record date, and therefore the proposal was approved.

         Class A Shares and Class B Shares vote together on most matters, with each Class A Share entitled to one vote and each Class B Share entitled to ten votes, except that the holders of Class A Shares are entitled to elect by a separate class vote a number of directors, which is currently three. In addition, the Class A Shares were entitled to a separate class vote with respect to the second matter considered at the Annual Meeting and the Class B Shares were entitled to a separate class vote with respect to the third matter considered at the Annual Meeting.

         The third matter voted upon was a proposal to approve an amendment to the Certificate of Incorporation to increase the number of authorized Class B Shares from 1,000,000 to 10,000,000. The proposal received the affirmative vote of 5,376,794 Class A Shares and 856,126 Class B Shares and the negative vote of 50,736 Class A Shares and 0 Class B Shares, with 4,240 Class A Shares abstaining and 729,817 broker non-votes. The votes in favor of the proposal represented 93% of the combined voting power of the outstanding Shares as of the record date and 100% of the vote of the outstanding Class B Shares as of the record date, and therefore the proposal was approved.

         The fourth matter voted upon was a proposal to approve the issuance to SCMC of warrants to purchase 300,000 Class A Shares, which were immediately exercisable upon approval of such proposal, at an initial exercise price of $33.75 per share, as partial consideration for SCMC terminating its financial consulting arrangement with the Company and assigning to the Company its rights to receive fees for consulting and marketing services payable by MMR and another publicly-held radio broadcasting company over the next eight years. The proposal received the affirmative vote of 5,215,762 Class A Shares and 856,126 Class B Shares and the negative vote of 174,671 Class A Shares and 0 Class B Shares, with 7,830 Class A Shares abstaining and 729,817 broker non-votes. The votes in favor of the proposal represented 98.7% of the combined voting power of the Shares represented in person or by proxy at the Annual Meeting and voting on the proposal, and therefore the proposal was approved.

         In the election of directors, the fifth proposal voted upon, the following persons received the number of votes set opposite their respective names:

        Nominees elected by holders of Class A Shares and Class B Shares


              NAME                  VOTES RECEIVED            VOTES WITHHELD
              ----                  --------------            --------------
     Robert F.X. Sillerman            14,679,191                  30,990
       Geoffrey Armstrong             14,678,991                  31,190
        Howard J. Tytel               14,679,191                  30,990
        Richard A. Liese              14,677,891                  32,290
        Thomas P. Benson              14,679,191                  30,990

         Such nominees received the highest number of the votes cast at the Annual Meeting for the directors to be elected by the holders of the Class A Shares and Class B Shares, voting together, and therefore such persons were duly elected as directors of the Company.

              Nominees elected by holders of Class A Shares


            NAME                  VOTES RECEIVED             VOTES WITHHELD
            ----                  --------------             --------------
   James F. O'Grady, Jr.             6,116,781                   32,140
        Paul Kramer                  6,117,931                   30,990
      Edward F. Dugan                6,117,931                   30,990

         Such nominees received the highest number of the votes cast at the Annual Meeting for the directors to be elected by the holders of Class A Shares and therefore such persons were duly elected as directors of the Company.

         The sixth matter voted upon was a proposal to approve the Company's 1996 Stock Option Plan and the performance goal included therein. The proposal received the affirmative vote of 5,037,318 Class A Shares and 856,126 Class B Shares and the negative vote of 381,766 Class A Shares and 0 Class B Shares, with 104,740 Class A Shares abstaining and 729,817 broker non-votes. The votes in favor of the proposal represented 92.4% of the combined voting power of the Shares represented in person or by proxy at the Annual Meeting and voting on the proposal, and therefore the proposal was approved.

         The seventh matter voted upon was a proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1996. The proposal received the affirmative vote of 6,146,088 Class A Shares and 856,126 Class B Shares and the negative vote of 2,813 Class A Shares and 0 Class B Shares voting by proxy, with 2,413 Class A Shares abstaining. The votes in favor of the proposal represented 99.9% of the combined voting power of the Shares represented in person or by proxy at the Annual Meeting, and therefore the proposal was approved.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS.

MARKET INFORMATION FOR SECURITIES

         The Company's Class A Common Stock and Class B Warrants trade on the Nasdaq Stock Market under the symbols SFXBA and SFXBW, respectively. The high and low sales for the Company's Class A Common Stock and Class B Warrants for the years ended December 31, 1996 and 1995 were:

                             CLASS A COMMON STOCK                           CLASS B WARRANTS (1)
                   --------------------------------------------    ------------------------------------------
                           1996                    1995                      1996                     1995
                   --------------------    --------------------     ------------------     ------------------
QUARTER ENDED       HIGH           LOW       HIGH         LOW       HIGH       LOW           HIGH        LOW
-------------       ----           ---       ----         ---       ----       ---           ----        ---
March 31           $35.00        $25.50     $26.00       $17.00     $2 3/4     $1 7/16       $1 1/2      $3/4
June 30            $39.25        $31.50     $26.25       $20.50     $2 9/16    $1 1/2        $2 3/8      $15/16
September 30       $48.00        $37.50     $29.75       $24.75     $2 11/16   $1 15/16      $2 3/8      $1 1/2
December 31        $48.25        $24.75     $30.25       $24.00     $6         $1 7/8        $2 1/8      $1 1/16

(1) The Company assumed the Class B Warrants from MMR pursuant to the MMR Merger. Each Class B Warrant is exercisable for .2983 shares of Class A Common Stock. Prior to the MMR Merger the Class B Warrants traded under the symbol "RDIOAZ."

         As of March 27, 1997, there were approximately 98 holders of record of the Company's outstanding Class A Common Stock, and three holders of record of the Company's outstanding Class B Common Stock.

         The Company has not paid any dividends on its common stock. The Company intends to retain future earnings for use in its business and does not anticipate paying any cash or stock dividends on shares of its common stock in the foreseeable future. In addition, the certificates of designations with respect to the Series D Preferred Stock and the Company's 125/8% Series E Cumulative Exchangeable Preferred Stock (the "Series E Preferred Stock") prevents the payment of dividends on the common stock unless all dividends on the outstanding shares of Series D Preferred Stock and Series D Preferred Stock have been paid. The Credit Agreement and the indenture governing the Company's Senior Subordinated Notes due 2006 (the "Notes") also restrict the Company's ability to pay cash dividends unless certain financial tests (including a ratio of debt to cash flow) and an additional restricted payments test are met.

Recent Sales of Unregistered Securities

         In May 1996, the Company sold $450.0 million in aggregate principal amount of Notes and $149.5 million in aggregate liquidation preference of its Series D Preferred Stock to qualified institutional buyers (as defined in Rule
144A) and to a limited amount of accredited purchasers in reliance on the exemption from registration provided by Rule 144A promulgated under the Securities Act of 1933, as amended. Goldman, Sachs & Co., Lehman Brothers Inc. and BT Securities Corporation, the underwriters for the private placements, received an aggregate of $17,877,500 in underwriting discounts and commissions.

         Each share of Series D Preferred Stock is convertible at the option of the holder thereof into 1.0987 Class A Shares (subject to adjustments in certain events) at any time prior to the close of business on May 31, 2007. In the event that either (i) an insufficient number of Class A Shares are available for issuance upon such conversion or (ii) the Company is restricted by FCC rules from issuing Class A Shares upon such conversion, then the Company will be required to pay each holder of Series D Preferred Stock seeking to convert an amount per share equal to 110% of the current market price of the Class A Common Stock as of the date of such conversion.

         Pursuant to its contractual obligations with the original purchasers of the Notes and Series D Preferred Stock, the Company filed registration statements with the Securities and Exchange Commission (the "Commission") relating to an exchange offer for the Notes and a "shelf@ offering of the Series D Preferred Stock by the holders thereof. Such registration statements were declared effective in July 1996 and the exchange offer was subsequently completed with full participation by the holders of the Notes.

         In March 1997, the Company issued 250,838 shares of Class A Common Stock in connection with the acquisition of certain companies which collectively own and operate the Meadows Music Theater. The shares where issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.       SELECTED COMBINED FINANCIAL DATA OF SFX BROADCASTING (1)

                                                                                  Year Ended December 31,
                                                                                  (dollars in thousands)
                                                               1992          1993         1994          1995           1996
                                                               ----          ----         ----          ----           ----
STATEMENT OF OPERATIONS DATA:
Net revenues................................................$    15,003   $   34,233   $    55,556   $    76,830    $   143,061
Station operating expenses..................................      9,624       21,555        33,956        51,039         92,816
Depreciation,  amortization, duopoly integration costs
   and acquisition related costs (2)........................      3,208        4,475         5,873         9,137         17,311
Corporate, general & administrative expenses................        769        1,808         2,964         3,797          6,313
Non-recurring and unusual charges, including
    adjustments to broadcast rights agreements (3)..........         --       13,980            --         5,000         28,994
                                                            -----------   ----------   -----------   -----------    -----------
Operating income (loss).....................................      1,402       (7,585)       12,763         7,857         (2,373)
Interest income.............................................         --          (17)          121          (650)        (4,017)
Interest expense............................................      3,610        7,351         9,332        12,903         34,897
Loss on sale of radio station...............................         --           --            --            --          1,900
                                                            -----------   ----------   -----------   -----------    -----------
Net loss before income taxes extraordinary loss and
cumulative effect of a change in accounting principle ......     (2,208)     (14,919)        3,310        (4,396)       (35,153)
Income tax expense..........................................         --        1,015         1,474            --            480
Extraordinary loss on debt retirement.......................         --        1,665            --            --         15,219
Cumulative effect of a change in accounting principle.......         --          182            --            --             --
                                                            -----------   ----------   -----------   -----------    -----------
Net loss....................................................     (2,208)     (17,781)        1,836        (4,396)       (50,852)
Redeemable preferred stock dividends and accretion (4)......        385          557           348           291          6,061
Net income (loss) applicable to common stockholders......... $   (2,593)    $(18,338)  $     1,488    $   (4,687)    $  (56,913)
                                                            ===========   ==========   ===========   ===========    ===========
Net income (loss) per  share................................ $    (2.20)   $   (7.08)  $      0.26    $    (0.71)    $    (7.52)
                                                            ===========   ==========   ===========   ===========    ===========
Weighted average common shares outstanding..................  1,178,570    2,589,285     5,792,385     6,595,728      7,563,600
                                                            ===========   ==========   ===========   ===========    ===========
OTHER OPERATING DATA:
Broadcast Cash Flow (5)..................................... $    5,379   $   12,678   $    21,600   $    25,791     $   50,245
EBITDA (5)..................................................      4,610       10,870        18,636        21,994         43,932
Cash capital expenditures ..................................        115          569         1,951         3,261          3,224
Net cash provided by (used in) operating activities.........      1,171           76         1,174           499        (13,447)
Net cash (used in) provided by investing activities.........       (115)     (56,568)       (6,184)      (25,697)      (470,513)
Net cash (used in) provided by financing activities.........       (495)      66,122        (2,083)       33,897        502,668





                                                                 Year Ended December 31,
                                                                 (dollars in thousands)
                                                      1992          1993         1994          1995           1996
                                                      ----          ----         ----          ----           ----
BALANCE SHEET DATA:
Cash and cash equivalents......................    $     657       $  10,287        $  3,194      $  11,893   $      10,601
Working capital (deficit)......................      (37,470)         22,088          18,698         19,334          48,363
Intangible assets, net.........................       27,856         107,290         102,152        129,543         664,103
Total assets...................................       36,127         152,871         145,808        187,337         859,327
Total debt and capital lease obligations.......       39,011          81,627          81,516         81,850         481,460
Redeemable preferred stock.....................        3,892           3,701           2,466          3,285         152,053
Shareholders' equity (deficit).................       (9,411)         48,598          48,856         83,061          94,517

(1) The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The selected financial data of the Company and its predecessors include (i) the historical financial statements of Capstar Communications, Inc. ("Capstar") (ii) the historical financial statements of the Company since its formation on February 26, 1992 , (iii) the results of operations of Command, WMYI-FM, WKTF-FM, WRVW-FM, KYXY-FM and KTCK-AM from the date of their acquisition in July 1993, April 1993, December 1993, December 1994, April 1995 and September 1995, respectively, and (iv) the results of operations of radio stations acquired, sold or exchanged pursuant to the Charlotte Acquisition in February 1996, the Raleigh-Greensboro Acquisition in June 1996, the Prism Acquisition, Liberty Acquisition and Washington Dispositions each occurring in July 1996, the Jackson Acquisitions in July and August 1996, the Dallas Disposition in October 1996, the MMR Merger in November 1996, and the Greensboro Acquisition and the Houston Exchange in December 1996. The acquisitions were accounted for using the purchase method of accounting.

(2) In 1995, costs of $1,380,000 relating to the integration of KYXY-FM operating in San Diego and the reformatting of its duopoly partner and in 1996 costs of $785,000 related to the integration and reformatting of the Charlotte stations and $352,000 related to the relocation of certain corporate office functions were included in depreciation, amortization, duopoly integration costs and acquisition related costs.

(3) In 1993, a non cash non-recurring and unusual charge was incurred relating to the valuation of founders shares at the offering date and certain pooling costs related to the Capstar merger. In 1995, a $5.0 million charge was incurred with respect to the diminished value of the Texas Rangers contract. In 1996, non-recurring and unusual charges of $28,994,000 in 1996 which consisted primarily of (i) payments in excess of the fair market value of stock repurchased from the Company's former president totaling $12,510,000 (ii) a write-off of $2,330,000 a loan made to the Company's former president and accrued interest thereon, (iii) $5,586,000 relating to a write-off of a $2.0 million loan to SCMC and accrued interest thereon and the issuance of 600,000 warrants to SCMC, (iv) $4,575,000 for the repurchase of Mr. Armstrong's options, and (v) a charge of $1,600,000 related to the termination of Texas Rangers.


(4) Includes preferred stock dividends and accretion on Series A, B, C and D Redeemable Preferred Stock.

(5) EBITDA is defined as net revenues less station operating expenses and corporate general and administrative expenses. Broadcast Cash Flow is defined as EBITDA before corporate, general and administrative expenses. Although EBITDA and Broadcast Cash Flow are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that EBITDA and Broadcast Cash Flow are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the performance of broadcasting companies. In addition, EBITDA is the basis for determining compliance with several covenants in the Indentures and the Credit Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the Pending Acquisitions, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

General

          The Company currently owns and operates, provides programming to or sells advertising on behalf of 67 radio stations located in 20 markets. Following completion of the Pending Acquisitions and the Pending Dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 80 radio stations located in 23 markets.

          The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. Broadcast Cash Flow is defined as net revenues (including, where applicable, fees earned by the Company pursuant to the SCMC Termination Agreement as defined herein) less station operating expenses. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

          The primary source of the Company's revenue is the sale of advertising time on its radio stations. Pursuant to an agreement with SCMC (the "SCMC Termination Agreement"), the Company receives fees for certain financial consulting and administrative services provided to Triathlon. Fee revenue from the SCMC Termination Agreement will fluctuate principally based upon the level of acquisition and financing activity of Triathlon, above the minimum annual fees of $1,000,000. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

          The Company's revenues are primarily affected by the advertising rates its radio stations can obtain in the face of competition from radio and other media. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local competitive conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of such agreements. The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. In 1996, approximately 78% of the Company's revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

          The radio broadcasting industry is highly competitive and the Company's stations are located in highly competitive markets. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with other FM and AM radio stations, as well as with other media, within their respective markets. The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. In addition, certain of the Company's stations compete, and in the future other stations may compete, with groups of stations in a market operated by a single operator. As a result of the Telecom Act, the radio broadcasting industry has become increasingly consolidated, resulting in the existence of radio broadcasting companies which are significantly larger, with greater financial resources, than the Company. Furthermore, the Telecom Act will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase current audience ratings and advertising revenue market share. The Company's stations also compete with other advertising media such as newspapers, television, magazines, billboard advertising, transit advertising and direct mail advertising. Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. The Company cannot predict the effect, if any of these new technologies may have on the radio broadcasting industry.

          In addition to its radio station operations, in the first quarter of 1997, the Company through completed and pending acquisitions, became one of the leading promoters of music concerts and other entertainment events. The Company anticipates that the primary source of revenues from its concert promotion activities will be from the sale of tickets at events which the Company promotes. The Company anticipates that the most significant expenses with respect to its concert promotion activities will be talent and other expenses associated with producing an event. The booking of talent in the concert promotion business generally involves contracts for limited engagements often involving a small number of performances. The Company believes that the concert promotion business is highly competitive, and will compete with other live entertainment, including sports activities as well as the electronic entertainment industry.

          The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods. The Company anticipates that the second and third quarters will reflect the highest revenues from the Company's concert promotion activities.

Results of Operations

         The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The major acquisitions during the three years ended December 31, 1996, all of which have been accounted for using the purchase method of accounting, were as follows:

         1994 Acquisitions: In December 1994, the Company acquired WRVW-FM in Nashville, Tennessee.

         1995 Acquisitions: In April 1995, the Company acquired KYXY-FM in San Diego, California, and in September 1995, the Company purchased KTCK-AM in Dallas, Texas. The Company had been providing programming and selling advertising pursuant to an LMA with KYXY-FM since January 1995 and KTCK-AM since March 1995. In addition, the Company provided programming and sold advertising pursuant to an LMA with WTDR-FM and WLYT-FM in Charlotte, North Carolina beginning April 1995.

         1996 Acquisitions: In February 1996, the Company acquired substantially all the assets of WTDR-FM and WLYT-FM in Charlotte, North Carolina pursuant to the Charlotte Acquisition. In June 1996, the Company acquired substantially all of the assets of WROQ-FM, Greenville, South Carolina, pursuant to the Greenville Acquisition and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina pursuant to the Raleigh-Greensboro Acquisition.

          The Company acquired from Prism pursuant to the Prism Acquisition
(i), substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas, in July 1996, and (ii) substantially all of the assets of three radio stations operating in Louisville, Kentucky, in September 1996. In October 1996, the Company sold the Louisville Stations pursuant to the Louisville Dispositions.

          In July 1996, the Company acquired Liberty, a privately-held radio broadcasting company which owned and operated or provided programming to or sold advertising on behalf of 14 FM and six AM radio stations located in six markets: Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia. In July 1996, the Company sold three of the Liberty Stations operating in the Washington, DC/Baltimore, Maryland market pursuant to the Washington Dispositions.

          In July 1996, the Company acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi and in August 1996, the Company acquired substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson and Mississippi, pursuant to collectively, the Jackson Acquisitions.

          In October 1996, the Company sold radio station KTCK-AM, Dallas, Texas pursuant to the Dallas Disposition.

          In November 1996, the Company acquired MMR a radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of sixteen FM stations and one AM station located in eight markets:
New Haven, Connecticut; Hartford, Connecticut; Springfield/Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little Rock, Arkansas pursuant to the MMR Merger. Of the seventeen stations MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas (the "MMR Dispositions"). MMR had also decided not to renew its JSA with one station operating in Augusta, Georgia and its LMA with one station operating in Myrtle Beach, South Carolina.

          In December 1996, the Company acquired WHSL-FM operating in Greensboro, North Carolina pursuant to the Greensboro Acquisition.

          Also, in December 1996, the company exchanged the assets of KRLD-FM operating in Dallas, Texas, along with the Texas State Networks for the assets of KKRW-FM operating in Houston, Texas pursuant to the Houston Exchange.

          The Charlotte Acquisition, the Greenville Acquisition, the Raleigh-Greensboro Acquisition, the Prism Acquisition, the Liberty Acquisition, the Washington Dispositions, the Jackson Acquisitions, the Dallas Disposition, the MMR Merger, the Greensboro Acquisition and the Houston Exchange are collectively herein referred to as the "1996 Acquisitions".

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

          For the year ended December 31, 1996, net revenues increased 86% to $143,061,000 from $76,830,000 primarily as a result of the 1996 Acquisitions (excluding the Charlotte Acquisition which the Company operated pursuant to an LMA prior to the acquisition) which increased net revenues by $58,880,000. Net revenue from the Company's existing stations (excluding the 1996 Acquisitions and the Charlotte Acquisition which the Company did not operate for the entire 1995 period) increased $4,743,000 as a result of strong radio advertising growth in all of the Company's markets combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all stations owned and operated as of December 31, 1996 were owned for all periods reported, net revenues would have increased 10% from 1995.

          Station operating expenses increased 82% to $92,816,000 from $51,039,000 primarily due to the inclusion of expenses related to the 1996 Acquisitions (excluding the Charlotte Acquisition) of $38,525,000 and to increases in variable expenses related to the increases in net revenue at the existing stations.

          Depreciation, amortization, duopoly integration costs and acquisition related costs increased 89% to $17,311,000 from $9,137,000 due to the inclusion of depreciation and amortization related to the 1996 Acquisitions. Duopoly integration costs and acquisition related costs decreased from $1,380,000 in 1995 to $1,137,000 in 1996.

          Corporate expenses were $6,313,000 and $3,797,000 for the years ended December 31, 1996 and 1995, respectively. The increase reflects the growth in the Company's overall operations. Corporate expenses declined as a percentage of net revenues. Included in corporate expenses in 1996 were fees received from MMR and Triathlon of $802,000.

          The Company recorded a loss on sale of KTCK-AM Dallas of $1,900,000 in 1996.

          The Company recorded non-recurring and unusual charges of $28,994,000 in 1996 which consisted primarily of (i) $12,510,000 relating to payments in excess of the fair market value of stock repurchased from the Company's former president (ii) a write-off of a $2,330,000 loan made to the Company's former president and accrued interest thereon, (iii) $5,586,000 relating to a write-off of a $2.0 million loan to SCMC and accrued interest thereon and the issuance of 600,000 warrants to SCMC, (iv) $4,575,000 for the repurchase of Mr. Armstrong's options, and (v) a charge of $1,600,000 related to the termination of Texas Rangers. In 1995, the Company recorded a $5.0 million charge related to the write down in value of the Company's broadcast rights of Texas Rangers baseball.

          Operating loss was $2,373,000 for the year ended December 31, 1996 compared to operating income of $7,857,000 for the same period in 1995 due to the results discussed above.

          Interest expense, net of interest income, increased 152% to $30,880,000 from $12,253,000 in the year ended December 31, 1996, primarily due to interest on the $450.0 million aggregate principal amount of 11.375% Senior Subordinated Notes issued in May 1996 (the "Note Offering"). Additionally, interest on borrowings related to the Charlotte Acquisition and the MMR Merger contributed to the increase.

          The Company incurred an extraordinary loss totaling $15,219,000 for the year ended December 31, 1996 which consisted primarily of payments of $9.0 million for the repurchase premium and consent payments related to the early redemption of $79.4 million of the Company's 11 3/8% Senior Subordinated Notes due 2000 (the "Old Notes") in the tender offer and the related consent solicitations and the write-off of $5.6 million of debt issue costs.

          The Company recorded income tax expense of $480,000 for the year ended December 31, 1996 related to state and local taxes. The Company did not record income tax expense in 1995.

          The Company's net loss was $50,852,000 in 1996 compared to a net loss of $4,396,000 in 1995 due to the factors discussed above.

          Net loss applicable to common stock increased to $56,913,000 in 1996 from $4,687,000 in 1995 due to dividends on the Series D Preferred Stock issued in May 1996 (the "Series D Preferred Stock Offering") and the increase in the net loss discussed above.

          Broadcast Cash Flow increased 95% to $50,245,000 for the year ended December 31, 1996 from $25,791,000 for 1995. The increase was primarily a result of the inclusion of the results of the 1996 Acquisitions (excluding the Charlotte Acquisitions) of $20,356,000 and as well as improved results of $3,073,000 at the Company's existing stations in all markets, except Jackson, Mississippi. On a same station basis, assuming all stations owned and operated as of December 31, 1996 were owned for all periods reported, Broadcast Cash Flow would have increased approximately 26% from 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

          For the year ended December 31, 1995, net revenues increased 38.3% to $76,830,000 from $55,556,000 due to revenue increases at the Houston, Nashville, Greenville, and Jackson properties and the inclusion of net revenues of $16,729,000 for KYXY-FM, KTCK-AM, and the Charlotte Acquisitions for the portion of the year the Company owned and/or operated the stations. The revenue increase was partially offset by a slight decline in revenue in the Dallas market due to the lack of advertiser interest in baseball broadcasts and a decline in revenue in San Diego due to the January 1995 reformatting of KPLN-FM (formerly KMKX-FM). The increase in net revenue from existing operations was related to strong radio advertising growth averaging approximately 8% in the Company's markets, combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all stations owned and/or operated by the Company in 1995 had been owned for all periods reported, and the Company's San Diego stations attained the same market revenue share for the entire year as they did in the fourth quarter of 1995, net revenues would have increased 15.4% from 1994 reaching $79,871,000.

          Station operating expenses increased 50.3% to $51,039,000 from $33,956,000 primarily due to the inclusion of expenses related to the operations of KYXY-FM for $4,715,000, KTCK-AM for $3,713,000, and WTDR-FM and WLYT-FM (formerly WEZC-FM) for $3,454,000 during the portion of the year the Company owned and/or operated the stations and higher marketing costs in Charlotte, San Diego and Greenville. Management believes that the increased investment in marketing during the year has resulted in improved station selling position. On a same station basis, assuming all stations owned and/or operated by the Company in 1995 had been owned for all periods reported, including certain cost savings implemented during 1995, station operating expenses would have increased 15.5% as compared to 1995 and station operating expenses as a percent of net revenue would have remained constant from 1995.

          Depreciation, amortization and duopoly integration costs increased 55.6% to $9,137,000 in 1995 from $5,873,000 in 1994, primarily due to the acquisitions described above and to costs of $1,380,000 incurred related to the integration of the San Diego stations and the reformatting of its duopoly partner KPLN-FM.

          Corporate expenses were $3,797,000 and $2,964,000 for the twelve months ended December 31, 1995 and 1994, respectively. Corporate, general and administrative expense as a percentage of net revenue was 5% for both 1995 and 1994.

          Operating income was $7,857,000 as compared to income of $12,763,000 in 1994. The decrease from the prior year was due primarily to a $5,000,000 pre-tax charge related to the estimated losses on Texas Rangers baseball broadcast rights.

          Interest expense, net of investment income (loss), increased 29.6% to $12,253,000 primarily due to the inclusion of $2,847,000 in LMA payments in Charlotte and Dallas representing financing payments to the current owners. Additionally, borrowings related to the Acquisition of the assets of KYXY-FM in San Diego contributed to the increase. These borrowings were repaid in July 1995 with the proceeds of the Company's 1995 public offering of common stock (the "1995 Stock Offering"). During 1995, the Company recorded investment income of $650,000 compared to $121,000 of net investment losses in 1994. The investment income in 1995 is related to the interest earned on the excess proceeds of the 1995 Stock Offering.

          The Company recorded no income tax expense for the twelve months ended December 31, 1995 due to a net loss for the year, compared to income tax expense of $1,474,000 for the twelve months ended December 31, 1994. The Company has considered prudent and feasible tax planning strategies in assessing the need for a valuation allowance and has assumed $650,000 of benefit attributable to such strategies. In event the Company were to determine in the future that such strategies would not be implemented, an adjustment to the deferred tax liability would be charged to income in the period such determination was made.

          Net loss was $4,396,000 for the year ended December 31, 1995 compared to a net income of $1,836,000 for the same period in 1994 due to the factors discussed above.

          Broadcast Cash Flow increased 19.4% to $25,791,000 for the twelve months ended December 31, 1995 from $21,600,000 marketing at the Dallas, Greenville and San Diego properties has resulted in improved selling position at these properties even though it has adversely affected Broadcast Cash Flow. On a same station basis, assuming all stations owned and/or operated by the Company in 1995 had been owned for all periods reported, including certain cost savings implemented during 1995, Broadcast Cash Flow would have increased 15.1% to $27,900,000 from $24,231,000 in 1994.

Liquidity and Capital Resources

          Cash used in operations for the year ended December 31, 1996 was $13,447,000 as compared to cash provided by operations of $499,000 in 1995 and $1,174,000 in 1994. The cash used in operations in 1996 was primarily attributable to the cash portion of the non-recurring and unusual charges and to the required investment in working capital of radio stations acquired without the related working capital. The decrease in 1995 as compared to 1994 was primarily attributable to higher investments in working capital of stations acquired in 1995.

          The Company used cash in investing activities for the years ended December 31, 1996, 1995 and 1994 of $470,5513,000, $25,697,000 and $6,184,000,
respectively. Cash used in investing activities in 1996 related primarily to the Charlotte, Greenville, Raleigh-Greensboro, Liberty, Prism, Jackson, Greensboro Acquisitions, and the MMR Merger. In addition, proceeds from sale of radio stations in 1996 of $56.9 million was offset by deposits and other payments for Pending Acquisitions of $30.8 million and capital expenditures of $3.2 million. Cash used in 1995 was primarily attributable to the purchases of KYXY-FM in San Diego and KTCK-AM in Dallas and the purchase of property and equipment, and was partially offset by the sale of short term investments.

          Cash provided by financing activities for the years ended December 31, 1996 and 1995 was $502,668,000 and $33,897,000, respectively. The Company used cash in financing activities for the year ended December 31, 1994 of $2,083,000. In 1996, cash provided by financing activities related primarily to $644,945,000 of proceeds from the Note Offering and the Series D Preferred Stock Offering and borrowings under a credit agreements partially offset by payments on subordinated debt, senior loans and capital lease obligations of $110,396,000 during 1996. In 1995, cash provided by financing activities related primarily to proceeds of the 1995 Stock Offering. In 1994, cash used in financing activities primarily related to the redemption of 2,000 shares of the Company's Series A and B Redeemable Preferred Stock for $1,750,000.

          The Company's principal need for funds has historically been to fund the acquisition of radio stations, including related working capital needs, and, to a lesser extent, capital expenditures and the redemption of outstanding securities. The Company's principal sources of funds for these requirements have historically been the proceeds from offerings of equity and debt securities, borrowings under credit agreements and, to a significantly lesser extent, cash flows from operations.

          1996 Acquisitions and Dispositions. During 1996 the Company paid $21.5 million, $14.3 million, $37.3 million, $6.7 million, $106.7 million, $240.7 million, $6.7 million and net cash of $55.4 million for the Charlotte Acquisition, the Greenville Acquisition, the Raleigh-Greensboro Acquisition, the Jackson Acquisitions, the Prism Acquisition, the Liberty Acquisition, the Greensboro Acquisition and the MMR Merger, respectively. In addition, the Company received $18.5 million, $25.0 million and $13.4 million for the Louisville Dispositions, the Washington Dispositions and the Dallas Disposition, respectively.

          The primary sources of funds for the Charlotte Acquisition were proceeds from the 1995 Stock Offering and funds available under the Company's senior secured credit facility for borrowings of up to $50.0 million (the "Old Credit Agreement"). The Greenville Acquisition, Raleigh-Greensboro Acquisition, Jackson Acquisitions, Prism Acquisition, Liberty Acquisition and Greensboro Acquisition were primarily funded with proceeds from the Note Offering and the Series D Preferred Stock Offering. The MMR Merger was funded primarily with proceeds from the Note Offering, the Series D Preferred Stock Offering and the Credit Agreement.

          In December 1996, the Company loaned to ABS $14.5 million to finance the purchase by ABS of two radio stations operating in Richmond, Virginia, in connection with the Richmond Acquisition. The Company has also paid a $2.0 million deposit to ABS pursuant to its agreement to purchase substantially all of ABS. The primary source of funds for this loan was borrowings under the Credit Agreement.

          1997 Acquisition and Dispositions. In January 1997, the Company consummated the Delsener/Slater Acquisition, pursuant to which it purchased Delsener/Slater, a concert promotion company based in New York City, for an aggregate consideration of approximately $24.0 million. Of this amount, $3.0 million is to be paid, without interest, over five years, and $1.0 million is to be paid, without interest, over ten years. The deferred payments are subject to acceleration in certain circumstances. The primary source of funds for this acquisition was borrowings under the Credit Agreement.

          Also in January 1997, the Company consummated the Albany Acquisition, pursuant to which it purchased one radio station operating in Albany, New York, for a purchase price of $1.0 million. The primary source of funds for this acquisition was borrowings under the Credit Agreement.

          In February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut, for a purchase price of $25.5 million. The primary source of funds for this acquisition was proceeds from the Company's Public Offering of $225.0 million aggregate liquidation preference 12 5/8%, Series E Cumulative Exchangeable Preferred Stock (the "Series E Preferred Stock Offering").

          Also, in February 1997, the Company consummated the acquisition of radio stations KQUE-FM and KNUZ- AM in Houston, Texas, for a purchase price of approximately $43.0 million plus certain contingent payments of up to $750,000. The primary source of funds for this acquisition was proceeds from the Series E Preferred Stock Offering.

          In March 1997, the Company completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value of approximately $4.3 million). As these stations were acquired in November 1996 pursuant to the MMR Merger, no gain or loss will be recognized on the transaction.

          Also, in March 1997, the Company consummated the acquisition of certain companies which collectively own and operate the Meadows Music Theater in Hartford, Connecticut for $1.0 million in cash, shares of SFX Class

A Common Stock with a value of approximately $9.0 million and the assumption of approximately $14.0 million of debt.

          Pending Acquisitions and Dispositions. In October 1996, the Company entered into an agreement, as amended, with Secret Communications, pursuant to which the Company agreed to acquire substantially all of the assets used in the operation by Secret Communications of seven radio stations located in two markets (Indianapolis, Indiana and Pittsburgh, Pennsylvania). Two of the radio stations operating in Pittsburgh are not yet owned by Secret Communications but are anticipated to be acquired prior to the consummation of the Secret Communications Acquisition, and Secret Communications currently provides programming and sells advertising on these stations pursuant to an LMA. The purchase price of the acquisition is $255.0 million, of which the Company has paid a $10.0 million deposit and segregated $5.0 million pursuant to a letter of credit to secure its obligations under the purchase agreement. The agreement provides the Company the right to acquire the Indianapolis stations, prior to the acquisition of the Pittsburgh stations, for $127.5 million.

          In addition, pursuant to separate agreements, the Company has also agreed to: (i) acquire substantially all of the assets of four radio stations operating in Richmond, Virginia, where the Company currently owns one station (the "Richmond Acquisition"); (ii) exchange one radio station operating in Washington, D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange"); (iii) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment (the "Chancellor Exchange"); (iv) exchange one radio station in Pittsburgh, Pennsylvania, which the Company is acquiring from Secret Communications and $20.0 million in cash for one radio station in Charlotte, North Carolina where the Company currently owns two stations (the "Charlotte Exchange"); (v) pursuant to a letter of intent, acquire Sunshine, a concert promotion company based in Indianapolis, Indiana, and certain related companies, for approximately $59.0 million consisting of $50.0 million in cash at closing $2.0 million in cash payable over 5 years, shares of Class A Common Stock issuable over a two year period with a maximum value of approximately $4.0 million and the assumption of approximately $3.0 million of debt; (vi) acquire two radio stations operating in Pittsburgh, Pennsylvania and two in Milwaukee, Wisconsin for $35.0 million (the "Hearst Acquisition"); and
(vii) sell one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition").

          The aggregate cash sale price of the Chancellor Exchange and the Little Rock Disposition transactions is $15.1 million, of which the purchasers have deposited in escrow or paid $3.5 million.

          The Company anticipates that it will consummate all of the Pending Acquisitions and the Pending Dispositions as follows:

                                 CASH PURCHASE (SALE)
                                     PRICE(1)              ANTICIPATED DATE OF
TRANSACTION                      (IN MILLIONS)                 CONSUMMATION
-----------                     ---------------------      ---------------------
Little Rock Disposition            $ (4.1)                  2nd quarter 1997
CBS Exchange                         --                     2nd quarter 1997
Richmond Acquisition                 40.4                   2nd quarter 1997
Chancellor Exchange                 (11.0)                  2nd quarter 1997
Secret Communications
  Acquisition                       255.0                   2nd quarter 1997
Charlotte Exchange                   20.0                   2nd quarter 1997
Sunshine Promotions
 Acquisition                         52.0                   2nd quarter 1997
Hearst Acquisition                   35.0                   3rd quarter 1997


(1) Represents the gross cash sales or purchase price for the corresponding transaction. Certain of these amounts do not reflect amounts advanced or placed in escrow, payable over a period of time or payable in stock of the Company.


      The timing and completion of each of the above transactions are subject to a number of closing conditions, certain of which are beyond the Company's control. The Pending Acquisitions and the Pending Disposition are subject to the approval of the FCC (other than the Sunshine Acquisition) and the Company's lenders. Additionally, the Antitrust Division has indicated its intention to review matters related to the concentration of ownership within markets even when the ownership in question is in compliance with the provisions of the Telecom Act. While the Company believes that each of the Pending Acquisitions and the Pending Disposition does not substantially lessen competition, there can be no assurance that the Antitrust Division will not take a contrary position, which could delay or prevent the consummation of any of the Pending Acquisitions or require the Company to restructure its ownership in the relevant market or markets. In addition, the Sunshine Acquisition and the Hearst Acquisition are subject to the execution of definitive acquisition agreements.

      The Company intends to finance the Pending Acquisitions from cash on hand (approximately $105.0 million as of March 28, 1997), the Chancellor Exchange, and the Little Rock Disposition, borrowings under the Credit Agreement and other financing sources which the Company is currently evaluating. Based on discussions with its commercial and investment bankers, management believes that financing to complete the Pending Acquisitions will be available on acceptable terms.

      Capital expenditures totaled $3,224,000 in 1996, $3,261,000 in 1995 and $1,951,000 in 1994. 1996 capital expenditures consisted of upgrades to the Company's broadcasting, office and computer equipment in various markets. Capital expenditures in 1995 included (i) the consolidation of the operations of WSIX-FM and WRVW-FM, including a real estate acquisition, building improvements and the replacement of certain broadcast equipment, and (ii) leasehold improvements and the replacement of certain broadcast equipment related to the relocation of KRLD-AM and TSN to the Ballpark in Arlington.

      The Company is also required to make a payment of $1.0 million in 1997 to redeem the outstanding shares of Series B Preferred Stock.

      Sources of Liquidity. In May 1996, the Company issued New Notes due 2006 in an aggregate principal amount of $450.0 million. Interest on the New Notes accrues at the rate of 10.75% per year and is payable on May 15 and November 15 of each year. The New Notes are general senior subordinated unsecured obligations of the Company. The New Notes are guaranteed on a senior subordinated basis by each of the Company's subsidiaries. The New
Note Indenture contains certain covenants which limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is senior in right of payment to the New Notes, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other person or dispose of all or substantially all of the assets of the Company.

      Concurrently with the Note Offering, the Company sold in a private placement 2,990,000 shares of Series D Preferred Stock aggregating $149.5 million in liquidation preference (the "Series D Preferred Stock Offering"). Dividends of $0.8125 per share of Series D Preferred Stock are payable quarterly in cash. Accumulated unpaid dividends bear interest at the annual rate of 6.5%. The shares of Series D Preferred Stock are convertible into shares of Class A Common Stock at any time prior to May 31, 2007, unless previously redeemed or repurchased, at a conversion price of $45.51 per share (equivalent to a conversion rate of 1.0987 shares of Class A Common Stock per share of Series D Preferred Stock), subject to adjustment in certain events. The shares of Series D Preferred Stock are exchangeable in full (but not in part), at the Company's option, subject to compliance with covenants contained in the Company's debt agreements, for Series D Exchange Notes. The Certificate of Designations of the Series D Preferred Stock contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to engage in transactions with affiliates.

      On November 22, 1996, the Company entered into the Credit Agreement, a senior revolving credit facility providing for borrowings of up to $225.0 million. Borrowings under the Credit Agreement may be used to finance permitted acquisitions, for working capital and general corporate purposes, and for letters of credit up to $20.0 million. The facility converts into a five-year term loan on September 30, 1998, with repayment due in quarterly installments commencing December 31, 1998, and with the final payment due September 30, 2003. The principal will be amortized by 5% in 1998, 15% in 1999, 20% in 2000, 20% in 2001, 22% in 2002 and 18% in 2003. Interest on the funds borrowed under the Credit Agreement is based on a floating rate selected by the Company of either (i) the higher of (a) the Bank of New York's prime rate and (b) the federal funds rate plus 0.5%, plus a margin which varies from 0.25% to 1.5%, based on the Company's then-current leverage ratio, or (ii) the LIBOR rate plus a margin which varies from 1.5% to 2.75%, based on the Company's then-current leverage ratio. The Company must prepay certain outstanding borrowings in advance of their scheduled due dates in certain circumstances. The Company must also pay annual commitment fees of 0.5% of the unutilized total commitments under the Credit Agreement. The Company's obligations under the Credit Agreement are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable, and are guaranteed by the Company's subsidiaries. As of March 28, 1997, the Company had no outstanding borrowings under the Credit Agreement.

      On January 23, 1997, the Company completed the sale of $225.0 million of Series E Cumulative Exchangeable Preferred Stock ("Series E Preferred Stock"). Dividends on the Series E Preferred Stock accrue at the rate of 12.625% per annum and are payable on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2000, in cash or additional shares of Series E Preferred Stock. The Company used $50.0 million of the net proceeds to repay borrowings under the Credit Agreement.

      Subject to certain conditions, the shares of Series E Preferred Stock are exchangeable in whole or in part on a pro rata basis, at the option of the Company, on any dividend payment date, for the Company's 12-5/8% Senior Subordinated Exchange Debentures due 2006. The Series E Preferred Stock is redeemable at the Company's option, in whole or in part, at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option and subject to certain conditions, redeem up to 50% of the aggregate of (i) the liquidation preference of the Series E Preferred Stock issued (whether initially issued or issued in lieu of cash dividends) less the liquidation preference of Series E Preferred Stock exchanged for Exchange Debentures and (ii) the principal amount of Exchange Debentures issued (whether issued in exchange for Series E Preferred Stock or in lieu of cash interest), with the net proceeds of one or more common equity offerings at a redemption price of 112.625% of the liquidation preference or principal amount, as the case may be. The Company is required, subject to certain conditions, to redeem all of the Series E Preferred Stock outstanding on October 31, 2006, at a redemption price equal to 100% of the liquidation preferences thereof, plus accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined therein), each holder of Series E Preferred Stock may require the Company to offer to purchase all of that holder's shares of Series E Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of purchase. The Series E Preferred Stock will rank junior to the Series D Preferred Stock and senior to all other outstanding classes or series of capital stock, with respect to dividend rights and rights on liquidation of the Company.

      The Company will require financing in addition to cash on hand in order to consummate the Pending Acquisitions, which the Company anticipates obtaining through borrowings under the Credit Agreement, proceeds from the Chancellor Exchange and the Pending Dispositions and other financing sources which the Company is currently evaluating. There can be no assurance that the Chancellor Exchange or the Pending Dispositions will be successfully consummated or that the Company will be able to successfully arrange for additional financing. The Company expects to make borrowings under the Credit Agreement of $225.0 million in order to consummate the Pending Acquisitions which it expects to occur in the second quarter of 1997. The Credit Agreement prohibits the Company from utilizing funds available thereunder unless the Company meets certain specified financial tests, such as total leverage and senior leverage ratios and pro forma interest expense. The ability of the Company to meet such tests is dependent on the cash flow of the Company, giving effect to the consummation of the acquisitions and dispositions of the Company. There can be no assurance that the Company will have adequate borrowing capacity under the Credit Agreement or will be able to obtain additional financing on terms acceptable to the Company or at all. If the Company is unable to consummate the Pending Acquisitions because of its failure to obtain financing or for any other reason, it may forfeit deposits up to an aggregate amount of approximately $22.0 million.

      As a result of the foregoing, there can be no assurance as to when the Pending Acquisitions or the Pending Disposition will be consummated or that they will be consummated on the terms described herein or at all.

      The Company expects that any additional acquisitions will be financed through funds generated from operations, cash on hand, funds which may be available under the Credit Agreement and additional debt and equity financing. The availability of additional acquisition financing cannot be assured, and, depending on the terms of the proposed acquisition financing, could be restricted by the terms of the Credit Agreement, the debt incurrence test under the Note Indenture, the Series D Preferred Stock and/or the Series E Preferred Stock.

      The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its debt (including the Notes and the Company's borrowings under the Credit Agreement), to make dividend payments on the Series D Preferred Stock and the Series E Preferred Stock and to redeem the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the radio stations to be acquired and the integration of these stations into the Company's operations. The Company's borrowings under the Credit Agreement will be, and other future borrowings may be, at variable rates of interest, which will result in higher interest expense in the event of increases in interest rates. There can be no assurance that the Chancellor Exchange or the Pending Dispositions will be consummated, that the Company will be able to borrow under the Credit Agreement, that the Company's business will generate sufficient cash flow from operations, that anticipated improvements in operating results will be achieved or that future working capital borrowings will be available in an amount to enable the Company to service its debt, to make dividend, and redemption payments and to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of the Notes, or the aggregate liquidation preference of the Series E Preferred Stock and the Series D Preferred Stock prior to their maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of radio stations or otherwise for any such refinancing.

Charges to Operations

      Pursuant to an agreement between the Company and D. Geoffrey Armstrong, the Company's Chief Operating Officer (the "Armstrong Agreement"), Mr. Armstrong's employment may be terminated by either party during the one-month period commencing on November 22, 1997 upon 30 days' written notice. If his employment agreement is terminated, Mr. Armstrong will receive a payment of $1.2 million pursuant to the provisions of his employment agreement which are currently deferred, and the Company will purchase all of his outstanding options under the Company's stock option plans for an amount equal to the difference between (x) the number of such options multiplied by the respective exercise price of such options and (y) the number of such options multiplied by the greater of $40.00 and the average trading price of a share of Class A Common Stock during the 20 days prior to five days before the effective date of the termination of the employment agreement. In the event that the Company is required to purchase Mr. Armstrong's options, based upon a repurchase price of $40.00 per share, the Company will make a payment to Mr. Armstrong of approximately $3.25 million. Should the employment contract be terminated and the stock options be repurchased, the Company will record a charge to earnings equal to the amount paid for the options.

      The Company's Compensation Committee, Independent Directors and Mr. Sillerman have agreed that the Company will enter into a new employment agreement with Mr. Sillerman, pursuant to which Mr. Sillerman will continue in his position with the Company for a five-year term, subject to renewal for an additional five-year term. Mr. Sillerman's annual base pay under the agreement will be $400,000, initially, subject to periodic adjustments. The Board of Directors and the Compensation Committee also approved a $2.5 million loan to Mr. Sillerman, which loan will be a full-recourse obligation of Mr. Sillerman and bear interest. Mr. Sillerman has indicated his intention to use a portion of the proceeds from the loan to acquire additional common equity in the Company.

      The employment agreement, which has not yet been finalized, will include the issuance of stock options or their equivalent both during the term of the employment agreement and in the event of a Change of Control of the Company in amounts to be determined by the Board of Directors and the Compensation Committee. It is anticipated that, except as described above, the provisions of Mr. Sillerman's employment agreement, including those with respect to changes of control of the Company, will be similar to those in his existing employment agreement.

      The Pending Acquisitions will be accounted for using the purchase method of accounting and the intangible assets created in the purchase transactions will be amortized against future earnings of the combined companies. The amount of such amortization will be substantial and will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact the Company's Broadcast Cash Flow.

      At December 31, 1996, the aggregate contractual maturities of long-term debt for the years ended December 31, 1997, 1998, 1999, 2000 and thereafter (excluding borrowings under the Credit Agreement, which was repaid in 1997) are $231,000, $309,000, $0, $566,000 and $450,000,000 respectively. (The Company had capital lease obligations of $354,000 as of December 31, 1996.) Future minimum payments for all noncancellable capital leases with initial terms of one or more years for the years ended December 31, 1997, 1998, 1999, 2000 and thereafter are $179,000, $141,000, $63,000, $17,000 and $4,000 respectively.
The Company is also required to make a payment of $1.0 million in 1997 to redeem its Series B Redeemable Preferred Stock. The Company believes it will require additional financing to be able to make these payments, together with capital expenditures and principal amortization payments under the New Credit Agreement, and through funds generated from its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY

      See Index to Financial Statements on page F1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Company's accountants on accounting matters or financial disclosures.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED

      The information called for by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM

(a)   (1)      The following consolidated financial statements of SFX
               Broadcasting, Inc. and subsidiaries are filed As a part of this report or are incorporated herein by reference:

               Report of Independent Auditors

               Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 1996 and 1995

               Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996

               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

               Notes to Consolidated Financial Statements

      (2) The following financial statement schedule of SFX Broadcasting, Inc. and Subsidiaries is filed as a part of this report or incorporated herein by reference:

               Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3)      Exhibits

EXHIBIT
NUMBER                                   DESCRIPTION OF EXHIBIT
------                                   ----------------------
3.1            Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form
               8-K (Commission File No. 0-22486) filed with the Commission on November 27, 1996).

3.2            By-laws, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to  Registration
               Statement Form S-3 (Reg. No. 333-15469) filed with the Commission on November 21, 1996).

4.1            Form of Certificate of Designations for Series E Cumulative Exchangeable Preferred Stock
               (incorporated by reference to the Registration Statement Form S-3 (Reg. No. 333-16995) filed with the Commission on November 27, 1996).

4.2            Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights
               of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6 1/2% Series D
               Cumulative Convertible Exchangeable Preferred Stock due May 31, 2007 (incorporated by reference to Exhibit 3.5 to Registration Statement Form S-4 (Reg. No. 333-06553) filed with the Commission on June 21, 1996).

4.3            Warrant Agreement, dated as of March 23, 1994, by and among MMR, American Stock Transfer &
               Trust Company, as warrant agent and certain underwriters (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to  Registration Statement on Form SB-2 (Reg. No. 33-74526) filed with the
               Commission on March 18, 1994).

4.4            Supplemental Warrant Agreement, dated as of November 22, 1996 (incorporated by reference to
               Exhibit 4.2 to Form 8-K (Commission File No. 0-22080) filed with the Commission on November
               27, 1996).

4.5            Unit Purchase Options, dated March 23, 1994 (incorporated by reference to Exhibit 4.1 to
               Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 33-74526) filed with the
               Commission on March 18, 1994).

4.6            Common Stock Purchase Warrant, dated July 29, 1993 (incorporated by reference to  Exhibit 10.38 to Form 10-KSB(Commission File No. 0-22486) for the year ended December 31, 1994).

4.7            Common Stock Purchase Warrants dated November 22, 1996 (incorporated by reference to Exhibit 4.2 to Form 8-K (Commission File No. 0-22080) filed with the Commission on November 27, 1996).

4.8            Assumption of Warrants dated November 22, 1996 (incorporated by reference to Exhibit 4.2 to Form
               8-K (Commission File No. 0-22080) filed with the Commission on November 27, 1996).

10.1           Amended and Restated Employment Agreement between the Company and Mr. Sillerman (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to Registration Statement Form S-1 (Reg.
               No. 33-92086) filed with the Commission on June 26, 1995).

10.2           Amended and Restated Employment Agreement between the Company and Mr. Hicks (incorporated by reference to Exhibit 10.27 to amendment No. 2 to Registration Statement Form S-1 (Reg. No.
               33-92086) filed with the Commission on June 26, 1995).

10.3           Amended and Restated Employment Agreement between the Company and Mr. Armstrong (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to Registration Statement Form S-1 (Reg. No.
               33-92086) filed with the Commission on June 26, 1995).

10.4           Asset Purchase Agreement between Trumper Communications of North Carolina Limited Partnership
               and SFX Broadcasting of North Carolina, Inc. dated as of April 1, 1995 (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to Registration Statement Form S-1 (Reg. No. 33-92086) filed with the Commission on June 26, 1995).







10.5           Asset Purchase Agreement between Cardinal Communications Partners, L.P., SFX Broadcasting of
               Texas (KTCK), Inc. and the Company, dated as of April 24, 1995 (incorporated by reference to
               Exhibit 10.30 to Amendment No. 2 to Registration Statement Form S-1 (Reg. No. 33-92086) filed with the Commission on June 26, 1995).

10.6           Senior Promissory Note of Sillerman Communications Management Corporation to the Company in
               the amount of $2,000,000, dated as of January 23, 1995 (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to Registration Statement Form S-1 (Reg. No. 33-92086) filed with the
               Commission on June 26, 1995).

10.7           First Amendment to Amended and Restated Credit Agreement between the Company and The Bank of New York as Agents thereunder, dated as of April 21, 1995 (incorporated by reference to Exhibit
               10.32 to Amendment No. 2 to Registration Statement Form S-1 (Reg. No. 33-92086) filed with the
               Commission on June 26, 1995).

10.8           Stock Exchange Agreement between Equitable Deal Flow Fund, L.P., the Equitable Life Assurance
               Society of the United States, Equitable Variable Life Insurance Company and the Company, dated as of December 2, 1994 (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to
               Registration Statement Form S-1 (Reg. No. 33-92086) filed with the Commission on June 26, 1995).

10.9           Stock Purchase Agreement  among the Company, Liberty Broadcasting, Incorporated, Josephthall,
               Littlejohn and Levy Fund, L.P., Michael Craven and James Thompson dated as of November 15, 1995
               (incorporated by reference to Exhibit 10.34   to Form 10-K (Commission File No. 0-22486) for the
               year ended December 31, 1995).

10.10          Letter Agreement between SFX Broadcasting, Inc. and Multi-Market Radio, Inc. regarding exchange of assets dated November 17, 1995 (incorporated by reference to Exhibit 10.35 to Form 10-K
               (Commission File No. 0-22486) for the year ended December 31, 1995).

10.11          Joint Sales Agreement between SFX Broadcasting of Jackson, Inc. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 10.36 to Form 10-K (Commission File
               No. 0-22486) for the year ended December 31, 1995).

10.12          Joint Sales Agreement between SFX Broadcasting of South Carolina (WMYI), Inc. and Multi-Market
               Radio Acquisition Corporation (incorporated by reference to Exhibit 10.37 to Form 10-K
               (Commission File No. 0-22486) for the year ended December 31, 1995).

10.13          Joint Sales Agreement  between Multi-Market Radio Acquisition Corporation and the Company
               (incorporated by reference to Exhibit 10.38 to  Form 10-K (Commission File No. 0-22486) for the
               year ended December 31, 1995).

10.14          Programming Agreement between the Company and Trumper Communications of North Carolina Limited Partnership
               (incorporated by reference to Exhibit 10.39 to Form 10-K (Commission File No. 0-22486) for the year ended
               December 31, 1995).

10.15          Asset Purchase Agreement  between Prism Radio Partners, L.P. and the Company (incorporated by reference to Exhibit 10.40 to Form 10-K (Commission File No. 0-22486) for the year ended
               December 31, 1995).

10.16          Joint Sales Agreement between the Company and HMW Communications, Inc. (incorporated by reference to Exhibit 10.42 to Form 10-K (Commission File No. 0-22486) for the year ended
               December 31, 1995).

10.17          Asset Purchase Agreement  between the Company and HMW Communications, Inc. (incorporated by reference to Exhibit 10.42 to Form 10-K (Commission File No. 0-22486) for the year ended
               December 31, 1995).

10.18          Asset Purchase Agreement between Texas Coast Broadcasters, Inc. and Multi-Market Radio, Inc.
               (incorporated by reference to Exhibit 99.1 to Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1995).







10.19          Asset Purchase Agreement between Lewis Broadcasting Corporation and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 99.2  to Form 10-K (Commission File
               No. 0-22486) for the year ended December 31, 1995).

10.20          Asset Purchase Agreement between ABS Greenville Partners, L.P. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 99.3 to Form 10-K (Commission File
               No. 0-22486) for the year ended December 31, 1995).

10.21          Asset Purchase Agreement  between Multi-Market Radio, Inc. and Puritan Radiocasting Company
               (incorporated by reference to Exhibit 10.1 to MMR's 10-Q (Commission File No. 0-22080) for the
               quarter ended March 31, 1996).

10.22          Asset Purchase Agreement  between MMR and Wilks Broadcast Acquisitions, Inc. (incorporated by reference to Exhibit 10.3 to MMR's 10-Q ( Commission File No. 0-22080) for the quarter ended
               March 31, 1996).

10.23          Letter of Intent  between MMR and Jones Eastern Radio of Augusta, Inc. (incorporated by reference to Exhibit 10.5 to MMR's 10-Q ( Commission File No. 0-22080) for the quarter ended March 31,
               1996).

10.24          Amended and Restated Agreement and Plan of Merger, dated April 15, 1996, among the Company,
               SFX Merger Company and MMR (composite version incorporated by reference to Annex B to the
               Joint Proxy Statement/Prospectus to Form S-4 (Commission File No. 333-13337) filed with the
               Commission on October 3, 1996).

10.25          Asset Purchase Agreement between HMW Communications, Inc. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 99.4 to Form 10-K (Commission File
               No. 0-22486) for the year ended December 31, 1995).

10.26          Joint Sales Agreement between HMW Communications, Inc. and Multi-Market Radio Acquisition
               Corporation (incorporated by reference to Exhibit 99.6 to Form 10-K (Commission File No. 0-22486)
               for the year ended  December 31, 1995).

10.27          Termination and Assignment Agreement, dated as of April 15, 1996, between Sillerman
               Communications Management Corporation and the Company (incorporated by reference to Exhibit
               10.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on April 18, 1996).

10.28          Warrant to purchase 300,000 shares of Class A Common Stock of the Company issued to SCMC
               (incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 0-22486) filed with the
               Commission on October 3, 1996).

10.29          Warrant to purchase 300,000 shares of Class A Common Stock of the Company issued to SCMC
               (incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 0-22486) filed with the
               Commission on October 3, 1996).

10.30          Agreement, dated as of April 16, 1996, between the Company and R. Steven Hicks (incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 0-22486) filed with the Commission on
               April 18, 1996).

10.31          Asset Purchase Agreement, dated May 1, 1996, among the Company, KIRO, Inc, and Bonneville
               Holding Company (incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No.
               0-22486) filed with the Commission on May 9, 1996).

10.32          Letter Agreement, dated May 16, 1996, between the Company and the Bank of New York
               (incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 0-22486) filed with the
               Commission on May 24, 1996).

10.33          Consent Agreement, dated May 17, 1996, among The Huff Alternative Income Fund, L.P., Multi-
               Market Radio, Inc. and the Company (incorporated by reference to Exhibit 10.2 to MMR's Form 8-K
               (Commission File No. 0-22080) filed with the Commission on September 10, 1996).







10.34          Asset Purchase Agreement, dated May 13, 1996, between SFX Acquisition Corporation and Clear
               Channel Radio, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No.
               0-22486) filed with the Commission on May 24, 1996).

10.34          Asset Purchase Agreement, dated May 13, 1996, between SFX Acquisition Corporation and Regent
               Broadcasting of Louisville, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K (Commission
               File No. 0-22486) filed with the Commission on May 24, 1996).

10.35          Amended and Restated Agreement, dated June 19, 1996,  between the Company and R. Steven Hicks
               (incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 0-22486) filed with the
               Commission on June 21, 1996).

10.36          Amended and Restated Employment Agreement, dated June 19, 1996, between the Company and
               Tom Benson (incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 0-22486)
               filed with the Commission on June 21, 1996).

10.37          Time Brokerage Agreement between ABS Greenville Partners, L.P. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 99.7 to Form 10-K (Commission File
               No. 0-22486) for the year ended December 31, 1995).

10.38          Exchange Agreement, dated July 1, 1996, between Chancellor Radio Broadcasting Company and SFX
               Broadcasting, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Form S-4
               of SFX Broadcasting, Inc. (Commission File No. 333-06553) filed with the Commission on July 16,
               1996).

10.39          Asset Purchase Agreement  between SFX Broadcasting of Texas (KTCK) Licensee, Inc., SFX
               Broadcasting of Texas (KTCK), Inc. and KRBE Co.  (incorporated by reference to Exhibit 10.58 to
               Amendment No. 1 to Form (Reg. No. 333-06553) filed with the Commission on July 16, 1996).

10.40          Asset Purchase Agreement between Jared Broadcasting Company of Albany, Incorporated
               (incorporated by reference to Exhibit 2.13 to Form 10-Q (Commission File No. 0-22486) for the
               quarter ended September 30, 1996).

10.42          Letter of Intent, dated August 9, 1996, between the Company., Kenneth A. Brown, ABS
               Communications, Inc., ABS Communications, L.L.C., ABS Richmond Partners, L.P., ABS Richmond
               Partners II, L.P., EBF, Inc. and EBF Partners (incorporated by reference to Exhibit 2.11 to Form 10-Q
               (Commission File No. 0-22486) for the quarter ended September 30, 1996).

10.43          Letter of Intent, dated August 28, 1996, between SFX Broadcasting, Inc. and EZ Communications,
               Inc. (incorporated by reference to Exhibit 2.3 to Form 8-K (Commission File No. 0-22486) filed with the Commission on October 3, 1996).

10.44          Loan Agreement, dated September 4, 1996,  between the Company and MMR (incorporated by reference to Exhibit 2.4 to Form 8-K (Commission File No. 0-22486) filed with the Commission on
               October 3, 1996).

10.45          Asset Exchange Agreement, dated as of September 24, 1996, among WHFS, Inc. Liberty
               Broadcasting of Maryland Incorporated (incorporated by reference to Exhibit 2.5 to Form 8-K
               (Commission File No. 0-22486) filed with the Commission on October 3, 1996).

10.46          Asset Purchase Agreement between Secret Communications Limited Partnership and the Company
               (incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 0-22486) filed with the
               Commission on October 30, 1996).

10.47          Purchase and Sale Agreement among WWYZ, Inc., Great American Music Fest & Production Co.
               (collectively the "Companies"), each of the shareholders of the Companies and SFX Broadcasting,
               Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 0-22486) filed with the Commission on October 30, 1996).

10.48          Amendment to Asset Purchase Agreement between Texas Coast Broadcasters, Inc. and Multi-Market
               Radio, Inc. (incorporated by reference to Exhibit 10.5 to Form 8-K (Commission File No. 0-22486)
               filed with the Commission on October 30, 1996).







10.49          Stock Purchase Agreement between Delsener/Slater Enterprises, Ltd., Beach Concerts, Inc.,
               Connecticut Concerts, Incorporated, Broadway Concerts, Inc., Ardee Productions, Ltd., Ardee
               Festivals NJ, Inc., In-House Tickets, Inc., Exit 116 Revisited, Inc., Dumb Deal, Inc., Ron Delsener,
               Mitch Slater and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K
               (Commission File No. 0-22486) filed with the Commission on October 30, 1996).

10.50          Second Amended and Restated Credit Agreement among the Company, its subsidiaries and the Bank of New York, as agent for the lenders (incorporated by reference to Exhibit 10.1 to Form 8-K
               (Commission File No. 0-22486) filed with the Commission on November 27, 1996).

10.51*         Agreement of Merger, dated February 12, 1997,  among the Company, NOC-Acquisition Corp.,
               CADCO Acquisition Corp., QN-Acquisition Corp., Nederlander of Connecticut, Inc., Connecticut
               Amphitheater Development Corporation, QN Corp., Connecticut Performing Arts Partners and certain stockholders.

10.52*         Amendment No. 1 to Asset Purchase Agreement, dated January 21, 1997, between Secret
               Communications Limited Partnership and the Company.

10.53*         Letter of Intent, dated March 4, 1997, between the Company and Sunshine Promotions, Inc.

10.54*         Employment Agreement between the Company and Michael G. Ferrel.

10.55*         Fourth Supplemental Indenture, dated January 29, 1997, among Delsener/Slater Enterprises, Ltd.,
               Delsener/Slater Enterprises, Inc., In House Tickets, Inc., Connecticut Concerts Incorporated, Ardee
               Festivals N.J., Inc., Ardee Productions, Ltd., Exit 116 Revisited, Inc., Dumb Deal, Inc.,
               Broadway Concerts, Inc. and The Chase Manhattan Bank.

10.56*         Form of Consent and Amendment to the Second Amendment and Restated Credit Agreement, dated
               March 24, 1997,  between the Company and the Lenders.

10.57*         Form of Amendment No. 2 to Asset Purchase Agreement, dated  between Secret Communications,
               Inc. Limited Partnership and the Company.

10.58*         Master Richmond Station Group Agreement, dated as of December 17, 1996, among the Company,
               ABS Communications Incorporated, Kenneth Brown, EBF Partners, ABS Communications, L.L.C.,
               ABS Richmond Partners, L.P, ABS Richmond Partners II, L.P., ABS Richmond Towers, L.P. and J.
               Edwin Conrad.

10.59*         Convertible Note Agreement, dated as of December 17, 1996, between ABS Communications, L.L.C., as borrower and the Company, as lender.

10.60*         SFX Contribution Agreement, dated as of December 17, 1996, among Liberty Acquisition
               Subsidiary Corporation, Liberty Broadcasting of Maryland II, the Company and ABS Communications, L.L.C.

11.1*          Statement regarding computation of per share earnings.

21.1*          Subsidiaries of the Company

23.1*          Consent of Ernst & Young LLP.

23.2*          Consent of Fisher Wayland Cooper Leader & Zaragoza LLP.

23.3*          Consent of BIA Publications, Inc.

27.1*          Financial Data Schedule

-------------

* filed herewith


(b) The following reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.

               On October 3, 1996, the Company filed a report on Form 8-K in connection with (i) the amendment of its merger agreement with MMR, (ii) the entering into of a memorandum of understanding with respect to certain litigation, (iii) the entering into of a loan agreement with MMR, (iv) the entering into of agreements with respect to: the Jackson Acquisitions, the Louisville Dispositions, the Albany Acquisition, the exchange of certain stations operating in Charlotte, North Carolina, the Richmond Acquisition and the Dallas Acquisition.

               On October 30, 1996, the Company filed a report on Form 8-K in connection with Supplement No. 1 to the Company's Joint Proxy
Statement/Prospectus.

               On November 1, 1996, the Company filed a report on Form 8-K containing certain financial statements of radio stations WRFX-FM, WEDJ-FM and WKSS-FM.

               On November 27, 1996 the Company filed a report on Form 8-K in connection with (i) the consummation of the MMR Merger, (ii) the termination of a letter of intent with respect to the exchange of certain radio stations,
(iii) the approval of an amendment to the Company's Certificate of Incorporation to increase the authorized shares of Class A Common Stock and
(iv) certain pro forma financial information.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SFX BROADCASTING, INC.


                             By:
                                  Name:  Robert F.X. Sillerman
                                  Title: Executive Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                    Title                                   Date
      /s/ Robert F.X. Sillerman
      ------------------------------   Executive Chairman and Director                          March 31, 1997
      Robert F.X. Sillerman                  (principal executive officer)

      /s/ Michael G. Ferrel
      ------------------------------    Chief Executive Officer and Director                    March 31, 1997
      Michael G. Ferrel

      /s/ D. Geoffrey Armstrong
      ------------------------------    Chief Operating Officer, Executive                      March 31, 1997
      D. Geoffrey Armstrong                   Vice President and Director

      /s/ Thomas P. Benson
      ------------------------------    Chief Financial Officer, Treasurer                      March 31, 1997
      Thomas P. Benson                       and Director (principal financial and
                                             accounting officer)

      /s/ Howard J. Tytel
      ------------------------------    Executive Vice President, Secretary                     March 31, 1997
      Howard J. Tytel                        and Director

      /s/ James F. O'Grady
      ------------------------------    Director                                                March 28, 1997
      James F. O'Grady





      /s/ Paul Kramer
      ------------------------------    Director                                                March 31, 1997
      Paul Kramer

      /s/ Richard A. Liese
      ------------------------------    Director                                                March 31, 1997
      Richard A. Liese

      /s/ Edward F. Dugan
      ------------------------------    Director                                                March 28, 1997
      Edward F. Dugan







                     SFX BROADCASTING, INC. AND SUBSDIARIES
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                        PAGE
The following consolidated financial statements are included in
Item 8:

Report of Independent Auditors                                           F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995             F-3

Consolidated Statements of Operations for each
  of the Three Years in the Period Ended December 31, 1996               F-5

Consolidated Statements of Shareholders' Equity  for each
  of the Three Years in the Period Ended December 31, 1996               F-6

Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended December 31, 1996                      F-7

Notes to Consolidated Financial Statements                               F-8

The following consolidated financial statement schedule is included in Item 14(a):

  Schedule II - Valuation and Qualifying Accounts                       F-23








                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SFX Broadcasting, Inc.

         We have audited the accompanying consolidated balance sheets of SFX
Broadcasting, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFX Broadcasting, Inc. and Subsidiaries at December 31, 1996 and
1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           ERNST & YOUNG LLP


New York, New York
February 20, 1997,
except for Note 13, as to which the date is March 27, 1997







                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (dollars in thousands)




                                                                                         December 31,
                                                                                         ------------
                                                                                   1996                 1995
                                                                                   ----                 ----
ASSETS
Current assets:
Cash and cash equivalents ....................................................        $10,601             $11,893
Cash pledged for letters of credit (Note 13)..................................         20,000                  --
Accounts receivable less allowance for doubtful accounts of  $1,620 in
   1996 and $922 in 1995 including related party receivable of $250 in 1996
   (Note 9) ..................................................................         47,275              18,034
Assets under contract for sale (Note 2).......................................          8,352                  --
Prepaid broadcast rights and other current assets ............................          2,461               1,022
                                                                              ---------------      --------------
      Total current assets ...................................................         88,689              30,949
                                                                              ---------------      --------------

Property and equipment:
Land .........................................................................          6,791               3,179
Buildings and improvements ...................................................         11,485               6,265
Equipment and furniture ......................................................         54,736              14,093
                                                                              ---------------      --------------
                                                                                       73,012              23,537
Less accumulated depreciation and amortization ...............................        (10,192)             (6,770)
                                                                              ---------------      --------------
      Net property and equipment .............................................         62,820              16,767

Intangible assets:
Broadcast licenses ...........................................................        558,640             118,724
Goodwill ....................................................................          98,165              11,209
Deferred financing costs .....................................................         19,504               8,391
Other ........................................................................          4,727               4,719
                                                                                 ------------        --------------
                                                                                      681,036             143,043
Less accumulated amortization ................................................        (16,933)            (13,500)
                                                                                 ------------        --------------

      Net intangible assets ..................................................        664,103             129,543


Deposits and other payments for pending acquisitions..........................         31,692               4,556
Notes receivable from related parties (Note 9)................................             --               4,439
Other assets .................................................................         12,023               1,083
                                                                                 ------------        --------------
      TOTAL ASSETS ...........................................................       $859,327            $187,337
                                                                                 ============        ==============


                             See accompanying notes

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (dollars in thousands)


                                                                                        December 31,
                                                                                        ------------
                                                                                   1996                 1995
                                                                                   ----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable..............................................................     $10,921              $4,005
Accrued expenses..............................................................      21,913               4,736
Accrued interest and dividends................................................       7,111               2,303
Current portion of long-term debt (Note 5)....................................         231                 260
Current portion of capital lease obligations (Note 11)........................         150                 311
                                                                              ------------         -----------
      Total current liabilities...............................................      40,326              11,615

Long-term debt, less current portion (Note 5).................................     480,875              80,609
Capital lease obligations, less current portion (Note 11).....................         204                 670
Other liabilities.............................................................          --                 682
Deferred income taxes (Note 8)................................................      91,352               7,415
                                                                              ------------         -----------
      Total liabilities.......................................................     612,757             100,991

Redeemable preferred stock (Note 6)...........................................     152,053               3,285

Commitments and contingencies (Note 11)

Shareholders' Equity (Note 7):
Class A Voting common stock, $.01 par value; 100,000,000 shares authorized;
     8,089,367 issued and 8,063,348 outstanding at December 31,
     1996 and 6,458,215 outstanding at December 31, 1995 .....................          81                  64
Class B Voting convertible common stock, $.01 par  value;  10,000,000 shares authorized; 1,208,810 issued and 1,064,936 outstanding at
     December 31, 1996 and 1,000,000 outstanding at December 31, 1995                   12                  10
Additional paid-in capital....................................................     183,866             115,184
Treasury Stock; 170,192 shares at December 31, 1996...........................      (6,393)                 --
Accumulated deficit...........................................................     (83,049)            (32,197)
                                                                              ------------         -----------
Total shareholders' equity....................................................      94,517              83,061
                                                                              ------------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................    $859,327            $187,337
                                                                              ============         ===========



                             See accompanying notes

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)


                                                                                         Year Ended December 31,
                                                                                   1996             1995             1994
                                                                               ------------    ------------    -------------
Gross revenues...............................................................   $  162,011     $    87,140        $   63,116
Less agency commissions......................................................      (18,950)        (10,310)           (7,560)
                                                                             -------------    ------------    --------------
        Net revenues.........................................................      143,061          76,830            55,556

Station operating expenses..................................................        92,816          51,039            33,956
Depreciation, amortization, duopoly integration costs and acquisition related
    costs (Notes 2 and 3)....................................................       17,311           9,137             5,873
Corporate expenses, including related party expenses of $151 in 1996, $330 in 1995 and $178 in 1994, net of related party advisory fees of  $802
     in 1996 (Note 9)........................................................        6,313           3,797             2,964
Non-recurring and unusual charges, including adjustments to broadcast rights
    agreement (Note 10)......................................................       28,994           5,000                --
                                                                             -------------    ------------    --------------
        Total operating expenses.............................................      145,434          68,973            42,793
                                                                             -------------    ------------    --------------
Operating (loss) income......................................................       (2,373)          7,857            12,763

Investment income (loss), net of equity in loss of uncosolidated subsidiary..        4,017             650              (121)
Interest expense ............................................................      (34,897)        (12,903)           (9,332)
Loss on sale of radio station ...............................................       (1,900)             --                --
                                                                             -------------    ------------    --------------
(Loss) income before income taxes and extraordinary item ....................      (35,153)         (4,396)            3,310
Income tax expense (Note 8) .................................................          480              --             1,474
                                                                             -------------    ------------    --------------
(Loss) income before extraordinary item .....................................      (35,633)         (4,396)            1,836
Extraordinary loss on debt retirement (Note 5)...............................       15,219              --                --
                                                                             -------------    ------------    --------------
        Net (loss) income....................................................      (50,852)         (4,396)            1,836

Redeemable preferred stock dividends and accretion...........................        6,061             291               348
                                                                             -------------    ------------    --------------
        Net  (loss) income applicable to common stock........................   $  (56,913)    $    (4,687)       $    1,488
                                                                             =============    =============    ==============
(Loss) income applicable to common stock per share before
    extraordinary item.......................................................   $    (5.51)    $     (0.71)       $     0.26
Extraordinary loss on debt retirement per common share.......................        (2.01)             --               --
                                                                             -------------    ------------    --------------
Net (loss) income per common share...........................................$       (7.52)       $  (0.71)       $     0.26
                                                                             =============    ============    ==============
Weighted average common shares outstanding...................................    7,563,600       6,595,728         5,792,385
                                                                             =============    ============    ==============


                             See accompanying notes

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                 Years Ended December 31, 1994, 1995, and 1996
                             (dollars in thousands)

                                                                                              Unrealized
                                                                                             Holding Loss
                                           Class A Class B    Class C   Paid-in   Treasury   on Short Term  Accumulated
                                           Common  Common     Common    Capital   Stock       Investments     Deficit   Total
                                           ------  ------     ------    -------   ---------  -----------      -------   --------
Balance, December 31, 1993 ................ $ 37    $   9      $   11  $ 78,178    $   --     $     --      $ (29,637)  $  48,598
Accretion and dividends on
  redeemable preferred stock ..............                                (348)                                             (348)
Conversion of Class C Common
  including fees and expenses (Note 7).....   11                  (11)   (1,150)                                           (1,150)
Reduction of equity issuance costs ........                                 105                                               105
Unrealized holding losses on short
  term investments ........................                                                     (185)                        (185)
Net income ................................                                                                     1,836       1,836
                                           ------- ---------  -------- ---------  ---------- -------------     --------- ---------
Balance, December 31, 1994 ................ $ 48    $   9      $   --  $ 76,785                $(185)        $(27,801)   $ 48,856
                                           ======= =========  ======== =========  ========== =============    ========== =========
Public offering, net of expenses ..........   17                         39,149                                            39,166
Redemption of Class C Common (Note 7)......                                (459)                                             (459)
Accretion and dividends on redeemabl
   preferred stock ........................                                (291)                                             (291)
Conversion of Class A Common to Class B                                                                                        --
   Common (Note 7).........................   (1)       1
Decrease in unrealized holding losses .....                                                      185                          185
Net loss ..................................                                                                    (4,396)     (4,396)
                                           ------- ---------  -------- ---------  ---------- -------------     --------- ---------
Balance, December 31, 1995 ................ $ 64    $  10      $   --  $115,184      $    --    $ --          (32,197)  $  83,061
                                           ======= =========  ======== =========  ========== =============    ========== =========

Issuance costs of Class D Redeemable
   Preferred Stock ........................                              (6,054)                                           (6,054)
Accretion and dividends on redeemable
   preferred stock ........................                              (6,061)                                           (6,061)
Issuance of stock options .................                                 370                                               370
Issuance of warrants to SCMC
  (Notes 9 and 10) ........................                               8,905                                             8,905
Issuance of equity securities for
  MMR Merger (Note 7) .....................   17       2                 71,522                                            71,541
Repurchase of common stock (Note 10).......                                          (6,393)                               (6,393)
Net loss ..................................                                                                   (50,852)    (50,852)
                                           ------- ---------  -------- ---------  ---------- -------------     --------- ---------
Balance, December 31, 1996 ................ $ 81    $ 12        $  --  $183,866     $ (6,393)    $   --       $(83,049)   $ 94,517
                                           ======= =========  ======== =========  ========== =============    ========== =========

                             See accompanying notes

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                    Years Ended December 31,
                                                                           --------------------------------------------
                                                                             1996            1995             1994
                                                                             ----            ----             ----
Operating activities:
Net (loss) income ........................................................ $  (50,852)     $   (4,396)        $  1,836
Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization ......................................     16,174           7,757            5,873
      Extraordinary loss on debt repayment ...............................     15,219              --               --
      Noncash portion of non-recurring and unusual charge ................      9,878              --               --
      Loss on sale of radio station and other non cash items .............      1,900            (207)             826
      Deferred taxes .....................................................       (710)             --            1,309
      Changes in assets and liabilities, net of amounts acquired:
         Accounts receivable .............................................    (13,839)         (5,164)          (1,362)
         Prepaid broadcasting rights and other assets ....................     (1,704)          2,052           (4,476)
         Accrued interest and dividends ..................................      3,841               6              (47)
         Accounts payable, accrued expenses and other liabilities ........      6,646             451           (2,785)
                                                                          -----------    ------------      -----------
          Net cash (used in) provided by operating activities ............    (13,447)            499            1,174
Investing activities:
      Purchase of stations and related business, net of  cash acquired ...   (493,433)        (26,057)          (4,604)
      Proceeds from sales of stations and other assets....................     56,943             703               --
      Deposits and other payments for pending acquisitions ...............    (30,799)         (3,000)              --
      Purchase of property and equipment .................................     (3,224)         (3,261)          (1,951)
      Purchase of short-term investments .................................         --              --           (3,019)
      Sale of short-term investments .....................................         --           7,918            3,390
      Loans and advances to related parties ..............................         --          (2,000)              --
                                                                          -----------    ------------      -----------
          Net cash used in investing activities ..........................   (470,513)        (25,697)          (6,184)
Financing activities:
      Payments on long-term debt, including prepayment premiums ..........   (110,396)        (22,521)            (333)
      Additions to debt issuance costs ...................................    (19,505)         (2,139)              --
      Proceeds from issuance of senior and subordinated debt .............    501,500          22,000               --
      Net proceeds from sale of preferred stock ..........................    143,445              --               --
      Dividends paid on preferred stock ..................................     (4,983)             --               --
      Proceeds from issuance of common stock .............................         --          39,166               --
      Purchase of treasury stock .........................................     (6,393)             --               --
      Redemption of preferred stock ......................................     (1,000)         (1,000)          (1,750)
      Retirement of Class C Common Stock .................................         --            (459)              --
      Decrease in accrued stock acquisition costs ........................         --          (1,150)              --
                                                                          -----------    ------------      -----------
          Net cash provided by (used in) financing activities .............   502,668          33,897           (2,083)
Net increase in cash and cash equivalents .................................    18,708           8,699            7,093
Cash and cash equivalents at beginning of period ..........................    11,893           3,194           10,287
                                                                          -----------    ------------      -----------
Cash and cash equivalents at end of period ................................ $  30,601      $   11,893      $     3,194
                                                                          ===========    ============      ===========
Supplemental disclosure of cash flow information
Cash paid during the year for:
   Interest ............................................................... $  30,898      $   12,903      $     9,464
   Income taxes ........................................................... $      81              --      $       300
Supplemental schedule of noncash financing activities: Issuance of equity securities for MMR Merger (Note 2)
Issuance of warrants in connection with SCMC termination agreement (Note 10)

                             See accompanying notes

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         SFX Broadcasting, Inc. (the "Company"), a Delaware corporation, is one of the largest radio station groups in the United States. At December 31, 1996, the Company owned and operated, provided programming to or sold advertising on behalf of fifty-one FM stations and seventeen AM stations serving the following twenty-three markets: Washington, D.C./Baltimore, Maryland; Houston, Texas; Nassau-Suffolk, New York; San Diego, California; Providence, Rhode Island; Charlotte, North Carolina; Hartford, Connecticut; Greensboro, North Carolina.; Nashville, Tennessee; Raleigh-Durham, North Carolina; Jacksonville, Florida; Richmond, Virginia; Albany, New York; Greenville-Spartanburg, South Carolina; Tucson, Arizona; Springfield/Northampton, Massachusetts; Little Rock, Arkansas; Wichita, Kansas; Daytona Beach, Florida; New Haven, Connecticut; Jackson, Mississippi; Biloxi, Mississippi and Myrtle Beach, South Carolina.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

         In December 1996, the Company acquired substantially all of the assets of WHSL-FM, operating in Greensboro, North Carolina, for a purchase price of $6.0 million (the"Greensboro Acquisition") and exchanged radio station KRLD-AM, Dallas, Texas, and the Texas State Networks for radio station KKRW-FM, Houston, Texas (the "Houston Exchange"). The Houston Exchange was structured as a substantially tax free exchange of like kind assets. No gain or loss was recorded on the Houston Exchange as the book values of KRLD-AM and the Texas State Networks approximated the fair value of the assets of KKRW-FM.

         In November 1996, the Company consummated its merger with MMR (the "MMR Merger"), pursuant to which it acquired Multi-Market Radio, Inc. ("MMR") in exchange for 1,631,450 shares of Class A Common Stock, 208,810 shares of Class B Common Stock and other equity securities with a total market value for all securities issued of approximately $71.5 million (Note 7). Concurrently with the consummation of the MMR Merger, the Company paid approximately $43.0 million to satisfy outstanding indebtedness of MMR. MMR was organized in 1992 by the Company's executive chairman and another officer and director of the Company. The Company's executive chairman owned a substantial equity interest in MMR which was exchanged for Class B Common Stock of the Company upon the consummation of the MMR Merger. MMR owned and operated, provided programming to or sold advertising on behalf of 13 FM stations and one AM station located in eight markets: New Haven, Connecticut; Hartford, Connecticut; Springfield/Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little Rock, Arkansas. MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina (Note 13) and one station operating in Little Rock, Arkansas (the "MMR Dispositions"). The Little Rock station will be sold to Triathlon Broadcasting, Inc. ("Triathlon"), a related party. The MMR Dispositions are classified as assets under contract for sale in the accompanying balance sheet. The Company also terminated a Joint Sales Agreement ("JSA") with one station operating in Augusta, Georgia and its Local Marketing Agreement ("LMA") with one station operating in Myrtle Beach, South Carolina in December 1996.

         In October 1996, the Company sold radio station KTCK-AM, Dallas, Texas for approximately $13.4 million, net of certain sale expenses (the "Dallas Disposition"). The Company acquired the assets of KTCK-AM in Dallas, Texas (the "Dallas Acquisition") in September 1995 from a third party for $8,633,000 in cash (including $133,000 in transaction costs) and $2,000,000 of 6% current coupon Series C Redeemable Preferred Stock (Note 6). The purchase agreement contains a provision for a contingent payment not to exceed $7,500,000 payable in 1998 if the Company's Dallas properties achieve certain ratings and financial goals. The prior owner has commenced litigation against the Company as a result of the parties' inability to agree on the amount of the contingent payment due to the prior owner in connection with the Dallas Disposition and the Houston Exchange. The Company recorded a loss of $1.9 million on the Dallas Disposition, based on its estimate of the ultimate resolution of the contingency. The Company had provided programming to KTCK-AM pursuant to an LMA since March 1, 1995.

         In July 1996, the Company acquired Liberty Broadcasting Inc. ("Liberty Broadcasting") for a purchase price of approximately $239.7 million, including $10.4 million for working capital (the "Liberty Acquisition"). Liberty Broadcasting was a privately-held radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of 14 FM and six AM radio stations (the "Liberty Stations") located in six markets:
Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


         In July 1996, the Company sold three of the Liberty Stations operating in the Washington, DC/Baltimore, Maryland market (the "Washington
Dispositions") for $25.0 million. No gain or loss was recognized on the Washington Dispositions.

         In July 1996, the Company acquired from Prism Radio Partners L.P. ("Prism"), substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas. In September 1996, the Company also acquired from Prism substantially all of the assets of three radio stations operating in Louisville, Kentucky (the "Louisville Stations"), upon renewal of the Federal Communications Commission ("FCC") licenses of such stations (the "Louisville Acquisition") (collectively the "Prism Acquisition"). The total purchase price for the Prism Acquisition was approximately $105.3 million. In October 1996, the Company sold the Louisville Stations (the "Louisville Disposition") for $18.5 million.
The Company recognized no gain or loss on the Louisville Disposition.

         In July 1996, the Company acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi for a purchase price of approximately $3.2 million. In addition, in August 1996, the Company acquired substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson, Mississippi, for approximately $3.5 million (collectively, the " Jackson Acquisitions").

         In June 1996, the Company acquired substantially all of the assets of WROQ-FM, Greenville, South Carolina, for approximately $14.0 million (the "Greenville Acquisition") and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina for approximately $36.8 million (the "Raleigh-Greensboro Acquisition").

         In February 1996, the Company acquired radio stations WTDR-FM and WLYT-FM (formerly WEZC-FM), both operating in Charlotte, North Carolina (the "Charlotte Acquisition"), for an aggregate purchase price of $24.3 million. Costs of $785,000 related to the integration and reformatting of the Charlotte stations were included in depreciation, amortization, duopoly integration costs and acquisition related costs in 1996.

         In April 1995, the Company acquired all of the outstanding stock of Parker Broadcasting Company ("Parker"), the owner and licensee of radio station KYXY-FM in San Diego, California (the "San Diego Acquisition"), for approximately $17,424,000 (including transaction costs of $831,000 of which $175,000 was paid to SCMC for providing or paying for legal services necessary in negotiating and documenting the transaction), including a $650,000 three year covenant not to compete with the former owners. In addition, costs of $1,380,000 related to the integration of KYXY-FM and reformatting of its duopoly partner, KPLN-FM, were included in depreciation, amortization, duopoly integration costs and acquisition related costs in 1995. The Company had provided programming to and sold advertising on behalf of KYXY-FM pursuant to an LMA since January 18, 1995.

         For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method, with the aggregate purchase price allocated to the tangible and identifiable intangible assets based upon current estimated fair market values. The allocation resulted in an excess of costs over estimated fair value of identifiable net assets acquired of approximately $23,437,000, $27,747,000, $13,299,000, $4,669,000, $74,579,000,
$185,420,000, $114,674,000 and $6,710,000 for the Charlotte Acquisition,
Raleigh-Greensboro Acquisition, Greenville Acquisition, Jackson Acquisition, Prism Acquisition, Liberty Acquisition, MMR Merger and the Greensboro Acquisition, respectively, in 1996 and $21,136,000, and $9,250,000 for KYXY-FM, and KTCK-AM, respectively, in 1995. The assets and liabilities of these acquisitions and the results of their operations for the period from the date of acquisition have been included in the accompanying consolidated financial statements.

         The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 1996, 1995 and 1994 as if the acquisitions for any given year and the subsequent year had occurred at the beginning of such year after giving effect to certain adjustments, including amortization of goodwill and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


                                                   Pro Forma
                                            Year Ended December 31
                                       In thousands except per share data
                                                      (Unaudited)
                              ------------------------------------------------------
                                     1996                   1995                1994
                              -------------------  --------------------- -----------
Net revenues                  $       199,650      $       189,595       $      62,323
                              ===============      ===============       =============
Income (loss) before
 extraordinary item
 and cumulative
 effect of change in
 accounting principal         $       (37,027)     $       (16,978)      $       2,332
                              ================     ================      =============
Net income (loss)             $       (52,246)     $       (32,197)      $       1,283
                              ================     ================      =============
Net income (loss)
 applicable to
 common stock                 $       (61,964)     $       (42,153)      $         707
                              ================      ================    ==============
Net income (loss)
 per common share             $         (6.79)     $         (4.62)      $        0.12
                              ================     =================     =============
Weighted average
common shares outstanding           9,128,284            9,128,284           5,792,385
                              ================     =================     =============


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for investments in which it has a 50% or less ownership interest under the equity method.

Cash and Cash Equivalents

         All highly liquid investments with an original maturity of less than three months are classified as cash equivalents. The carrying amounts of cash and cash equivalents reported in the balance sheet approximate their fair values.

Short-term investments

         Available - for - sale securities were investments in mutual funds and were carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available - for - sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available - for - sale are included in investment income.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets as follows:

         Buildings and improvements       7-20 years
         Equipment and furniture          5-7  years

         Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets. Amortization of assets recorded under capital leases is included in depreciation expense.

Amortization of Intangible Assets

         Broadcast licenses and goodwill are amortized using the straight-line method over 40 years. Other intangible assets are being amortized using the straight-line method over their estimated remaining useful lives from 3 to 36 years. Debt issuance costs and discounts are being amortized by the straight-line method, which closely approximates the interest method, over the life of the respective debt.

         In 1996 the Company adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets". Under FAS No. 121, the carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates the intangible assets will not be recoverable as determined based on the undiscounted cash flows of the Company over the remaining amortization period, the Company's carrying value of the

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


intangible assets will be reduced to their estimated fair values, if lower than the carrying value. The impact of this adoption had no effect on the consolidated financial statements.

Barter Transactions

         The Company barters unsold advertising time for products and services. Such transactions are recorded at the estimated fair value of the products or services received. Barter revenue is recorded when commercials are broadcast and related expenses are recorded when the bartered product or service is used. For the years ended December 31, 1996, 1995 and 1994, the Company recorded barter revenue of $8,029,000, $4,961,000 and $2,905,000 respectively, and expenses of $7,476,000, $4,811,000 and $2,738,000 respectively.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Local Marketing Agreements / Joint Sales Agreements

         From time to time, the Company enters into LMAs and JSAs, with respect to radio stations owned by third parties including radio stations which it intends to acquire. Terms of the agreements generally require the Company to pay a monthly fee in exchange for the right to provide station programming and sell related advertising time in the case of an LMA or sell advertising in the case of a JSA. The agreements terminate upon the acquisition of the property. The fees are expensed as incurred. The Company classifies the LMA fees as interest expense to the extent interest is imputed based on the purchase price of the broadcast property. The Company accounts for payments received pursuant to LMAs of owned stations as net revenue to the extent that the payment received represents a reimbursement of the Company's ownership costs.

Advertising Costs

         Advertising costs are expensed as incurred and approximated $5,068,000, $3,336,000, and $1,828,000 in 1996, 1995 and 1994, respectively.

Per Share Data

         Income (loss) per common share is based on income (loss) applicable to common shareholders for the period divided by the weighted average number of shares of common stock outstanding plus common share equivalents (in periods in which they have a dilutive effect) determined using the treasury stock method.

Federal Income Taxes

         The Company and its subsidiaries report Federal income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109.

Concentration of Credit Risk

         The Company's revenue and accounts receivable primarily relates to the sale of advertising within the radio stations' broadcast areas. Credit is extended based on an evaluation of the customers financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Reclassification

         Certain amounts in 1994 and 1995 have been reclassified to conform to the 1996 presentation.


NOTE 4 - CASH AND CASH EQUIVALENTS

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


         The Company invests excess funds in highly liquid short-term interest bearing obligations. The Company considers short-term investments held for ninety days or less as cash equivalents. Due to the short maturity of these instruments, the carrying amounts approximate the fair values.

         The Company recognized investment income (loss) of $4,017,000, $650,000 and ($121,000) for the years ended 1996, 1995 and 1994, respectively. The investment loss for 1994 includes a charge of $491,000 in the fourth quarter related to the permanent decline of certain short-term investments available - for - sale at December 31, 1994.

NOTE 5 - DEBT AND SUBORDINATED NOTES

Debt consists of the following at December 31, 1996 and 1995 (in thousands):


                                                 1996                1995
                                                 ----                ----
Promissory notes; interest at 10%
   payable in monthly installments,
   maturing in 1998, collateralized
  by certain assets with a book value of
  $1,157 at December 31, 1996               $          540      $          869
Senior subordinated notes                          450,566              80,000
Senior credit facility                              30,000                  --
                                            --------------      --------------
                                                   481,106              80,869
Less current portion                                  (231)               (260)
                                            --------------      --------------
                                            $      480,875      $       80,609
                                            ==============      ==============

         The aggregate contractual maturities of long-term debt for the years ending December 31, excluding the senior credit facility which was repaid in 1997, are as follows: 1997 - $231,000; 1998 - $309,000; 1999 - $0; 2000 -
$566,000; 2001 - $0; thereafter -$450,000,000.

         Included in 1996 interest expense is $385,000, $333,600 and $538,000 related to the LMA fees associated with the Greenville, Charlotte and Jackson Acquisitions, respectively. Interest expense in 1995 included $2,542,000 and $323,000 related to the LMA fees associated with the Charlotte and Dallas Acquisitions, respectively.

         In May 1996, the Company completed a private placement of $450.0 million in aggregate principal amount of its 10.75% Senior Subordinated Notes due 2006 (the "Note Offering"). Interest is payable semi-annually on May 15 and November 15. The notes are unsecured obligations of the Company and are subordinate to all senior debt of the Company. The Company incurred issuance costs totaling $15.3 million related to the Note Offering which were recorded as deferred financing costs. Pursuant to its contractual obligations with the original purchasers of these securities, the Company subsequently registered these securities with the Securities and Exchange Commission.

         Concurrently with the closings of the Note Offering and the Preferred Stock Offering (Note 6), the Company completed a tender offer (the "Tender Offer") and related consent solicitation with respect to its 11.375% Senior Subordinated Notes due 2000 (the "Old Notes"). SFX repurchased approximately $79.4 million in principal amount of the $80.0 million in principal amount of the Old Notes outstanding in the Tender Offer. The Company also entered into a supplemental indenture amending the terms of the indenture pursuant to which the remaining Old Notes were issued.

         In March 1995, the Company entered into a $50.0 million senior credit facility (the "Old Credit Facility") pursuant to which the Company made borrowings to finance the Charlotte Acquisition (Note 2) and certain working capital needs. On May 31, 1996 all amounts outstanding under the Old Credit Facility were repaid with a portion of the proceeds of the Note Offering and the Preferred Stock Offering.

         In connection with the repurchase of the Old Notes and the repayment of the Old Credit Facility, the Company recorded an extraordinary loss on debt retirement of approximately $15.2 million to reflect the cost of prepayment premiums and the write-off debt of issuance costs.

         On November 22, 1996, the Company entered into a new credit facility (the "New Credit Agreement"), a senior revolving credit facility providing for borrowings of up to $225.0 million. Borrowings under the New Credit Agreement may be used to finance permitted acquisitions, for working capital and general corporate purposes, and for letters of credit up to $20.0 million. The facility converts into a five-year term loan on September 30, 1998, with repayment due

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


in quarterly installments commencing December 31, 1998, and with the final payment due September 30, 2003. The principal will be amortized by 5% in 1998, 15% in 1999, 20% in 2000, 20% in 2001, 22% in 2002 and 18% in 2003. Interest on
the funds borrowed under the New Credit Agreement is based on a floating rate selected by the Company of either (i) the higher of (a) the Bank of New York's prime rate and (b) the federal funds rate plus 0.5%, plus a margin which varies from 0.25% to 1.5%, based on the Company's then-current leverage ratio, or (ii) the LIBOR rate plus a margin which varies from 1.5% to 2.75%, based on the Company's then-current leverage ratio. The Company must prepay certain outstanding borrowings in advance of their scheduled due dates in certain circumstances, including but not limited to achieving certain cash flow levels or receiving certain proceeds from asset disposition as defined. The Company must also pay annual commitment fees of 0.5% of the unutilized total commitments under the New Credit Agreement. The Company's obligations under the New Credit Agreement are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable, and are guaranteed by the Company's subsidiaries. At December 31, 1996, the weighted average interest rate was 8.36%. The outstanding balance at December 31, 1996 was repaid with the proceeds of the Series E Preferred Stock Offering (Note 13).

         The New Credit Agreement and the indentures related to the Company's subordinated notes contain covenants that impose certain restrictions on the Company.

         The fair value of the Company's senior subordinated notes was $475,350,000 at December 31, 1996 based upon the quoted market price. The book value of the Company's promissory notes and senior credit facility approximates fair value, which was estimated using discounted cash flow analysis based on the Company's incremental borrowing rate for similar types of borrowing arangements.

NOTE 6  - REDEEMABLE PREFERRED STOCK

Preferred stock consists of the following at December 31, 1996 and 1995 (dollars in thousands):

                                                                                         1996                1995
                                                                                     -------------     -------------
Preferred Stock of the Company, $.01 par value, 10,012,000 shares authorized:

Series B Redeemable, 1,000 and 2,000 shares issued and outstanding in 1996 and
     1995, respectively, includes accreted dividends of $182 in 1996 and
     $269 in 1995                                                                  $         917     $         1,735
Series C Redeemable, 2,000 shares issued and outstanding in 1996 and 1995,
     includes accreted dividends of $108 in 1996 and $22 in 1995                           1,636               1,550
Series D Cumulative Convertible Exchangeable Preferred Stock, 2,990,000
     shares issued and outstanding                                                       149,500                  --
                                                                                  --------------     ---------------
                                                                                  $      152,053     $         3,285
                                                                                  ==============     ===============

         The Series B Redeemable Preferred Stock is non-voting, not entitled to receive dividends and is required to be redeemed in October 1997 at the liquidation value of $1,000 per share. In January 1994, the Company repurchased 1,000 shares of Series B Redeemable Preferred Stock due October 1998 for $750,000. The Series B Redeemable Preferred Stock ranks senior to the Company's common stock as to dividends and liquidation rights.

         The shares of Series C Redeemable Preferred Stock receive cumulative dividends equal to 6% per annum paid by the Company in arrears on a quarterly basis. The shares are non-voting and are redeemable by the Company after September 15, 1998 or by the holder after September 15, 2000, at the liquidation value of $1,000 per share. The Series C Redeemable Preferred Stock ranks senior to other preferred stock and to the Company's common stock as to dividends and liquidation rights.

         The shares of Series D Cumulative Convertible Exchangeable Preferred Stock (the "Series D Preferred Stock") receive cumulative dividends equal to 6 1/2% per annum ($0.8125 per share) which are paid by the Company on a quarterly basis. The shares of Series D Preferred Stock are redeemable at the option of the Company on or after June 1, 1999, in whole or in part, at the redemption prices ranging from 104.5% in 1999 to 100.0% in 2006, plus accrued and unpaid dividends to the redemption date. The Series D Preferred Stock is not subject to any scheduled mandatory redemption prior to its maturity. The Series D Preferred Stock will mature on May 31, 2007.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


         The Series D Preferred Stock is convertible at the option of the holder into shares of Class A Common Stock of the Company at any time prior to maturity at a conversion price of $45.51 per share (equivalent to a conversion rate of 1.0987 shares per $50 in Liquidation Preference of Series D Preferred Stock), subject to adjustment in certain events. The Series D Preferred Stock is exchangeable in full but not in part, at the Company's option on any dividend payment date, for the Company's 6 1/2% Convertible Subordinated Exchange Notes due 2007.

         In the event of a change of control, each holder of Series D Preferred Stock may require the Company to repurchase its Series D Preferred Stock, in whole or in part, at a repurchase price of 101% of the Liquidation Preference of the Series D Preferred Stock to be repurchased, plus accrued dividends to the repurchase date in cash. The Company may satisfy its repurchase obligation upon a change of control through the issuance of shares of Class A Common Stock (valued at 95% of the current market price.)

         The Series D Preferred Stock ranks senior to the Company's common stock as to dividends and liquidation rights.

NOTE 7 - SHAREHOLDERS' EQUITY

COMMON STOCK

         The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by stockholders, except (i) for the election of directors, (ii) with respect to any "going private" transaction between the Company and its Chairman, or any of his affiliates, and (iii) as otherwise provided by law. In November 1994, the Board of Directors approved the conversion of 73,266 shares of Class A Common Stock held by the Chairman and the President of the Company to Class B Common Stock. The conversion occurred on May 5, 1995. The holders of Class A and Class B Common Stock share ratably in all dividends and other distributions. At December 31, 1996, 1,064,936 shares of Class A Common Stock, authorized but unissued, are reserved for conversion of the Class B Common Stock. Shares of the Company's Class B Common Stock convert on a share per share basis into the same number of Class A Common Stock under certain circumstances.

         In December 1994, pursuant to a transfer, 1,071,429 shares of Class C Common Stock held by an affiliate of the Company were converted into Class A Common Stock. In connection with this conversion, the Company agreed to pay Sillerman Communications Management Corporation ("SCMC"), a corporation controlled by the Company's Chairman, a $1,000,000 fee based upon: (i) SCMC's negotiation of the transfer on behalf of the Company; (ii) SCMC's surrender of certain contractual rights and economic interests with respect to the transferred stock, which would otherwise block the stock transfer; (iii) the restatement, including significant favorable adjustments, of the registration rights agreement pursuant to which the transferred stock were originally issued; (iv) the obtaining the rights of first refusal with respect to subsequent transfers of the stock; (v) the Company's belief that the transfer will have a favorable effect on the market of the Company's Class A Common Stock and (vi) SCMC's assumption of certain legal costs of the transaction. The Company's Board of Directors may consider additional fees in the event that actual benefits to the Company from this transaction warrant additional compensation. This transaction was the subject of a Fairness Opinion from an independent investment banking firm. The Company charged paid-in capital for the $1,000,000 fee and for legal, accounting, and valuation services of $150,000 related to this transaction.

         In December 1995, 16,784 shares of non-voting Class C Common Stock were repurchased and retired by the Company for $459,000. In May 1996, 26,318 shares of Class A Common Stock and 143,874 shares of Class B Common Stock were repurchased from the Company's former President (Note 10).

         In July 1995, the Company completed an offering of 1,725,000 shares of its Class A Common Stock for $24.50 per share. The net proceeds of the offering were $39,166,000 after underwriting discounts, commissions and other costs of the offering. The net proceeds were utilized to repay senior indebtedness of $21,500,000 and to fund the Dallas Acquisition and a portion of the Charlotte Acquisition (Note 2).

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


SECURITIES ISSUED IN MMR MERGER

         The following MMR warrants and options issued and outstanding at the date of the merger were assumed by the Company and are now convertible into SFX shares:

                                                                     Securities #          MMR                              SFX
                                                                        of MMR           Exercise         # of SFX       Excercise
                            Securities                                  Shares            Price          Securities        Price
-------------------------------------------------------            ----------------    --------------   -----------    -----------
Underwriters warrants exercisable through July 22, 1998                 125,000           $9.10            37,288         $30.51

Class B warrants exercisable through March 22, 1999                     749,460           11.50           217,162         $38.55

Unit Purchase Options exercisable through March 22, 1999
(entitle the holder to purchase one share of MMR
Common Stock, one MMR Class A Warrant and one                           160,000        $7.75-$11.50        47,728     $25.98-$38.55
MMR Class B Warrant)

Stock options exercisable at various dates through                      305,000        $5.00-$10.50        90,982     $16.76-$35.20
November 22, 2006

Warrants issued to Huff Alternative Income Fund, L.P.
exercisable through March 31, 2005                                      728,000           $7.75           223,564         $25.98

        Each MMR warrant and option is exercisable for that number of shares of the Company's Class A Common Stock equal to the product of the number of MMR shares covered by the security times 0.2983 and the per share exercise price for the share of the Company's Class A Common Stock issuable upon the exercise of each warrant and option is equal the quotient determined by dividing the exercise price per share of the MMR shares specified for such security by 0.2983.

STOCK OPTIONS

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options, as opposed to the fair value accounting provided for under FAS Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123".)

        Under stock option plans adopted annually since 1993, stock options to acquire Class A Common Stock have been granted to certain officers, key employees and other key individuals who perform services for the Company. Options granted under these plans are generally granted at option prices equal to the fair market value of the Class A Common Stock on the date of grant. Terms of the options, determined by the Company, provided that the maximum term of each option shall not exceed ten years and the options become fully exercisable within five years of continued employment with the exception of certain options granted to executives which were fully vested upon issuance.

        At December 31, 1996, options outstanding had an average exercise price of $20.95 and expiration dates ranging from December 1, 2003 to December 17, 2006.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996




                                                                1996                 1995                 1994
                                                                ----                 ----                 ----
Options outstanding at beginning of year                            748,000               500,000               350,000
   Option price                                               $13.00-$21.25         $13.00-$13.50                $13.50
Options granted                                                     349,000               248,000               150,000
   Option price                                               $27.25-$33.75                $21.25                $13.00
Options repurchased                                                 187,000                     -                     -
   Option price                                               $13.00-$21.25                     -                     -
Options expired or canceled                                               -                     -                     -
Options outstanding at end of year                                  910,000               748,000               500,000
Option price                                                  $13.00-$33.75         $13.00-$21.25         $13.00-$13.50
Options exercisable at end of year                                  461,200               153,000               110,000

        Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 6.43% and 5.58%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.372; and a weighted-average expected life of the option of 7 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the impact on the pro forma results of operations in 1996 and 1995 may not be representative of the impact in future periods should additional options be granted. The Company's pro forma information follows (in thousands except for loss per share information):

                                            1996               1995
                                       ------------        --------
   Pro forma net loss applicable
      to common stockholders             $   (59,792)      $  (4,899)
   Pro forma loss per common share:      $     (7.91)      $   (0.74)

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


NOTE 8 - INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 is summarized in thousands as follows:

                             1996             1995              1994
                      ------------------- ---------------- -----------------
   Current
     Federal............  $          --    $          --     $          65
     State..............          1,190               --               100
                          --------------- ---------------- -----------------
                                  1,190               --               165
                          --------------- ---------------- -----------------

   Deferred
     Federal............             --               --             1,170
     State..............           (710)              --               139
                          --------------- ---------------- -----------------
                                   (710)              --             1,309
                          --------------- ---------------- -----------------
                          $         480    $          --     $       1,474
                          =============    =============== ===============

         The Company files a consolidated tax return for federal income tax purposes. As a result of current losses, no federal tax provision was recorded for the year ended December 31, 1996. The current income tax expense recorded during 1996 is a result of current state and local income taxes in certain states where subsidiaries file separate tax returns. Deferred state tax benefit was recognized in 1996 attributable to the disposition of stations acquired in transactions in which associated deferred tax liabilities were recorded in purchase accounting. As a result of current losses and the deferred benefit associated with the losses, no current or deferred expense or benefit was recorded for the year ended December 31, 1995. The income tax expense recorded during 1994 reflects increases in the excess of the financial statement basis over tax basis in assets resulting from differences in amortization periods offset, in part, by the projected reversal of temporary differences within the carryforward period of available net operating losses.

          At December 31, 1996, the company had total net operating loss carryforwards of approximately $34,432,000 that will expire from 2003 through 2011, including net operating losses of acquired subsidiaries. Due to ownership changes related to the acquisition of subsidiaries, the utilization of approximately $10,603,000 of these losses is subject to various limitations.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                     1996              1995
                                                    ----------     ----------
    Deferred Tax Assets:
     Accounts receivable                           $      563         $  350
     Net operating loss carryforwards                  12,044          4,292
     Management Service Contract                        2,128             --
     Writedown of broadcast rights agreement               --            484
     Other reserves                                       646             --
     Capital loss/AMT carryforwards                        85            435
     Accrued bonuses and other compensation               912             57
                                                    --------------   --------
     Total deferred tax assets                         16,378          5,618
     Valuation allowance                               (5,623)        (2,883)
                                                    --------------   -------
    Net deferred tax assets                            10,755          2,735
     Deferred Tax Liabilities:
     Property, plant and equipment                       (372)          (354)
     Intangible assets                               (101,658)        (9,719)
     Other                                                (77)           (77)
                                                    --------------   --------
     Total deferred tax liabilities                  (102,107)       (10,150)
                                                    --------------   --------
    Net deferred tax liabilities                  $   (91,352)      $ (7,415)
                                                    ==============   ========

         The acquisition of Liberty Broadcasting and MMR resulted in the recognition of deferred tax liabilities of approximately $47,503,000 and $34,895,000, respectively, under the purchase method of accounting. These amounts

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


  were based upon the excess of the financial statement basis over the tax basis in assets, principally intangible assets. Liberty Broadcasting and MMR had pre-acquisition net operating losses of approximately $3,591,000 and $5,062,000, respectively. Due to the Washington Disposition, the full amount of Liberty Broadcasting, Inc.'s net operating losses were utilized in 1996. Of the $5,062,000, Multi-Market Radio, Inc's losses, a valuation allowance of approximately $643,000 has been recorded, as the ultimate utilization may be limited.

         The 1996, 1995 and 1994 effective tax rate varied from the statutory Federal income tax rate as follows (in thousands):

                                          1996         1995         1994
                                      ------------    -------     --------

  Income taxes at the
    statutory rate...................   $ (16,924)   $ (1,495)     $  1,125
  Effect of non-recurring
    and unusual charges .............       6,875          --            --
  Capital loss limitation............          --          --           332
  Valuation allowance................       9,859       1,434          (207)
  Effect of nondeductible
    amortization of intangibles .....         264         198           179
  Reversal of 1993 provision.........          --          --          (412)
  State and local income taxes
    (net of Federal benefit) ........         317        (145)          273
  Other..............................          89           8           184
                                       ----------   ---------    ------------
  Total..............................   $     480    $     --      $  1,474
                                       ==========   =========    ==========

  NOTE 9  - RELATED PARTY TRANSACTIONS

         Prior to April 1996, SCMC had been engaged by the Company from time to time for advisory services with respect to specific transactions. In April 1996, the Company and SCMC entered into the SCMC Termination Agreement, pursuant to which SCMC assigned to the Company its rights to receive fees payable by each of MMR and Triathlon to SCMC in respect of consulting and marketing services to be performed on behalf of such companies by SCMC, except for fees related to certain transactions pending at the date of such agreement, and the Company and SCMC terminated the arrangement pursuant to which SCMC performed financial consulting services for the Company. Upon consummation of the MMR Merger, SCMC's agreement with MMR was terminated. Prior to consummation of the MMR Merger, MMR paid an annual fee of $500,000 to SCMC and Triathlon paid SCMC an annual fee of $300,000 (which increased to $500,000 effective January 1, 1997). In addition, Triathlon has agreed to advance to SCMC an amount of $500,000 per year in connection with transaction-related services to be rendered by SCMC. However, if the agreement between SCMC and Triathlon is terminated or if an unaffiliated person acquires a majority of the capital stock of Triathlon the unearned fees must be repaid. Pursuant to the SCMC Termination Agreement, the Company has agreed to continue to provide consulting and marketing services to Triathlon until the expiration of their agreement on June 1, 2005, and not to perform any consulting or investment banking services for any person or entity other than Triathlon in the radio broadcasting industry or in any business which uses technology for the audio transmission of information or entertainment. In consideration of the foregoing agreements, the Company issued to SCMC warrants to purchase up to 600,000 shares of Class A Common Stock at an exercise price, subject to adjustment, of $33.75 (the market price at the time the financial consulting arrangement was terminated). The Company also forgave a $2.0 million loan made by the Company to SCMC, plus accrued and unpaid interest thereon. Pursuant to such agreement, the Chairman has agreed with the Company that he will supervise, subject to the direction of the Board of Directors, the performance of the financial consulting and other services previously performed by SCMC for the Company. During 1996, the Company received fees of $292,000 from MMR and $511,000 from Triathlon. In connection with this agreement, the Company had a $250,000 receivable from Triathlon at December 31, 1996.

         In 1996, the Company paid to SCMC advisory fees of $4.0 million in connection with the Liberty Acquisition, the Prism Acquisition, the Greenville Acquisition, the Jackson Acquisitions, the Greensboro Acquisition and the Raleigh-Greensboro Acquisition. In addition, the Company paid SCMC, on behalf of MMR, a non-refundable fee of $2.0 million for investment banking services provided to MMR in connection with the MMR Merger.

          None of the Pending Acquisitions or Pending Dispositions predate the SCMC Termination Agreement, and therefore no fees are payable to SCMC in respect of any Pending Acquisitions or Pending Dispositions.

         Prior to June 1996, the Company held a non-recourse note receivable from the Company's former President in the amount of $2,000,000 which was secured by 133,333 shares of Class B Common Stock. The note bore interest at 6% per annum. Interest income of $60,000 and $120,000 was accrued in 1996 and 1995 on the loan, respectively.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


  The loan and interest accrued were forgiven in June 1996 pursuant to an agreement with the former President and are included in non-recurring and unusual charges (Note 10).

          Through June 1996, the Company sublet office space in Austin, Texas on a month to month basis for certain management and accounting operations from Capstar, Inc, a related party, prior to the termination of the former president of the Company. The Company recorded rent expense related to this sublease of $40,000, $67,000 and $94,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         In January 1995, the Company paid a $1,000,000 fee to SCMC in connection with the transfer of shares of the Company's Class C Common Stock.

         During the last quarter of 1996, the Company consolidated all of its corporate office functions in New York. Prior to such time, the Company had an agreement with the Chairman related to the maintenance of the Company's New York Office whereby the Company reimbursed SCMC for certain office expenses and salaries for certain employees of SCMC who provided services on behalf of the Company. In addition certain of the Company's employees performed certain services for other entities affiliated with SCMC. In connection with SCMC Termination Agreement and the consolidation of the Company's Corporate Office in New York, SCMC employees who provided services on behalf of the Company became employees of the Company. Total reimbursements paid to SCMC for office expenses and salaries totaled approximately $1,082,000, $530,000 and $480,000 for the years ended December 31, 1996, 1995 and 1994. The reimbursements paid to SCMC in 1996 included $292,000 and $261,000 of fees paid by MMR and Triathlon, respectively, directly to SCMC following the effective date of the SCMC Termination Agreement. The timing of these payments during the year were such that the Company had advanced amounts to SCMC of up to $230,000 during the period. As of December 31, 1996, there are no amounts due to or from SCMC.

         The transactions above were not negotiated on an arms-length basis. Accordingly, each transaction was approved by the Company's Board of Directors, including the Company's independent directors, in accordance with the provisions relating to affiliate transactions in the Company's by-laws, bank agreements and Indenture, which provisions require a determination as to the fairness of the transactions to the Company.

         The Company's Executive Vice President, General Counsel and Director is Of Counsel to the law firm of Baker & McKenzie. Baker & McKenzie serves as counsel to the Company in certain matters. Baker & McKenzie compensates the executive based, in part, on the fees it receives from providing legal services to the Company and other clients originated by the executive. The Company paid Baker & McKenzie $4,886,000, $793,000 and $95,000 for legal services during 1996, 1995 and 1994, respectively.

  Also, see Notes 2, 7, and 10.

  NOTE 10 - NON-RECURRING AND UNUSUAL CHARGES, INCLUDING ADJUSTMENTS TO BROADCAST RIGHTS AGREEMENT

         The Company recorded non-recurring and unusual charges of $28,994,000 in 1996 which consisted primarily of payments in excess of the fair value of stock repurchased totaling $12,461,000 to the company's former President and the reserve by the Company of $2,330,000 relating to the loan and accrued interest to the Company's former President, $5,586,000 related to the SCMC Termination Agreement (Note 9), $4,575,000 for the repurchase of options and rights to receive options held by the Chief Operating Officer, and a charge of $1,600,000 related to the termination of the Company's contractual four-year broadcast rights of Texas Rangers baseball and an adjustment in the value of the contract for the 1996 season. In 1995, the Company recorded a $5 million charge related to the write down in value of the Company'sTexas Rangers Rangers broadcast rights.

  NOTE 11 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into various operating leases, broadcast rights agreements and employment agreements. Total rent expense was $1,160,000, $1,506,000 and $2,903,000 for the years ending December 31, 1994,
  1995 and 1996, respectively. The Company has entered into employment agreements with certain officers and other key employees. Expenses under the contracts approximated $9,523,000 for the year ended December 31, 1996. Future minimum payments in the aggregate for all noncancelable operating leases including broadcast rights agreements and employment agreements with initial terms of one year or more consist of the following at December 31, 1996 (in thousands):

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


                                      Operating      Employment
                                        Leases       Agreements
                                      -----------   -------------

        1997                          $     6,567     $   12,777
        1998                                4,908          9,448
        1999                                4,341          6,854
        2000                                2,300          2,926
        2001                                1,769            967
        2002 and thereafter                 4,153             --
                                      --------------  ----------
                                      $    24,038     $   32,972
                                      ===========     ==========

        Future minimum payments in the aggregate for all noncancelable capital leases with initial terms of one year or more consist of the following at December 31, 1996 (in thousands):

                                                              Capital
                                                               Leases
                                                            ----------
        1997                                                $    179
        1998                                                     141
        1999                                                      63
        2000                                                      17
        2001                                                       4
        2002 and thereafter                                       --
                                                            ---------
        Total minimum lease payments                             404
        Less: amount representing interest                       (50)
                                                            ---------
        Present value of future minimum lease payments           354
        Less: current portion                                   (150)
                                                            ---------
        Long-term capital lease obligations                 $    204
                                                            ========

        Pursuant to an agreement between the Company and the Company's Chief Operating Officer, the Executive's employment may be terminated by either party during the one-month period commencing on November 22, 1997 upon 30 days' written notice. If his employment agreement is terminated, the Executive will receive a payment of $1,250,000 pursuant to the provisions of his employment agreement which are currently deferred, of which $800,000 has been accrued at December 31, 1996, and the Company will purchase all of his outstanding options under the Company's stock option plans for an amount equal to the difference between (x) the number of such options multiplied by the respective exercise price of such options and (y) the number of such options multiplied by the greater of $40.00 and the average trading price of a share of Class A Common Stock during the 20 days prior to five days before the effective date of the termination of the employment agreement. In the event that the Company is required to purchase the Executive's options, based upon a repurchase price of $40.00 per share, the Company would make a payment to the Executive of approximately $3,250,000. If the employment contract is terminated and the stock options repurchased, the Company would record a charge to earnings equal to the amount paid for the options.

        The Company is the subject of various claims and litigation principally in the normal course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse impact on the consolidated financial statements (Note 2).

  NOTE 12 - DEFINED CONTRIBUTION PLAN

        The Company sponsors a 401(k) defined contribution plan in which most of its employees were eligible to participate. The Plan presently provides for discretionary employer contributions. The Company contributed $17,000 in 1994 but made no contributions in 1995 or 1996.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


  NOTE 13 - SUBSEQUENT EVENTS

        1997 Preferred Stock Offering. In February 1997, the Company sold 2,250,000 shares of 12 5/8% Series E Cumulative Exchangeable Preferred Stock. The Company raised approximately $215.0 million, net of expenses. The Company used a portion of the proceeds to repay the outstanding balance under the New Credit Agreement and will use the remaining balance to finance current and future acquisitions.

        1997 Acquisitions and Dispositions. In January 1997, the Company purchased Delsener/Slater Enterprises, a concert promotion company based in New York City, for aggregate consideration of approximately $24.0 million. Of this amount, $3.0 million is to be paid, without interest, over five years, and $1.0 million is to be paid, without interest, over ten years. The deferred payments are subject to acceleration in certain circumstances. The primary source of funds for this acquisition was borrowings under the New Credit Agreement.

        Also in January 1997, the Company consummated the Albany Acquisition, pursuant to which it purchased one radio station operating in Albany, New York, for a purchase price of $1.0 million. The primary source of funds for this acquisition was borrowings under the New Credit Agreement.

        In February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut, for a purchase price of $25.5 million. The primary source of funds for this acquisition was proceeds from the Series E Preferred Stock Offering.

        In February 1997, the Company consummated the acquisition of radio stations KQUE-FM and KNUZ-AM in Houston, Texas, for a purchase price of approximately $43 million. The primary source of funds for this acquisition was proceeds from the Series E Preferred Stock Offering.

        In March 1997, the Company completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million receivable in installments over a five year period (present value approximately $4.3 million). As these stations were acquired in November 1996 pursuant to the MMR Merger, no gain or loss will be recognized on the transaction.

        Also in March 1997, the Company consummated the acquisition of certain companies which collectively own and operate the Meadows Music Theater in Hartford, Connecticut for $1 million in cash, shares of SFX Class A Common Stock with a value of approximately $9 million, which is callable by the Company under certain circumstances, and the assumption of approximately $14 million of debt.

        Pending Acquisitions and Dispositions. In October 1996, the Company entered into an agreement, as amended, with Secret Communications Limited Partnership ("Secret Communications"), pursuant to which the Company agreed to acquire substantially all of the assets used in the operation by Secret Communications of seven radio stations located in Indianapolis, Indiana and Pittsburgh, Pennsylvania (the "Secret Acquisition"). Two of the radio stations operating in Pittsburgh are not yet owned by Secret Communications but are anticipated to be acquired prior to the consummation of the Secret Communications Acquisition, and Secret Communications currently provides programming and sells advertising on these stations pursuant to an LMA. The purchase price of the acquisition is $255.0 million, of which the Company has paid a $10.0 million deposit and segregated $5.0 million pursuant to a letter of credit to secure its obligations under the purchase agreement. The agreement provides the Company the right to acquire the Indianapolis stations, prior to the acquisition of the Pittsburgh stations, for $127.5 million

        In addition, pursuant to separate agreements, the Company has also agreed to: (i) acquire substantially all of the assets of four radio stations operating in Richmond, Virginia, where the Company currently owns one station (the "Richmond Acquisition"); (ii) exchange one radio station operating in Washington, D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange"); (iii) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment (the "Chancellor Exchange"); (iv) exchange one radio station in Pittsburgh, Pennsylvania, which the Company is acquiring from Secret Communications, and $20 million in cash for one radio station in Charlotte, North Carolina where the Company currently owns two stations (the "Charlotte Exchange"); (v) pursuant to a letter of consent, acquire Sunshine Promotions, Inc ("Sunshine"), a concert promotion company based in Indianapolis, Indiana, and certain related companies, for approximately
  $59 million, consisting of $50 million in cash at closing, $2 million in cash payable over 5 years, shares of Class A Common Stock issuable over a two year period with a maximum value of approximately $4 million and the assumption of approximately $3 million of debt (the "Sunshine Acquisition"); and (vi) acquire two radio stations operating in Pittsburgh, Pennsylvania and two in Milwaukee, Wisconsin for $35.0 million

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


  (the "Hearst Acquisition"); and (vii) sell one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition"). The Company intends to finance the Secret Acquisition, the Richmond Acquisition; the Charlotte Exchange, the Sunshine Acquisition and the Hearst Acquisition from cash on hand (approximately $105.0 million as of March 28, 1997), proceeds from the Chancellor Exchange, and the Little Rock Disposition, borrowings under the Credit Agreement and other financing sources which the Company is currently evaluating. Based on discussions with its commercial and investment bankers, the Company believes that the financing to complete such acquisitions will be available on acceptable terms. If the Company is unable to consummate such acquisitions because of its failure to obtain financing or for any other reason, it may forfeit deposits up to an aggregate amount of approximately $22 million.

                    SFX Broadcasting, Inc. and Subsidiaries

                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)



                                            ADDITIONS
                                             CHARGED
                               BALANCE AT   TO COSTS                               BALANCE AT
                               BEGINNING       AND                                  END OF
      DESCRIPTION               OF YEAR     EXPENSES   DEDUCTIONS   ACQUISITIONS     YEAR
      -----------               -------     --------   ----------   ------------  -----------
 Allowance for doubtful
  accounts:
  1994.......................   $631         $405          $375           $--          661
  1995.......................    661          658           519           122          922
  1996.......................    922          922           528           304        1,620