Form 10-Q
period 1997-03-31
SFX BROADCASTING INC
filed 1997-05-15
CIK 908612

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to ______________________

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

Yes    [X]        No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 1997, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 8,333,865 and 1,047,037, respectively.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1997



PART I        FINANCIAL INFORMATION                                        Page

Item 1.       Financial Statements

              Consolidated Balance Sheets at March 31, 1997 (unaudited)
              and December 31, 1996...........................................3

              Consolidated Statements of Operations for Three Months Ended
              March 31, 1997 and 1996 (unaudited).............................5

              Consolidated Statements of Cash Flows for Three Months Ended
              March 31, 1997 and 1996 (unaudited).............................6

              Notes to Consolidated Financial Statements (unaudited)..........7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................9


PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...............................17

SIGNATURES...................................................................20

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                       March 31,        December 31,
                                                                                         1997                1996
                                                                                      ----------       -------------
                                                                                     (Unaudited)            (Note)
ASSETS
Current Assets:
Cash and cash equivalents....................................................      $      110,271     $        10,601
Cash pledged for letters of credit and restricted cash ......................               6,676              20,000
Accounts receivable less allowance for doubtful accounts of  $1,722 in
    1997 and $1,620 in 1996..................................................              43,480              47,275
Asset under contract for sale................................................               4,100               8,352
Other current assets.........................................................               5,525               2,461
                                                                                   ---------------    ----------------
       Total current assets..................................................             170,052              88,689
                                                                                   ---------------    ----------------

Property and Equipment:
                                                                                   ---------------    ----------------
Land                                                                                        6,491               6,791
Buildings and improvements...................................................              36,219              11,485
Equipment and furniture......................................................              59,054              54,736
                                                                                          101,764              73,012
Less accumulated depreciation and amortization ..............................             (12,366)            (10,192)
                                                                                   ---------------    ----------------
       Net property and equipment............................................              89,398              62,820

Intangible Assets:
Broadcast licenses...........................................................             627,315             558,640
Goodwill ....................................................................             135,095              98,165
Deferred financing costs.....................................................              20,615              19,504
Other      ..................................................................               4,837               4,727
                                                                                   ---------------    ----------------
                                                                                          787,862             681,036
Less accumulated amortization................................................             (22,265)            (16,933)
                                                                                   ---------------    ----------------
       Net intangible assets.................................................             765,597             664,103

Deposits and other payments for pending acquisitions.........................              36,700              31,692
Notes receivable from officers ..............................................               2,836                  --
Other assets.................................................................              15,539              12,023
                                                                                   ---------------    ----------------

                                                                                   ---------------    ----------------
TOTAL ASSETS.................................................................      $    1,080,122     $        859,327
                                                                                   ===============    ================





Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See accompanying notes to consolidated financial statements

                   SFX BROADCASTING, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                     March 31,          December 31,
                                                                                       1997                 1996
                                                                                    -----------        -------------
                                                                                   (Unaudited)             (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable.............................................................. $         8,476      $        10,921
Accrued expenses..............................................................          23,097               21,913
Accrued interest and dividends................................................          24,557                7,111
Current portion of long-term debt and capital lease obligations...............           1,096                  381
                                                                               ----------------     ----------------
       Total current liabilities..............................................          57,226               40,326

Deferred income taxes payable ................................................         102,254               91,352
Long-term debt and capital lease obligations, less current portion............         465,634              481,079
       Total liabilities......................................................         625,114              612,757

Redeemable preferred stock ...................................................         367,359              152,053

Commitments and contingencies

Shareholders' Equity :
Class A voting common stock, $.01 par value; 100,000,000 shares authorized;
   8,360,183 issued and 8,333,865 outstanding at March 31,
   1997 and 8,063,348 outstanding at December 31, 1996 .......................              83                   81
 Class B voting convertible common stock, $.01 par  value;  10,000,000 shares authorized; 1,190,911 issued and 1,047,037 outstanding at March
   31, 1997 and December 31, 1996.............................................              12                   12
Additional paid-in capital....................................................         183,484              183,866
Treasury Stock; 170,192 shares................................................          (6,393)               (6,393)
Accumulated deficit...........................................................         (89,537)              (83,049)
                                                                               ----------------     ----------------
       Total shareholders' equity.............................................          87,649                94,517
                                                                               ----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................... $    1,080,122       $        859,327
                                                                               ================     ================


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                                        Three Months Ended March 31,
                                                                                  -------------------------------------

                                                                           `            1997                   1996
                                                                                  ---------------    ------------------
Radio broadcasting revenue......................................................  $        50,994    $          22,405
Less: agency commissions........................................................            6,003                2,605
                                                                                  ---------------    -----------------
       Net radio broadcasting revenue...........................................           44,991               19,800
Concert promotion revenue.......................................................            7,789                   --
                                                                                  ---------------    -----------------
       Total net revenue........................................................           52,780               19,800

Radio station operating expenses................................................           29,916               14,056
Concert promotion operating expenses............................................            7,738                   --
Depreciation, amortization, duopoly integration costs and acquisition
   related costs................................................................            8,145                2,299
Corporate expenses..............................................................            1,893                1,210
Corporate expenses: non-cash stock compensation.................................              156                   --
                                                                                  ---------------    -----------------
       Operating income.........................................................            4,932                2,235

Investment income...............................................................           (1,680)                (164)
Interest expense................................................................           12,815                3,384
                                                                                  ---------------    -----------------
       Loss before income taxes.................................................           (6,203)                (985)
Income tax expense..............................................................              285                   --
                                                                                  ---------------    -----------------
       Net loss.................................................................           (6,488)                (985)
Redeemable preferred stock dividends and accretion..............................            7,952                  136
                                                                                  ---------------    -----------------
       Net loss applicable to common stock......................................  $       (14,440)  $           (1,121)
                                                                                  ===============   ==================

       Net loss per common share................................................  $         (1.58)  $            (0.15)
                                                                                  ===============   ==================
Weighted average common shares outstanding......................................        9,161,433            7,458,215




          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      Three Months Ended March 31,
                                                                                  ------------------------------------

                                                                                        1997                1996
                                                                                  ----------------    ----------------

OPERATING ACTIVITIES:
Net loss........................................................................  $        (6,488)    $          (985)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Depreciation and amortization................................................            7,845               2,022
   Interest on receivables from related parties and officers....................              (36)                (79)
Changes in assets and liabilities, net of amounts acquired:
   Decrease in accounts receivables.............................................            5,816               1,229
   Increase in other assets.....................................................           (1,859)             (1,788)
   Decrease in accounts payable, accrued expenses and other liabilities.........           (8,656)                 --
   Increase (decrease) in accrued interest .....................................           12,002              (2,020)
   Decrease in deferred income..................................................              751                  --
                                                                                  ---------------      --------------
     Net cash provided by (used in) operating activities........................            9,375              (1,621)
INVESTING ACTIVITIES:
   Deposits and other payments for pending acquisitions.........................          (14,545)               (300)
   Purchases of radio stations and concert promotion businesses, net of cash
      acquired..................................................................          (86,257)            (22,487)
   Proceeds from sale of radio station..........................................              350                  --
   Purchases of property and equipment..........................................           (2,785)               (351)
   Proceeds from sale of property and equipment.................................              367                  --
   Loans to officers............................................................           (2,800)                 --
   Increase in other intangibles................................................               --              (2,055)
                                                                                  ---------------      --------------
     Net cash used in investing activities......................................         (105,670)            (25,193)
FINANCING ACTIVITIES:
   Additions to debt issuance costs.............................................              (52)                 --
   Proceeds from senior and subordinated debt...................................           20,000              18,500
   Payments on senior loans, capital lease obligations and subordinated debt....          (50,152)               (165)
   Net proceeds from sale of preferred stock....................................          215,258                  --
   Proceeds from exercise of warrants...........................................               46                  --
   Dividends paid on preferred stock............................................           (2,459)                (65)
                                                                                  ---------------      ---------------
     Net cash provided by financing activities..................................          182,641              18,270

Net increase in cash and cash equivalents.......................................           86,346              (8,544)
Cash and cash equivalents at beginning of period................................           30,601              11,893
                                                                                  ---------------      ---------------
Cash and cash equivalents at end of period......................................  $       116,947      $        3,349
                                                                                  ===============      ===============

Supplemental disclosure of cash flow information Cash paid during the period for:
   Interest.....................................................................  $           814      $        5,404
   Income taxes.................................................................  $         1,441      $           40

Supplemental disclosure of noncash financing activities:
   Issuance of 250,838 shares of Class A Common Stock and assumption of $15.4 million of debt in connection with the Meadows Acquisition.


          See accompanying notes to consolidated financial statements






                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         Information with respect to the three months ended March 31, 1997 and 1996 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation
S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of SFX Broadcasting, Inc. (the "Company" or "SFX"), for the periods presented.

         The results of operations for the three month period are not necessarily indicative of the results of operations for the full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         In February 1997, the FASB issued Statement No. 128 (SFAS 128),
"Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
Management does not anticipate that the effect of adopting this new standard will have a material impact on the calculation of the Company's net earnings or loss per share.

NOTE 2 - RECENTLY COMPLETED ACQUISITIONS AND DISPOSITIONS

         Radio Broadcasting. In January 1997, the Company purchased one radio station operating in Albany, New York, (the "Albany Acquisition") for a purchase price of $1.0 million.

         In February 1997, the Company acquired radio stations KQUE-FM and KNUZ-AM in Houston, Texas (the "Houston Acquisition"), for a purchase price of $42.9 million, including fees and expenses plus certain contingent payments of up to $750,000.

         Also, in February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut (the "Hartford Acquisition"), for a purchase price of $25.9 million, including fees and expenses.

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, (the "Washington Station") for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period
(present value of approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like kind assets. The contract for the sale of the Myrtle Beach stations was in place prior to the merger with Multi-Market Radio, Inc. ("MMR"). No gain or loss was recognized on these transactions.

         Concert Promotion. In January 1997, the Company purchased
Delsener/Slater Enterprises, Ltd ( "Delsener/Slater"), a concert promotion company based in New York City, for an aggregate consideration of approximately $26.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years, and $1.0 million to be paid, without interest, over ten years (the "Delsener/Slater Acquisition"). The deferred payments are subject to acceleration in certain circumstances.

         In March 1997, Delsener/Slater consummated the acquisition of certain companies which collectively own and operate the Meadows Music Theater in Hartford, Connecticut (the "Meadows Acquisition") for $0.9 million in cash, shares of SFX Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt.

         For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method, with the aggregate purchase price allocated to the tangible and identifiable intangible assets based upon current estimated fair market values. The allocation resulted in an excess of costs over estimated fair value of identifiable net assets acquired of approximately $42,679,000, $36,415,000, $21,580,000 and $932,000 for the
Houston Acquisition, the Hartford






Acquisition, the Delsener/Slater Acquisition and the Albany Acquisition, respectively, in 1997. The assets and liabilities of these acquisitions and the results of their operations for the period from the date of acquisition have been included in the accompanying consolidated financial statements.

NOTE 3 - OTHER RECENT TRANSACTIONS

         Preferred Stock Offering, Note Offering. On January 23, 1997, the
Company completed the sale of $225.0 million of Series E Cumulative
Exchangeable Preferred Stock ("Series E Preferred Stock"). Dividends on the
Series E Preferred Stock accrue at the rate of 12 5/8% per annum and are payable on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2002, in cash or additional shares of Series E Preferred Stock. Subject to certain conditions, the shares of the Series E Preferred Stock are exchangeable in whole or in part on a pro rata basis, at the option of the Company, on any dividend payment date, for the Company's 12 5/8% Senior Subordinated Exchangeable Debentures due 2006. The
Company is required, subject to certain conditions, to redeem all of the Series E Preferred Stock outstanding on October 31, 2006.

         Note Receivable From Officer. The Company entered into a new employment agreement with Robert F.X. Sillerman, the Company's Executive
Chairman, effective January 1, 1997. Pursuant to the terms of the employment agreement, the Company made a $2.5 million loan to Mr. Sillerman. The loan is a full-recourse obligation of Mr. Sillerman and bears interest. Mr. Sillerman has indicated his intention to use a portion of the proceeds from the loan to acquire additional common equity in the Company.

NOTE 4 - PENDING ACQUISITIONS AND DISPOSITIONS

         Pending Acquisitions and Dispositions. In October 1996, the Company entered into an agreement, as amended, with Secret Communications Limited
Partnership ("Secret Communications"), pursuant to which the Company agreed to acquire substantially all of the assets used in the operation by Secret
Communications of seven radio stations located in two markets (Indianapolis, Indiana and Pittsburgh, Pennsylvania) (the "Secret Communications
Acquisition"). Two of the radio stations operating in Pittsburgh are not yet owned by Secret Communications but must be acquired prior to the consummation of the Secret Communications Acquisition, and Secret Communications currently provides programming and sells advertising on these stations pursuant to an local Marketing agreement ("LMA"). The purchase price of the acquisition is $255.0 million, of which the Company paid a $10.0 million deposit and segregated $5.0 million pursuant to a letter of credit to secure its obligations under the purchase agreement. The agreement permitted the Company to close on the acquisition of the Indianapolis stations, prior to the acquisition of the Pittsburgh stations, for a payment of $127.5 million.
Pursuant to this agreement, the Company acquired the Indianapolis stations on April 1, 1997.

         In addition, pursuant to separate agreements, the Company has also agreed to: (i) acquire substantially all of the assets of four radio stations operating in Richmond, Virginia, where the Company currently owns one station, for $40.4 million (the "Richmond Acquisition"); (ii) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million (the "Chancellor
Exchange"); (iii) exchange one radio station in Pittsburgh, Pennsylvania, which the Company is acquiring from Secret Communications and $20.0 million in cash for one radio station in Charlotte, North Carolina and a radio network where the Company currently owns two stations (the "Charlotte
Exchange"); (iv) pursuant to a letter of intent, acquire Sunshine Promotions, Inc., a concert promotion company based in Indianapolis, Indiana, and certain related companies, for approximately $59.0 million consisting of $50.0 million in cash at closing, $2.0 million in cash payable over 5 years, shares of Class
A Common Stock issuable over a two year period with a maximum value of approximately $4.0 million and the assumption of approximately $3.0 million of debt (the "Sunshine Acquisition") ; (v) acquire two radio stations operating in Pittsburgh, Pennsylvania and two in Milwaukee, Wisconsin for $35.0 million
(the "Hearst Acquisition"); (vi) pursuant to a letter of intent, sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for a minimum consideration of $60.0 million (the "Jackson and Biloxi Disposition");
and (vii) pursuant to a letter of intent, exchange two radio stations in Wichita, Kansas and one radio station in Daytona Beach, Florida for three radio stations in Greenville, South Carolina where the Company currently owns four stations (the "Greenville Exchange"). The aggregate purchase price of these acquisitions, net of dispositions, is approximately $77.4 million, of which the Company has deposited $9.6 million in escrow to secure its obligations under these agreements. The Company expects to record a material gain on the Jackson and Biloxi Disposition.








         Also, in April 1997, the Company sold one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition") to Triathlon
Broadcasting Company, a related party. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit by the Company since 1996. No gain or loss was recorded on the transaction.

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

GENERAL

         The Company currently owns and operates, provides programming to or sells advertising on behalf of 73 radio stations located in 23 markets.
Following completion of the pending acquisitions and the pending dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 72 radio stations located in 20 markets.

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. Broadcast
Cash Flow is defined as net revenues less station operating expenses. Although
Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

         The primary source of the Company's revenue is the sale of advertising time on its radio stations. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

         The Company's revenues are primarily affected by the advertising rates its radio stations can obtain in the face of competition from radio and other media. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels
(and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local competitive conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash.
The Company seeks to minimize its use of such agreements. The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. For the three months ended March 31, 1997, approximately 79% of the Company's revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

         The radio broadcasting industry is highly competitive and the Company's stations are located in highly competitive markets. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with other FM and AM radio stations, as well as with other media, including newspapers and television, within their respective markets. The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. In addition, certain of the Company's stations compete, and in the future other stations may compete, with groups of stations in a market operated by a single operator. As a result of the Telecommunications Act of 1996 (the "Telecom Act"), the radio broadcasting industry has become increasingly consolidated, resulting in the existence of radio broadcasting companies which are significantly larger, with greater financial resources, than the Company. Furthermore, the Telecom Act will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase current audience ratings and advertising revenue market share. The Company's stations also compete with other advertising media such as newspapers, television, magazines, billboard advertising, transit advertising and direct mail advertising. Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. The Company cannot predict the effect, if any, which these new technologies may have on the radio broadcasting industry.

         In addition to its radio station operations, in the first quarter of 1997, the Company, through completed and pending acquisitions, became one of the leading promoters of music concerts and other entertainment events. The
Company anticipates that the primary source of revenues from its concert promotion activities will be from the sale of tickets at events which the Company promotes. The Company anticipates that the most significant expenses with respect to its concert promotion activities will be talent and other expenses associated with producing an event. The booking of talent in the concert promotion business generally involves contracts for limited engagements often involving a small number of performances. The Company believes that the concert promotion business is highly competitive, and will compete with other live entertainment, including sports activities as well as the electronic entertainment industry.

         The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's radio operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods. The Company anticipates that the second and third quarters will reflect the highest revenues from the Company's concert promotion activities.

Results of Operations

         The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition and disposition activity. The major acquisitions in 1996 and 1997, all of which have been accounted for using the purchase method of accounting, and major dispositions were as follows:

         1996 Acquisitions and Dispositions: In February 1996, the Company acquired substantially all the assets of WTDR-FM and WLYT-FM in Charlotte, North Carolina ( the " Charlotte Acquisition"). In June 1996, the Company acquired substantially all of the assets of WROQ-FM, Greenville, South
Carolina (the "Greenville Acquisition"), and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM
(formerly WWWB-AM), each operating in Greensboro, North Carolina (the
"Raleigh-Greensboro Acquisition").

         The Company acquired from Prism Radio Partners, LP pursuant to the
Prism Acquisition (i) substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas, in July
1996, and (ii) substantially all of the assets of three radio stations operating in Louisville, Kentucky, in September 1996. In October 1996, the
Company sold the Louisville stations (the "Louisville Disposition")
(collectively, the "Prism Acquisition").

         In July 1996, the Company acquired Liberty Broadcasting, Inc., a privately-held radio broadcasting company which owned and operated or provided programming to or sold advertising on behalf of 14 FM and six AM radio stations located in six markets: Washington, DC/Baltimore, Maryland;
Nassau-Suffolk, New York; Providence, Rhode Island; Hartford,






Connecticut; Albany, New York and Richmond, Virginia (the "Liberty
Acquisition"). In July 1996, the Company sold three of the Liberty Stations operating in the Washington, DC/Baltimore, Maryland market ("the Washington
Dispositions".)

         In July 1996, the Company acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi and in August 1996, the Company acquired substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson and Mississippi ( collectively, the "Jackson Acquisitions").

         In October 1996, the Company sold radio station KTCK-AM, Dallas,
Texas (the "Dallas Disposition").

         In November 1996, the Company acquired Multi-Market Radio, Inc.
("MMR"), a radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of sixteen FM stations and one AM station located in eight markets: New Haven, Connecticut; Hartford, Connecticut; Springfield/ Northampton, Massachusetts; Daytona Beach, Florida;
Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little
Rock, Arkansas ( the "MMR Merger"). Of the seventeen stations, MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas (the "MMR Dispositions").
MMR also did not renew its joint sales agreement ("JSA") with one station operating in Augusta, Georgia and its local marketing agreement ("LMA") with one station operating in Myrtle Beach, South Carolina.

         In December 1996, the Company acquired WHSL-FM operating in
Greensboro, North Carolina (the "Greensboro Acquisition").

         Also, in December 1996, the Company exchanged the assets of KRLD-AM, operating in Dallas, Texas, along with the Texas State Networks for the assets of KKRW-FM operating in Houston, Texas (the "Houston Exchange").

         The Charlotte Acquisition, the Greenville Acquisition, the
Raleigh-Greensboro Acquisition, the Prism Acquisition, the Liberty
Acquisition, the Washington Dispositions, the Jackson Acquisitions, the Dallas
Disposition, the MMR Merger, the Greensboro Acquisition and the Houston
Exchange are collectively herein referred to as the "1996 Acquisitions and Dispositions".

         1997 Acquisitions and Dispositions:

         Radio Broadcasting. In January 1997, the Company purchased one radio station operating in Albany, New York, (the "Albany Acquisition") for a purchase price of $1.0 million.

         In February 1997, the Company consummated the acquisition of radio stations KQUE-FM and KNUZ-AM in Houston, Texas (the "Houston Acquisition"), for a purchase price of $42.9 million, including fees and expenses.

         Also, in February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut (the "Hartford Acquisition"), for a purchase price of $25.9 million, including fees and expenses.

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, (the "Washington Station") for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period
(present value of approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like kind assets. The contract for sale of the Myrtle Beach stations was in place prior to the MMR Merger;
therefore, no gain or loss was recognized on these transactions.

         Concert Promotions. In January 1997, the Company purchased
Delsener/Slater Enterprises, Ltd ("Delsener/Slater"), a concert promotion company based in New York City, for an aggregate consideration of approximately $26.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years, and $1.0 million to be paid, without interest, over ten years (the "Delsener/Slater Acquisition"). The deferred payments are subject to acceleration in certain circumstances.

         In March 1997, the Company's wholly-owned subsidiary Delsener/Slater
Enterprises consummated the acquisition of certain companies which collectively own and operate the Meadows Music Theater in Hartford, Connecticut (the "Meadows Acquisition) for $0.9 million in cash, shares of the Company's Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt.









         The Albany Acquisition, the Houston Acquisition, the Hartford
Acquisition, the CBS Exchange, the Myrtle Beach Disposition, the
Delsener/Slater Acquisition, and the Meadows Acquisition, are collectively herein referred to as the "1997 Acquisitions and Dispositions".

         Results for the 1996 quarter included WLYT-FM and WTDR-FM, Charlotte, North Carolina, (the "Charlotte Stations") for which the Company had provided programming and sold advertising time pursuant to an LMA prior to the acquisition of such stations in March 1996; and WHSL-FM in Greensboro, North
Carolina for which the Company had sold advertising pursuant to a JSA beginning in the first quarter of 1996 quarter.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         The Company's total net revenue increased 167% to $52.8 million from $19.8 million, for the three months ended March 31, 1997 ("1997 quarter") and 1996 ("1996 quarter"), respectively, primarily as a result of the 1996
Acquisitions and Dispositions and the 1997 Acquisitions and Dispositions
(collectively the "Recent Acquisitions") which increased net revenues $31.7 million, including $7.8 million of concert promotion revenue. In addition, the net revenue at the Company's existing stations increased $1.3 million as a result of strong radio advertising, combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all radio stations owned and operated as of March 31, 1997 were owned for the periods reported, net radio broadcasting revenue would have increased approximately 11% from the 1996 quarter.

         Radio station operating expenses increased 113% to $29.9 million in the 1997 quarter from $14.1 million in the 1996 quarter primarily due to the inclusion of expenses of $14.9 million related to the Recent Acquisitions as discussed above and $951,000 of increased expenses at the Company's existing stations primarily related to increased advertising and promotion costs and higher variable costs related to the increase in net revenues. In addition, $7.7 million of concert promotion operating expenses were recorded in the 1997 quarter.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 254% to $8.1 million from $2.3 million in the 1996 quarter due to the inclusion of $4.9 million of depreciation and amortization related to the Recent Acquisitions and increased amortization related to debt issuance costs.

         Corporate, general and administrative expenses were $1.9 million and $1.2 million for the 1997 quarter and 1996 quarter, respectively. The increase reflects the growth in the Company's overall operations and its responsibility to perform services for Triathlon Broadcasting Company ("Triathlon"). As a percentage of total net revenue, corporate general and administrative expense declined from 6.1% to 3.6% from the comparable prior year period. The 1997 quarter corporate, general and administrative expenses are net of $625,000 of fees from Triathlon.

         Operating income was $4.9 million for the 1997 quarter as compared to operating income of $2.2 million for the 1996 quarter due to the results discussed above.

         Interest expense, net of investment income, increased 246% to $11.1 million from $3.2 million in the 1997 quarter, primarily due to interest on the $450.0 million in aggregate principal of the Company's 10 3/4% Senior
Subordinated Notes due 2006 issued in May 1996 (the "Note Offering").

         The Company recorded state income tax expense of $285,000 in the 1997 quarter and no federal or state income tax benefit or expense for the 1996 quarter. The Company did not recognize a federal tax benefit for losses in the 1997 and 1996 quarters based upon the expectation of recording a full valuation allowance for the full year loss, prior to giving effect to the pending acquisitions.

         The Company's net loss was $6.5 million for the 1997 quarter compared to a net loss of $985,000 for the 1996 quarter was due to the factors discussed above.

         Net loss applicable to common stock increased to $14.4 million in the 1997 quarter from $1.1 million in the 1996 quarter due to dividends on the Company's 6 1/2% Series D Cumulative Convertible Exchangeable Preferred Stock
(the "Series






D Preferred Stock") and the 12 5/8% Series E Cumulative Exchangeable Preferred
Stock (the "Series E Preferred Stock") issued in May 1996 and January 1997, respectively, and the increase in the net loss discussed above.

         Broadcast Cash Flow increased 162% to $15.1 million for the 1997 quarter from $5.7 million for the 1996 quarter. The increase was a result of the inclusion of cash flow from the Recent Acquisitions of $9.0 million as well as $372,000 of improved results at the Company's existing stations. On a same station basis, assuming all radio stations owned and operated as of March
31, 1997 were owned for the periods reported, Broadcast Cash Flow from radio would have increased approximately 27% from the 1996 quarter.

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

         Statement of Cash Flows. Net cash provided by operations for the quarter ended March 31, 1997 was $9.4 million as compared to cash used in operations of $1.6 million in the quarter ended March 31, 1996. The increase in 1997 as compared to 1996 was primarily attributable to improved Broadcast
Cash Flow and the increase in accrued interest on the 10 3/4% senior subordinated notes which is paid semi-annually in May and November.

         Net cash used in investing activities for the quarter ended March 31, 1997 was $105.7 million as compared to cash used in investing activities of $25.2 million in the quarter ended March 31, 1996. Cash used in investing activities in 1997 quarter related primarily to the, Albany, Houston, Hartford, Delsener/Slater and Meadows Acquisitions. Cash used in investing activities in the 1996 quarter related primarily to the Charlotte Acquisition.

        Net cash provided by financing activities for the quarter ended March
31, 1997 was $182.6 million as compared to cash provided by financing activities of $18.3 million in the quarter ended March 31, 1996. In the quarter ended March 31, 1997, cash provided by financing activities related primarily to $215.3 million of proceeds from the Company's public offering of its Series E Preferred Stock in January 1997 (the "Series E Preferred Stock
Offering") partially offset by the repayment of outstanding balances under the Company's $225.0 million senior credit facility (the "Credit Agreement").

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

        The primary sources of funds for the Charlotte Acquisition were proceeds from the Company's 1995 Public Offering of Common Stock (the "1995
Stock Offering") and funds available under the Company's senior secured credit facility for borrowings of up to $50.0 million (the "Old Credit Agreement").
The Greenville Acquisition, Raleigh-Greensboro Acquisition, Jackson
Acquisitions, Prism Acquisition, Liberty Acquisition and Greensboro
Acquisition were primarily funded with proceeds from the Note Offering and the Series D Preferred Stock offering. The MMR Merger was funded primarily with proceeds from the Note Offering, the Series D Preferred Stock offering and the Credit Agreement.

        In December 1996, the Company loaned to ABS Communications, LLC
("ABS") $14.5 million to finance the purchase by ABS of two radio stations operating in Richmond, Virginia, in connection with the Richmond Acquisition.
The Company has also paid a $2.0 million deposit to ABS pursuant to its agreement to purchase substantially all of ABS. The primary source of funds for this loan was borrowings under the Credit Agreement.

        1997 Acquisitions and Dispositions. In January 1997, the Company consummated the Delsener/Slater Acquisition, pursuant to which it purchased
Delsener/Slater, a concert promotion company based in New York City, for an aggregate consideration of approximately $23.6 million. In addition to this amount, $3.0 million is to be paid, without interest, over five years, and $1.0 million is to be paid, without interest, over ten years. The deferred payments are subject to acceleration in certain circumstances. The primary source of funds for this acquisition was borrowings under the Credit
Agreement.







        Also in January 1997, the Company consummated the Albany Acquisition, pursuant to which it purchased one radio station operating in Albany, New
York, for a purchase price of $1.0 million. The primary source of funds for this acquisition was borrowings under the Credit Agreement.

        In February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut, for a purchase price of $25.9 million, including fees and expenses. The primary source of funds for this acquisition was proceeds from the Series E Preferred Stock Offering.

        Also, in February 1997, the Company consummated the acquisition of radio stations KQUE-FM and KNUZ-AM in Houston, Texas, for a purchase price of approximately $42.9 million, including fees and expense, plus certain contingent payments of up to $750,000. The primary source of funds for this acquisition was proceeds from the Series E Preferred Stock Offering.

        In March 1997, the Company completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value of approximately $4.3 million). As these stations were acquired in November 1996 pursuant to the MMR
Merger, no gain or loss was recognized on the transaction.

        Also, in March 1997, the Company consummated the acquisition of certain companies which collectively own and operate the Meadows Music Theater in Hartford, Connecticut for $0.9 million in cash, shares of SFX Class A
Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt.

        In April 1997, the Company sold one radio station operating in Little
Rock, Arkansas (the "Little Rock Disposition") to Triathlon, a related party.
The station was sold for $4.1 million, of which $3.5 million had been held as a deposit.

        Pending Acquisitions and Dispositions. In October 1996, the Company entered into an agreement, as amended, with Secret Communications, pursuant to which the Company agreed to acquire substantially all of the assets used in the operation by Secret Communications of seven radio stations located in two markets (Indianapolis, Indiana and Pittsburgh, Pennsylvania). Two of the radio stations operating in Pittsburgh are not yet owned by Secret Communications but are anticipated to be acquired prior to the consummation of the Secret
Communications Acquisition, and Secret Communications currently provides programming and sells advertising on these stations pursuant to an LMA. The purchase price of the acquisition is $255.0 million, of which the Company has paid a $10.0 million deposit and segregated $5.0 million pursuant to a letter of credit to secure its obligations under the purchase agreement. The agreement permits the Company to close the acquisition of the Indianapolis stations, prior to the acquisition of the Pittsburgh stations, for a payment of $127.5 million. Pursuant to this agreement, the Company acquired the Indianapolis stations on April 1, 1997.

        In addition, pursuant to separate agreements, the Company has also agreed to: (i) acquire substantially all of the assets of four radio stations operating in Richmond, Virginia, where the Company currently owns one station for approximately $40.4 million (the "Richmond Acquisition"); (ii) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million (the
"Chancellor Exchange"); (iii) exchange one radio station in Pittsburgh, Pennsylvania, which the Company is acquiring from Secret Communications and $20.0 million in cash for one radio station in Charlotte, North Carolina where the Company currently owns two stations (the "Charlotte Exchange"); (iv) pursuant to a letter of intent, acquire Sunshine, a concert promotion company based in Indianapolis, Indiana, and certain related companies, for approximately $59.0 million consisting of $50.0 million in cash at closing
$2.0 million in cash payable over 5 years, shares of Class A Common Stock issuable over a two year period with a maximum value of approximately $4.0 million and the assumption of approximately $3.0 million of debt (the
"Sunshine Acquisition"); (v) acquire two radio stations operating in Pittsburgh, Pennsylvania and two in Milwaukee, Wisconsin for $35.0 million
(the "Hearst Acquisition"); (vi) pursuant to a letter of intent, sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for a minimum consideration of $60.0 million (the "Jackson and Biloxi Disposition");
and (vii) pursuant to a letter of intent, exchange two radio stations in Wichita, Kansas and one radio station in Daytona Beach, Florida for three radio stations in Greenville, South Carolina where the Company currently owns four stations (the "Greenville Exchange"). The aggregate purchase price of these acquisitions, net of dispositions, is approximately $77.4 million, of which the Company has deposited $9.6 million in escrow to secure its obligations under these agreements.







        The Company anticipates that it will consummate all of the pending acquisitions and dispositions as follows:



TRANSACTION                                         CASH PURCHASE (SALE)                     ANTICIPATED DATE OF
                                                   PRICE (1) (IN MILLIONS)                       CONSUMMATION
Secret Pittsburgh Acquisition                             $ 127.5                    2nd quarter 1997
Sunshine Promotions Acquisition                              52.0                    2nd quarter 1997
Chancellor Exchange                                         (11.0)                   2nd or 3rd quarter 1997
Richmond Acquisition                                         40.4                    2nd or 3rd quarter 1997
Charlotte Exchange                                           20.0                    2nd or 3rd quarter 1997
Hearst Acquisition                                           35.0                    3rd or 4th quarter 1997
Greenville Exchange                                           --                     4th quarter 1997
Jackson and Biloxi Disposition                              (60.0)                   1st quarter 1998

(1) Represents the gross cash sales or purchase price for the corresponding transaction. Certain of these amounts do not reflect amounts advanced or placed in escrow, payable over a period of time or payable in stock of the Company.

         The timing and completion of each of the above transactions are subject to a number of closing conditions, certain of which are beyond the Company's control. The pending acquisitions and the pending disposition are subject to the approval of the Federal Communications Commission (other than the Sunshine Acquisition) and the Company's lenders. Additionally, the Department of Justice Antitrust Division has indicated its intention to review matters related to the concentration of ownership within markets even when the ownership in question is in compliance with the provisions of the Telecom Act. While the Company believes that each of the pending acquisitions and the pending disposition does not substantially lessen competition, there can be no assurance that the Department of Justice Antitrust Division will not take a contrary position, which could delay or prevent the consummation of any of the pending acquisitions or require the Company to restructure its ownership in the relevant market or markets. In addition, the Sunshine Acquisition, the Jackson and Biloxi Disposition and the Greenville Exchange are subject to the execution of definitive acquisition agreements.

         The Company intends to finance the pending acquisitions from borrowings under the Credit Agreement, cash on hand and proceeds from the Chancellor Exchange, and the Jackson and Biloxi Disposition.

         Capital expenditures totaled $2,785,000 in the quarter ended March 31, 1997 as compared to $351,000 in the quarter ended March 31, 1996. Capital expenditures in 1997 included cash paid for broadcasting, computer and general operating equipment. The Company expects that capital expenditures in 1997 will substantially exceed historical levels due to the overall growth of the Company, one time costs associated with consolidating newly acquired radio stations into common facilities with existing stations and capital expenditures requirements of the Company's new concert promotion business.

         The Company is also required to make a payment of $1.0 million in 1997 to redeem the outstanding shares of Series B Preferred Stock.

         Sources of Liquidity. On November 22, 1996, the Company entered into the Credit Agreement, a senior revolving credit facility providing for borrowings of up to $225.0 million. Borrowings under the Credit Agreement may be used to finance permitted acquisitions, for working capital and general corporate purposes, and for letters of credit up to $20.0 million. The facility converts into a five-year term loan on September 30, 1998, with repayment due in quarterly installments commencing December 31, 1998, and with the final payment due September 30, 2003. The principal will be amortized by 5% in 1998, 15% in 1999, 20% in 2000, 20% in 2001, 22% in 2002 and 18% in
2003. Interest on the funds borrowed under the Credit Agreement is based on a floating rate selected by the Company of either (i) the higher of (a) the Bank of New York's prime rate and (b) the federal funds rate plus 0.5%, plus a margin which varies from 0.25% to 1.5%, based on the Company's then-current leverage ratio, or (ii) the LIBOR rate plus a margin which varies from 1.5% to 2.75%, based on the Company's then-current leverage ratio. The Company must prepay certain outstanding borrowings in advance of their scheduled due dates in certain circumstances. The Company must also pay annual commitment fees of 0.5% of the unutilized total commitments under the Credit Agreement. The Company's obligations under the Credit Agreement are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable, and are guaranteed by the Company's subsidiaries. As of May 15, 1997, the Company had outstanding borrowings under the Credit Agreement of $50.0 million. The Company has entered into a letter of intent to increase the size of the Credit Agreement to $300 million and to make certain other changes in the terms of the agreement. The letter of intent provides that the Company, at its option, and upon the approval of the lenders, may increase the size of the facility to $400 million at any time prior to June 30, 1999. The Company anticipates entering into a definitive credit agreement during the second quarter 1997 (the "Amended Credit Agreement").

         On January 23, 1997, the Company completed the sale of $225.0 million of Series E Preferred Stock. Dividends on the Series E Preferred Stock accrue at the rate of 12.625% per annum and are payable on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2000, in cash or additional shares of Series E Preferred Stock. The Company used $50.0 million of the net proceeds to repay borrowings under the Credit Agreement.

         Subject to certain conditions, the shares of Series E Preferred Stock are exchangeable in whole or in part on a pro rata basis, at the option of the Company, on any dividend payment date, for the Company's 12 5/8% Senior Subordinated Exchange Debentures due 2006. The Series E Preferred Stock is redeemable at the Company's option, in whole or in part, at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option and subject to certain conditions, redeem up to 50% of the aggregate of (i) the liquidation preference of the Series E Preferred Stock issued (whether initially issued or issued in lieu of cash dividends) less the liquidation preference of Series E Preferred Stock exchanged for Exchange Debentures and (ii) the principal amount of Exchange Debentures issued (whether issued in exchange for Series E Preferred Stock or in lieu of cash interest), with the net proceeds of one or more common equity offerings at a redemption price of 112.625% of the liquidation preference or principal amount, as the case may be. The Company is required, subject to certain conditions, to redeem all of the Series E Preferred Stock outstanding on October 31, 2006, at a redemption price equal to 100% of the liquidation preferences thereof, plus accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined therein), each holder of Series E Preferred Stock may require the Company to offer to purchase all of that holder's shares of Series E Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of purchase. The Series E Preferred Stock will rank junior to the Series D Preferred Stock and senior to all other outstanding classes or series of capital stock, with respect to dividend rights and rights on liquidation of the Company.

         The Company will require financing in addition to cash on hand in order to consummate the pending acquisitions, which the Company anticipates obtaining through borrowings under the Credit Agreement and proceeds from the Chancellor Exchange and the Jackson and Biloxi Disposition. However, it is anticipated that the Jackson and Biloxi Disposition will not be consummated prior to the closing of the pending acquisitions, if at all, and therefore, the Company will require financing in addition to the amounts available under the Credit Agreement. The Company anticipates that amounts available under the Amended Credit Agreement will be sufficient to fund the pending acquisitions.

         The Company is required to meet certain specified financial tests, such as total leverage and senior leverage ratios and pro forma interest expense, in order to borrow under the Credit Agreement and it is anticipated that the Amended Credit Agreement will contain similar requirements. The ability of the Company to meet such tests is dependent on the cash flow of the Company, giving effect to the consummation of the pending acquisitions and pending dispositions. There can be no assurance that the Company will be able to enter into the Amended Credit Agreement or that the Company will achieve the cash flow levels required under the Amended Credit Agreement (or the Credit Agreement) to obtain the financing necessary to fund the pending acquisitions. If the Company does not enter into the Amended Credit Agreement or is unable to borrow thereunder, there can be no assurance that it will be able to obtain the financing on terms comparable to the terms of the Amended Credit Agreement or on terms acceptable to the Company. If the Company is unable to consummate the pending acquisitions because of its failure to obtain financing, it may forfeit deposits, as of May 15, 1997, up to an aggregate amount of approximately $19.6 million.

         As a result of the foregoing, there can be no assurance as to when the pending acquisitions or the pending dispositions will be consummated or that they will be consummated on the terms described herein or at all.

         The Company expects that any additional acquisitions will be financed through funds generated from operations, cash on hand, funds which may be available under the Amended Credit Agreement and additional debt and equity financing. The availability of additional acquisition financing cannot be assured, and, depending on the terms of the proposed acquisition financing, could be restricted by the terms of the Amended Credit Agreement, the debt incurrence test under the Note Indenture, the Series D Preferred Stock and/or the Series E Preferred Stock.

         The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its debt (including the Notes and the Company's borrowings under the Credit Agreement or the Amended Credit Agreement), to make dividend payments on the Series D Preferred Stock and the Series E Preferred Stock and to redeem the Series B Preferred Stock, the

Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the radio stations to be acquired and the integration of these stations into the Company's operations. The Company's borrowings under the Credit Agreement (or the Amended Credit Agreement) will be, and other future borrowings may be, at variable rates of interest, which will result in higher interest expense in the event of increases in interest rates. There can be no assurance that the Chancellor Exchange or the pending dispositions will be consummated, that the Company will be able to borrow under the Credit Agreement (or the Amended Credit Agreement), that the Company's business will generate sufficient cash flow from operations, that anticipated improvements in operating results will be achieved or that future working capital borrowings will be available in an amount to enable the Company to service its debt, to make dividend, and redemption payments and to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of the Notes, or the aggregate liquidation preference of the Series E Preferred Stock and the Series D Preferred Stock prior to their maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of radio stations or otherwise for any such refinancing.

         Charges to Operations. Pursuant to an agreement between the Company and D. Geoffrey Armstrong, the Company's Chief Operating Officer (the "Armstrong Agreement"), Mr. Armstrong's employment may be terminated by either party during the one-month period commencing on November 22, 1997 upon 30 days' written notice. If his employment agreement is terminated, Mr. Armstrong will receive a payment of $1.2 million pursuant to the provisions of his employment agreement and the Company will purchase all of his outstanding options under the Company's stock option plans for an amount equal to the difference between (x) the number of such options multiplied by the respective exercise price of such options and (y) the number of such options multiplied by the greater of $40.00 and the average trading price of a share of Class A Common Stock during the 20 days prior to five days before the effective date of the termination of the employment agreement. In the event that the Company is required to purchase Mr. Armstrong's options, based upon a repurchase price of $40.00 per share, the Company will make a payment to Mr. Armstrong of approximately $3.2 million. Should the employment contract be terminated and the stock options be repurchased, the Company will record a charge to earnings equal to the amount paid for the options.

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

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits


3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on November 27, 1996).

3.2 By-laws, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-15469) filed with the Commission on November 21, 1996).

4.1 Form of Certificate of Designations for Series E Cumulative Exchangeable Preferred Stock (incorporated by reference to the Registration Statement on Form S-3 (Reg. No. 333-16995) filed with the Commission on November 27, 1996).

4.2 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6 1/2% Series D Cumulative Convertible Exchangeable Preferred Stock due May 31, 2007 (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 (Reg. No. 333-06553) filed with the Commission on June 21, 1996).

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

4.6 Common Stock Purchase Warrant, dated July 29, 1993 (incorporated by reference to Exhibit 10.38 to Form 10-KSB (Commission File No. 0-22486) for the year ended December 31, 1994).

4.7 Common Stock Purchase Warrants dated November 22, 1996 (incorporated by reference to Exhibit 4.2 to Form 8-K (Commission File No. 0-22080) filed with the Commission on November 27, 1996).

4.8 Assumption of Warrants dated November 22, 1996 (incorporated by reference to Exhibit 4.2 to Form 8-K (Commission File No. 0-22080) filed with the Commission on November 27, 1996).


10.1 Agreement of Merger, dated February 12, 1997, among the Company, NOC-Acquisition Corp., CADCO Acquisition Corp., QN-Acquisition Corp., Nederlander of Connecticut, Inc., Connecticut Amphitheater Development Corporation, QN Corp., Connecticut Performing Arts Partners and certain stockholders (incorporated by reference to Exhibit 10.51 to Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1996).

10.2 Amendment No. 1 to Asset Purchase Agreement, dated January 21, 1997, between Secret Communications Limited Partnership and the Company (incorporated by reference to Exhibit 10.52 to Form 10-K (Commission File No. 0- 22486) for the year ended December 31, 1996).

10.3 Letter of Intent, dated March 4, 1997, between the Company and Sunshine Promotions, Inc. (incorporated by reference to Exhibit
          10.53 to Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1996).

10.4 Employment Agreement between the Company and Michael G. Ferrel (incorporated by reference to Exhibit 10.54 to Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1996).

10.5 Fourth Supplemental Indenture, dated January 29, 1997, among Delsener/Slater Enterprises, Ltd., Delsener/Slater Enterprises, Inc., In House Tickets, Inc., Connecticut Concerts Incorporated, Ardee Festivals N.J., Inc., Ardee Productions, Ltd., Exit 116 Revisited, Inc., Dumb Deal, Inc., Broadway Concerts, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.55 to Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1996).

10.6* Consent and Amendment to the Second Amendment and Restated Credit Agreement, dated March 24, 1997, between the Company and the Lenders

10.7* Amendment No. 2 to Asset Purchase Agreement, dated April 1, 1997, between Secret Communications, Inc. Limited Partnership and the Company

10.8* Amended and Restated Employment Agreement between the Company and Robert F.X. Sillerman, dated as of January 1, 1997.

10.9* First Amendment to the Second Amended and Restated Credit Agreement, dated as of January 22, 1997, between the Company and its Subsidiaries and the Lenders.

11.1*     Statement regarding Calculation of Per Share Earnings.

27.1*     Financial Data Schedule.

----------------
* filed herewith

          (b)   Reports on Form 8-K

          On January 17, 1997, the Company filed a Form 8-K under Item 5 (Other Events) thereof, disclosing (i) a Supplement, dated January 17, 1997, to the Company's Prospectus dated December 10, 1996, (ii) an amendment to the asset purchase agreement with Secret Communications Limited Partnership, (iii) the agreement of the Company's compensation committee and independent directors to enter into a new employment agreement with Mr. Sillerman and the execution of an employment agreement with Mr. Ferrel, (iv) the termination of a joint sales agreement with Triathlon Broadcasting Company (v) the execution of three Supplemental Indentures with respect to the Company's 10 3/4% Senior Subordinated Notes due 2006, (vi) the consummation of certain acquisitions and dispositions, (vii) the execution of stock option agreement with Mr. Ferrel and (viii) the assumption of certain Class B Warrants from Multi-Market Radio, Inc.

          On January 21, 1997, the Company filed a Form 8-K under Item 5 (Other Events) thereof, disclosing certain financial information with respect to certain radio stations acquired from Secret Communications Limited Partnership.

          On January 22, 1997, the Company filed a Form 8-K under Item 5 (Other Events) thereof, disclosing a Supplement dated January 22, 1997, to the Company's Prospectus Supplement dated January 17, 1997, and Prospectus dated December 10, 1996.

          On January 27, 1997, the Company filed a Form 8-K under Item 5 (Other Events) thereof, disclosing the Company's consummation of its public offering of 2,225,000 shares of 12 5/8% Series E Cumulative Exchangeable Preferred Stock, par value $.01 per share.

                                  SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







          SFX BROADCASTING, INC.



Date:     May 15, 1997


            By:/s/Howard Tytel
               -------------------------------------------------
               Howard J. Tytel
               Executive Vice President and
               Secretary


Date:     May 15, 1997


            By:/s/Thomas P. Benson
               -------------------------------------------------
               Thomas P. Benson
               Chief Financial Officer and
               Treasurer