Form 10-Q
period 1997-06-30
SFX BROADCASTING INC
filed 1997-08-04
CIK 908612

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________to _____________________

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

Yes    [X]        No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 1997, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 8,394,887 and 1,047,037, respectively.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 1997


PART I        FINANCIAL INFORMATION                                                                              Page
                                                                                                                 ----
Item 1.       Financial Statements

              Consolidated Balance Sheets at June 30, 1997 (unaudited) and December 31, 1996......................3

              Consolidated Statements of Operations for Three Months Ended
              June 30, 1997 and 1996 (unaudited)..................................................................5

              Consolidated Statements of Operations for Six Months Ended
              June 30, 1997 and 1996 (unaudited)..................................................................6

              Consolidated Statements of Cash Flows for Six Months Ended
              June 30, 1997 and 1996 (unaudited)..................................................................7

              Notes to Consolidated Financial Statements (unaudited)..............................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............10



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................19

Item 2.       Changes in Securities..............................................................................19

Item 4.       Submission of  Matters to a Vote of Security Holders...............................................19

Item 5.       Other Information..................................................................................21

Item 6.       Exhibits and Reports on Form 8-K...................................................................21

SIGNATURES.......................................................................................................22


                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          June 30,      December 31,
                                                                            1997            1996
                                                                         -----------    -----------
                                                                         (Unaudited)       (Note)
ASSETS
Current Assets:
Cash and cash equivalents ............................................   $    51,932    $    10,601
Cash pledged for letters of credit and restricted cash ...............         1,697         20,000
Accounts receivable less allowance for doubtful accounts of $2,137 in
    1997 and $1,620 in 1996 ..........................................        61,661         47,275
Assets under contract for sale .......................................            --          8,352
Other current assets .................................................         8,069          2,461
                                                                         -----------    -----------
       Total current assets ..........................................       123,359         88,689
                                                                         -----------    -----------


Property and Equipment:
Land .................................................................        15,532          6,791
Buildings and improvements ...........................................        55,901         11,485
Equipment and furniture ..............................................        70,116         54,736
                                                                         -----------    -----------
                                                                             141,549         73,012
Less accumulated depreciation and amortization .......................       (14,827)       (10,192)
                                                                         -----------    -----------
       Net property and equipment ....................................       126,722         62,820

Intangible Assets:
Broadcast licenses ...................................................       894,787        558,640
Goodwill .............................................................       145,176         98,165
Deferred financing costs .............................................        21,693         19,504
Other ................................................................        11,371          4,727
                                                                         -----------    -----------
                                                                           1,073,027        681,036
Less accumulated amortization ........................................       (28,254)       (16,933)
                                                                         -----------    -----------
       Net intangible assets .........................................     1,044,773        664,103

Deposits and other payments for pending acquisitions .................        31,210         31,692
Notes receivable from officers .......................................         2,880             --
Other assets .........................................................        15,139         12,023
                                                                         -----------    -----------

TOTAL ASSETS .........................................................   $ 1,344,083    $   859,327
                                                                         ===========    ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                   June 30,      December 31,
                                                                                     1997            1996
                                                                                  -----------    -----------
                                                                                  (Unaudited)       (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable...............................................................   $    11,423    $    10,921
Accrued expenses ..............................................................        20,679         21,913
Deferred concert revenue ......................................................        20,011             --
Accrued interest and dividends ................................................        19,484          7,111
Current portion of long-term debt and capital lease obligations ...............         1,173            381
                                                                                  -----------    -----------
       Total current liabilities ..............................................        72,760         40,326

Other liabilities .............................................................         4,673             --
Deferred income taxes .........................................................       102,254         91,352
Long-term debt and capital lease obligations, less current portion ............       713,869        481,079
                                                                                  -----------    -----------
       Total liabilities ......................................................       893,566        612,757

Redeemable preferred stock ....................................................       367,641        152,053

Commitments and contingencies

Shareholders' Equity :
Class A voting common stock, $.01 par value; 100,000,000 shares authorized;
   8,421,205 issued and 8,394,887 outstanding at June 30, 1997
   and 8,089,658 issued and 8,063,340 outstanding at December 31, 1996 ........            84             81
Class B voting convertible common stock, $.01 par  value; 10,000,000 shares authorized; 1,190,911 issued and 1,047,037 outstanding at June 30,
   1997 and 1,208,810 issued and 1,064,936 outstanding at December
   31, 1996 ...................................................................            12             12
Additional paid-in capital ....................................................       175,637        183,866
Treasury Stock; 170,192 shares ................................................        (6,393)        (6,393)
Accumulated deficit ...........................................................       (86,464)       (83,049)
                                                                                  -----------    -----------
       Total shareholders' equity .............................................        82,876         94,517
                                                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................   $ 1,344,083    $   859,327
                                                                                  ===========    ===========

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

          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                            Three Months Ended June 30,
                                                                            ----------------------------
                                                                                 1997          1996
                                                                             -----------    -----------
Radio broadcasting revenue ...............................................   $    74,983    $    31,573
Less: agency commissions .................................................         9,105          3,819
                                                                             -----------    -----------
       Net radio broadcasting revenue ....................................        65,878         27,754
Concert promotion revenue ................................................        23,182             --
                                                                             -----------    -----------
       Total net revenue .................................................        89,060         27,754

Radio station operating expenses .........................................        39,237         19,121
Concert promotion operating expenses .....................................        20,088             --
Depreciation, amortization, duopoly integration costs and acquisition
   related costs .........................................................         9,934          2,349
Corporate expenses .......................................................         1,983          1,580
Corporate expenses: non-cash stock compensation ..........................           156             --
Non-recurring charges, including adjustments to broadcast rights agreement            --         27,489
                                                                             -----------    -----------

       Operating income (loss) ...........................................        17,662        (22,785)

Investment income ........................................................          (341)        (2,134)
Interest expense .........................................................        14,608          6,204
                                                                             -----------    -----------
       Income (loss) before income taxes and extraordinary item ..........         3,395        (26,855)

Income tax expense .......................................................           320             --
                                                                             -----------    -----------
       Net income (loss) before extraordinary item .......................         3,075        (26,855)

Extraordinary loss on debt retirement ....................................            --         15,219
                                                                             -----------    -----------
     Net income (loss) ...................................................         3,075        (42,074)

Redeemable preferred stock dividends and accretion .......................         9,844            831
                                                                             -----------    -----------

     Net loss applicable to common stock .................................   $    (6,769)   $   (42,905)
                                                                             ===========    ===========

     Net loss per common share before extraordinary item .................   $     (0.72)   $     (3.72)
     Extraordinary loss on debt retirement per common share ..............            --          (2.05)
                                                                             -----------    -----------
     Net loss per common share ...........................................   $     (0.72)   $     (5.77)
                                                                             ===========    ===========

Weighted average common shares outstanding ...............................     9,399,833      7,437,642

          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                               Six Months Ended June 30,
                                                                              --------------------------
                                                                                  1997          1996
                                                                              -----------    -----------
Radio broadcasting revenue ................................................   $   125,978    $    53,978
Less: agency commissions ..................................................        15,110          6,424
                                                                              -----------    -----------
       Net radio broadcasting revenue .....................................       110,868         47,554
Concert promotion revenue .................................................        30,971             --
                                                                              -----------    -----------
       Total net revenue ..................................................       141,839         47,554

Radio station operating expenses ..........................................        69,152         33,177
Concert promotion operating expenses ......................................        27,825             --
Depreciation, amortization, duopoly integration costs and acquisition
   related costs ..........................................................        18,079          4,648
Corporate expenses ........................................................         3,876          2,790
Corporate expenses: non-cash stock compensation ...........................           312             --
Non-recurring charges, including adjustments to broadcast rights agreements            --         27,489
                                                                              -----------    -----------

       Operating income (loss) ............................................        22,595        (20,550)

Investment income .........................................................        (2,022)        (2,298)
Interest expense ..........................................................        27,423          9,588
                                                                              -----------    -----------
       Loss before income taxes and extraordinary item ....................        (2,806)       (27,840)

Income tax expense ........................................................           605             --
                                                                              -----------    -----------
       Net loss before extraordinary item .................................        (3,411)       (27,840)

Extraordinary loss on debt retirement .....................................            --         15,219
                                                                              -----------    -----------
     Net loss .............................................................        (3,411)       (43,059)

Redeemable preferred stock dividends and accretion ........................        17,797            967
                                                                              -----------    -----------

     Net loss applicable to common stock ..................................   $   (21,208)   $   (44,026)
                                                                              ===========    ===========

     Net loss per common share before extraordinary item ..................   $     (2.29)   $     (3.87)
     Extraordinary loss on debt retirement per common share ...............            --          (2.04)
                                                                              -----------    -----------
     Net loss per common share ............................................   $     (2.29)   $     (5.91)
                                                                              ===========    ===========

Weighted average common shares outstanding ................................     9,281,439      7,447,929


          See accompanying notes to consolidated financial statements

                                         SFX BROADCASTING, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS EXCEPT SHARE DATA)
                                                        (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                        1997        1996
                                                                                      ---------    ---------
OPERATING ACTIVITIES:
Net loss ..........................................................................   $  (3,411)   $ (43,059)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Depreciation and amortization ..................................................      17,574        4,371
   Interest on receivables from related parties and officers ......................         (80)        (158)
   Non-cash potion of nonrecurring charge .........................................          --        8,578
   Write off of debt costs ........................................................          --        5,593
Changes in assets and liabilities, net of amounts acquired:
   Increase in accounts receivable ................................................     (10,499)      (5,601)
   Increase in other assets .......................................................      (2,611)      (9,372)
   (Decrease) increase in accounts payable, accrued expenses and other liabilities       (6,012)       3,238
   (Decrease) increase in accrued interest ........................................        (499)       1,802
   Increase in deferred concert revenue ...........................................       9,626           --
                                                                                      ---------    ---------
     Net cash provided by (used in) operating activities ..........................       4,088      (34,608)
INVESTING ACTIVITIES:
   Deposits and other payments for pending acquisitions ...........................      (9,915)     (12,313)
   Purchases of radio stations and concert promotion businesses, net of cash
      acquired ....................................................................    (388,493)     (73,404)
   Proceeds from sales of radio stations ..........................................         950           --
   Purchases of property and equipment ............................................      (6,951)        (639)
   Proceeds from sales of property and equipment ..................................         367           --
   Loans to officers ..............................................................      (2,800)      (2,420)
   Increase in other intangibles ..................................................          --       (2,055)
                                                                                      ---------    ---------
     Net cash used in investing activities ........................................    (406,842)     (90,831)
FINANCING ACTIVITIES:
   Additions to debt issuance costs ...............................................      (1,186)     (14,910)
   Proceeds from senior and subordinated debt .....................................     267,000      471,500
   Payments on senior loans, capital lease obligations and subordinated debt ......     (50,418)    (101,207)
   Net proceeds from sale of preferred stock and exercise of warrants .............     215,304      143,445
   Purchase of treasury stock .....................................................          --       (6,393)
   Dividends paid on preferred stock ..............................................      (4,918)         (95)
                                                                                      ---------    ---------
     Net cash provided by financing activities ....................................     425,782      492,340

Net increase in cash and cash equivalents .........................................      23,028      366,901
Cash and cash equivalents at beginning of period ..................................      30,601       11,893
                                                                                      ---------    ---------
Cash and cash equivalents at end of period ........................................   $  53,629    $ 378,794
                                                                                      =========    =========

Supplemental disclosure of cash flow information Cash paid during the period for:
   Interest .......................................................................   $  26,050    $   7,058
   Income taxes ...................................................................   $   1,469    $     111

Supplemental disclosure of noncash financing activities:
Issuance of 250,838 shares of Class A Common Stock and assumption of $15.4 million of debt in connection with the Meadows Acquisition and issuance of 62,792 shares of Class A Common Stock in connection with the Sunshine Promotions Acquisition.

          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         Information with respect to the three and six months ended June 30, 1997 and 1996 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of SFX Broadcasting, Inc. (the "Company" or "SFX"), for the periods presented.

         The results of operations for the three and six month periods are not necessarily indicative of the results of operations for the full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         In February 1997, the Company also acquired radio stations KQUE-FM and KNUZ-AM in Houston, Texas (the "Houston Acquisition"), for a purchase price of $42.9 million, including fees and expenses plus certain contingent payments of up to $750,000.

         Also, in February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut (the "Hartford Acquisition"), for a purchase price of $25.9 million, including fees and expenses.

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, (the "Washington Station") for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like-kind assets. The contract for sale of the Myrtle Beach stations was in place prior to the merger with Multi-Market Radio, Inc. ("MMR"). No gain or loss was recognized on these transactions.

         In April 1997, the Company acquired substantially all of the assets of three radio stations in Indianapolis, Indiana and in June 1997 the Company acquired substantially all of the assets of four stations in Pittsburgh, Pennsylvania from Secret Communications Limited Partnership ("Secret Communications") (the "Secret Communications Acquisition") for a total purchase price of $255.0 million.

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

         In June 1997, the Company acquired Sunshine Promotions, Inc., a concert promotion company based in Indianapolis, Indiana, and certain related companies (the "Sunshine Promotions Acquisition"), for $53.9 million in cash at closing, $2.0 million in cash payable over 5 years, shares of Class A Common Stock issued and issuable over a two year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt.

          For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method, with the aggregate purchase price allocated to the tangible and identifiable intangible assets based upon current estimated fair market values. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and subject to final adjustment. The allocation resulted in an excess of costs over estimated fair value of identifiable net assets acquired of approximately $248,275,000, $42,679,000, $36,415,000, $29,934,600,
$21,580,000 and $932,000 for the Secret Communications Acquisition, the
Houston Acquisition, the Hartford Acquisition, the Sunshine Promotions Acquisition, the Delsener/Slater Acquisition and the Albany Acquisition, respectively, in 1997. The assets and liabilities of these acquisitions and the results of their operations for the period from the date of acquisition have been included in the accompanying consolidated financial statements.

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

NOTE 4 - SUBSEQUENT EVENTS

         In July 1997, the Company acquired substantially all of the assets of four radio stations operating in Richmond, Virginia, where the Company currently owns one station for approximately $46.5 million, including certain payments made to buy out certain minority equity interests which the Company had originally agreed to provide to certain of the sellers (the "Richmond Acquisition").

         In August 1997, the Company acquired two radio stations operating in Pittsburgh, Pennsylvania and two in Milwaukee, Wisconsin for $35.0 million (the "Hearst Acquisition").

NOTE 5 - PENDING ACQUISITIONS AND DISPOSITIONS

         Pending Acquisitions and Dispositions. Pursuant to separate agreements, the Company has agreed to: (i) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million (the "Chancellor Exchange");
(ii) exchange one radio station in Pittsburgh, Pennsylvania, which the Company recently acquired from Secret Communications and $20.0 million in cash for one radio station in Charlotte, North Carolina where the Company currently owns two stations and a radio network, (the "Charlotte Exchange"); (iii) pursuant to a letter of intent, sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for a minimum consideration of $60.0 million (the "Jackson and Biloxi Dispositions"); and (vi) exchange three radio stations in Wichita, Kansas and one radio station in Daytona Beach, Florida for three radio stations in Greenville, South Carolina where the Company currently owns four stations (the "Greenville Exchange"). The aggregate proceeds to be received from these transactions, net of acquisitions, is approximately $51.0 million, of which the Company has deposited $5.0 million in escrow to secure its obligations under these agreements. The Company expects to record a pre-tax gain of approximately $20.0 million on the Jackson and Biloxi Disposition. The Company does not expect to record a gain or loss on any of its other dispositions.

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

GENERAL

         Radio Broadcasting. The Company currently owns and operates, provides programming to or sells advertising on behalf of 73 radio stations located in 23 markets. Following completion of the pending acquisitions and the pending dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 71 radio stations located in 19 markets.

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. "Broadcast Cash Flow" is defined as net revenues less station operating expenses. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

         The primary source of the Company's revenue is the sale of advertising time on its radio stations. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

         The Company's revenues are primarily affected by the advertising rates its radio stations can obtain in the face of competition from radio and other media. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local competitive conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of such agreements. The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. For the six months ended June 30, 1997, approximately 78% of the Company's radio revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

         The radio broadcasting industry is highly competitive and the Company's stations are located in highly competitive markets. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with other FM and AM radio stations, as well as with other media, including newspapers and television, within their respective markets. The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. In addition, certain of the Company's stations compete, and in the future other stations may compete, with groups of stations in a market operated by a single operator. As a result of the Telecommunication Act of 1996 (the "Telecom Act") the radio broadcasting industry has become increasingly consolidated, resulting in the existence of radio broadcasting companies which are significantly larger, with greater financial resources, than the Company. Furthermore, the Telecom Act will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase current audience ratings and advertising revenue market share. The Company's stations also compete with other advertising media such as newspapers, television, magazines, billboard advertising, transit advertising and direct mail advertising. Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. The Company cannot predict the effect, if any, which these new technologies may have on the radio broadcasting industry.

         Concert Promotion. In addition to its radio station operations, in the first six months of 1997, the Company, through completed acquisitions, became one of the leading promoters of music concerts and other entertainment events. The Company's primary sources of revenues from its concert promotion activities is from ticket sales, sponsorships, concessions and other ancillary services at events which the Company promotes. The most significant expense with respect to its concert promotion activities is talent and other expenses associated with producing an event. The booking of talent in the concert promotion business generally involves contracts for limited engagements often involving a small number of performances. The Company believes that the concert promotion business is highly competitive, and will compete with other live entertainment, including sports activities as well as the electronic entertainment industry.

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

         The Company acquired from Prism Radio Partners, LP pursuant to the Prism Acquisition (i), substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas, in July 1996, and (ii) substantially all of the assets of three radio stations operating in Louisville, Kentucky, in September 1996. In October 1996, the Company sold the Louisville stations (the "Louisville Disposition").

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

         In October 1996, the Company sold radio station KTCK-AM, Dallas, Texas pursuant to the Dallas Disposition.

         In November 1996, the Company acquired Multi-Market Radio, Inc. ("MMR"), a radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of sixteen FM stations and one AM station located in eight markets: New Haven, Connecticut; Hartford, Connecticut; Springfield/ Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little Rock, Arkansas pursuant to the MMR Merger. Of the seventeen stations MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas (the "MMR Dispositions"). MMR also had chosen not to renew its joint sales agreement (" JSA") with one station operating in Augusta, Georgia and its local marketing agreement ("LMA") with one station operating in Myrtle Beach, South Carolina.

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

         1997 Acquisitions and Dispositions: Radio Broadcasting. In January 1997, the Company purchased one radio station operating in Albany, New York, (the "Albany Acquisition").

         In February 1997, the Company also acquired radio stations KQUE-FM and KNUZ-AM in Houston, Texas (the "Houston Acquisition").

         Also, in February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut (the "Hartford Acquisition".)

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, (the "Washington Station") for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market (the "Myrtle Beach Disposition"). The CBS Exchange was structured as a substantially tax free exchange of like kind assets. The contract for sale of the Myrtle Beach stations was in place prior to the merger with Multi-Market Radio, Inc. ("MMR"). No gain or loss was recognized on these transactions.

         In April 1997 the Company acquired the substantially all of the assets of three radio stations in Indianapolis, Indiana and in June 1997 the Company acquired substantially all of the assets of four stations in Pittsburgh, Pennsylvania from Secret Communications Limited Partnership ("Secret Communications") (the "Secret Communications Acquisition").

         Also, in April 1997, the Company sold one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition") to Triathlon Broadcasting Company, a related party. No gain or loss was recorded on the transaction.

         Concert Promotion. In January 1997, the Company purchased Delsener/Slater Enterprises, Ltd ("Delsener/Slater"), a concert promotion company based in New York City.

         In March 1997, Delsener/Slater consummated the acquisition of certain companies which collectively own and operate the Meadows Music Theater in Hartford, Connecticut (the "Meadows Acquisition").

         In June 1997 the Company acquired Sunshine Promotions, Inc., a concert promotion company based in Indianapolis, Indiana, and certain related companies (the "Sunshine Promotions Acquisition").

         The Delsener/Slater Acquisition, Sunshine Promotion Acquisition, the Albany Acquisition, the Houston Acquisition, the Hartford Acquisition, the Meadows Acquisition, the CBS Exchange, the Myrtle Beach Disposition and the Secret Communications Acquisition are collectively herein referred to as the "1997 Acquisitions and Dispositions".

         Results for the 1996 quarter and the six months ended June 30, 1996 included WLYT-FM and WTDR-FM, Charlotte, North Carolina (the "Charlotte Stations") for which the Company had provided programming and sold advertising time pursuant to an LMA prior to the acquisition of such stations in March 1996; and WHSL-FM in Greensboro, North Carolina for which the Company had sold advertising pursuant to a JSA beginning in the first quarter of 1996 quarter. Results for the 1997 quarter and the six months ended June 30, 1997 included WAPE-FM and WFYV-FM, Jacksonville, Florida (the "Jacksonville Stations") for which the Company had provided programming and sold advertising time pursuant to an LMA since July 1, 1996.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         The Company's total net revenue increased 221% to $89.1 million from $27.8 million, for the three months ended June 30, 1997 ("1997 quarter") and 1996 ("1996 quarter"), respectively, primarily as a result of the 1996 Acquisitions and Dispositions and the 1997 Acquisitions and Dispositions (collectively the "Recent Acquisitions") which increased net revenues $60.0 million, including $23.2 million of concert promotion revenue. In addition, the net revenue at existing SFX stations increased as a result of strong radio advertising, combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all radio stations owned and operated as of June 30, 1997 were owned for the periods reported, net radio broadcasting revenue would have increased approximately 11% from the 1996 quarter.

         Radio station operating expenses increased 105% to $39.2 million in the 1997 quarter from $19.1 million in the 1996 quarter primarily due to the inclusion of expenses of $20.6 million related to the Recent Acquisitions as discussed above partially offset by $462,000 of decreased expenses at the Company's existing stations primarily related to cost savings arising from consolidation. In addition, $20.1 million of concert promotion operating expenses were recorded in the 1997 quarter.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 330% to $9.9 million from $2.3 million in the 1996 quarter due to the inclusion of $7.0 million of depreciation and amortization related to the Recent Acquisitions and increased amortization related to debt issuance costs.

         Corporate, general and administrative expenses were $2.0 million and $1.6 million for the 1997 quarter and 1996 quarter, respectively. The increase reflects the growth in the Company's overall operations and its contractual obligation to perform services for Triathlon Broadcasting Company. As a percent of total net revenue, corporate general and administrative expense declined from 5.7% to 2.2% from the comparable prior year period. The 1997 quarter corporate general and administrative expenses are net of $545,000 of fees from Triathlon.

         Operating income was $17.7 million for the 1997 quarter as compared to operating loss of $22.8 million for the 1996 quarter due to the results discussed above. The 1996 quarter also included $27.5 million of non-recurring charges which consisted primarily of $12.5 million of stock options repurchased and a $2.3 million related to the reserve of a loan to the Company's former President, $5.6 million related to the reserve of the loan and accrued interest to SCMC and the issuance of 600,000 warrants to SCMC, $4.6 million for the repurchase of Mr. Armstrong's options, and a charge of $1.6 million related to the early termination of the Company's contract to broadcast Texas Rangers baseball.

         Interest expense, net of investment income, increased 251% to $14.3 million from $4.1 million in the 1997 quarter, primarily due to interest on the $450.0 million in aggregate principal of the Company's 10 3/4% Senior Subordinated Notes due 2006 issued in May 1996 (the "Note Offering") and borrowings under the Company's Credit Agreement in 1997.

         The Company recorded state income tax expense of $320,000 in the 1997 quarter and no federal or state income tax benefit or expense for the 1996 quarter. The Company recorded federal income tax expense of $1.1 million in the 1997 quarter which was fully offset by net operating loss carryforwards. The Company did not recognize a federal tax benefit for losses in the 1996 quarters based upon the expectation of recording a full valuation allowance for the full year loss, prior to giving effect to the pending acquisitions.

         The Company's net income was $3.1 million for the 1997 quarter compared to a net loss of $42.1 million for the 1996 quarter was due to the factors discussed above.

         Net loss applicable to common stock decreased to $6.8 million in the 1997 quarter from $42.9 million in the 1996 quarter due to the increase in the net income partially offset by dividends on the Company's 6 1/2% Series D Cumulative Convertible Exchangeable Preferred Stock (the "Series D Preferred Stock") and the 12 5/8% Series E Cumulative Exchangeable Preferred Stock (the "Series E Preferred Stock") issued in May 1996 and January 1997, respectively.

         Broadcast Cash Flow increased 209% to $26.6 million for the 1997 quarter from $8.6 million for the 1996 quarter. The increase was a result of the inclusion of cash flow from the Recent Acquisitions of $16.2 million as well as $1.8 million of improved results at the Company's existing stations. On a same station basis, assuming all radio stations were owned and operated as of June 30, 1997 were owned for the periods reported, Broadcast Cash Flow from radio stations would have increased approximately 21% from the 1996 quarter.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         The Company's total net revenue increased 198% to $141.8 million from $47.6 million, for the six months ended June 30, 1997 and 1996, respectively, primarily as a result of the 1996 Acquisitions and Dispositions and the 1997 Acquisitions and Dispositions (collectively the "Recent Acquisitions") which increased net revenues $91.8 million, including $31.0 million of concert promotion revenue. In addition, the net revenue at existing SFX stations increased as a result of strong radio advertising, combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all radio stations owned and operated as of June 30, 1997 were owned for the periods reported, net radio broadcasting revenue would have increased approximately 13% from the six months ended June 30, 1996.

         Radio station operating expenses increased 108% to $69.2 million for the six months ended June 30, 1997 from $33.2 million for the six months ended June 30, 1996 primarily due to the inclusion of expenses of $35.3 million related to the Recent Acquisitions as discussed above and $645,000 of increased expenses at the Company's existing stations primarily related to increased advertising and promotion costs and higher variable costs related to the increase in net revenues. In addition, $27.8 million of concert promotion operating expenses were recorded in the six months ended June 30, 1997.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 293% to $18.1 million from $4.6 million in the six months ended June 30, 1996 due to the inclusion of $12.2 million of depreciation and amortization related to the Recent Acquisitions and increased amortization related to debt issuance costs.

         Corporate, general and administrative expenses were $3.9 million and $2.8 million for the six months ended June 30, 1997 and six months ended June 30, 1996, respectively. The increase reflects the growth in the Company's overall operations and its contractual obligation to perform services for Triathlon Broadcasting Company. As a percent of total net revenue, corporate general and administrative expense declined from 5.9% to 2.7% from the comparable prior year period. Corporate, general and administrative expenses for the six months ended June 30, 1997 are net of $1.2 million of fees from Triathlon.

         Operating income was $22.6 million for the six months ended June 30, 1997 as compared to operating loss of $20.6 million for the six months ended June 30, 1996 due to the results discussed above and 1996 non-recurring charges of $27.5 million.

         Interest expense, net of investment income, increased 248% to $25.4 million from $7.3 million in the six months ended June 30, 1997, primarily due to interest on the $450.0 million in aggregate principal of the Company's 10 3/4% Senior Subordinated Notes due 2006 issued in May 1996 (the "Note Offering") and interest on borrowings under the Credit Agreement.

         The Company recorded state income tax expense of $605,000 for the six months ended June 30, 1997 and no federal or state income tax benefit or expense for the six months ended June 30, 1996. The Company did not recognize a federal tax benefit for losses for the six months ended June 30, 1997 and 1996 periods based upon the expectation of recording a full valuation allowance for the full year loss, prior to giving effect to the pending acquisitions.

         The Company's net loss was $3.4 million for the six months ended June 30, 1997 compared to a net loss of $43.1 million for the six months ended June 30, 1996 was due to the factors discussed above and in 1996 a $15.2 million extraordinary loss on debt retirement.

         Net loss applicable to common stock decreased to $21.2 million in the six months ended June 30, 1997 from $44.0 in the six months ended June 30, 1996 due to the decrease in the net loss partially offset by dividends on the Series D Cumulative Preferred Stock and the Series E Preferred Stock issued in May 1996 and January 1997, respectively.

         Broadcast Cash Flow increased 190% to $41.7 million for the six months ended June 30, 1997 from $14.4 million for the six months ended June 30, 1996. The increase was a result of the inclusion of cash flow from the Recent Acquisitions of $25.5 million as well as $1.8 million of improved results at the Company's existing stations. On a same station basis, assuming all radio stations were owned and operated as of June 30, 1997 were owned for the periods reported, Broadcast Cash Flow from radio would have increased approximately 23% from the 1996 period.

         Liquidity and Capital Resources. The Company's principal need for funds has historically been to fund the acquisition of radio stations, including related working capital needs and, to a lesser extent, capital expenditures and the redemption of outstanding securities. The Company's principal sources of funds for these requirements have historically been the proceeds from offerings of equity and debt securities, borrowings under credit agreements and, to a significantly lesser extent, cash flows from operations.

         Statement of Cash Flows. Net cash provided by operations for the six months ended June 30, 1997 was $4.1 million as compared to cash used in operations of $34.6 million for the six months ended June 30, 1996. The increase in 1997 as compared to 1996 was primarily attributable to improved Broadcast Cash Flow and the cash impact of non-recurring changes incurred in 1996.

         Net cash used in investing activities for the six months ended June 30, 1997 was $406.8 million as compared to cash used in investing activities of $90.8 million for the six months ended June 30, 1996. Cash used in investing activities in 1997 related primarily to the Secret Communications, the Delsener/Slater, Sunshine, Albany, Houston, Hartford and Meadows Acquisitions. Cash used in investing activities in the 1996 quarter related primarily to the Charlotte Acquisition, Greenville Acquisition and the Raleigh-Greensboro Acquisition.

        Net cash provided by financing activities for the six months ended June 30, 1997 was $425.8 million as compared to cash provided by financing activities of $492.3 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, cash provided by financing activities related primarily to $215.3 million of proceeds from the Company's public offering of its Series E Preferred Stock in January 1997 (the "Series E Preferred Stock Offering") and $217.0 million of net borrowings under the Company's $400.0 million Senior Credit facility, as amended (the "Credit Agreement"). The net cash provided by financing activities in 1996 was primarily due to the proceeds of the Note Offering and the Series D Preferred Stock Offering.

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

        In December 1996, the Company loaned to ABS Communications, LLC ("ABS") $14.5 million to finance the purchase by ABS of two radio stations operating in Richmond, Virginia in connection with the Richmond Acquisition. The Company has also paid a $2.0 million deposit to ABS pursuant to its agreement to purchase substantially all of ABS. The primary source of funds for this loan was borrowings under the Credit Agreement.

        1997 Acquisitions and Dispositions. In January 1997, the Company consummated the Delsener/ Slater Acquisition, pursuant to which it purchased Delsener/Slater, a concert promotion company based in New York City, for an aggregate consideration of approximately $23.6 million. In addition to this amount, $3.0 million is to be paid, without interest, over five years, and $1.0 million is to be paid, without interest, over ten years. The deferred payments are subject to acceleration in certain circumstances. The primary source of funds for this acquisition was borrowings under the Credit Agreement.

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

        Also, in February 1997, the Company consummated the acquisition of radio stations KQUE-FM and KNUZ-AM in Houston, Texas, for a purchase price of approximately $42.9 million, including fees and expense, plus certain contingent payments of up to $750,000. The primary source of funds for these acquisitions was proceeds from the Series E Preferred Stock Offering.

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

        In April 1997, the Company acquired substantially all of the assets of three radio stations in Indianapolis, Indiana and in June 1997 the Company acquired substantially all of the assets of four stations in Pittsburgh, Pennsylvania from Secret Communications Limited Partnership ("Secret Communications) (the "Secret Communications Acquisition") for a total purchase price of $255.0 million. The primary source of funds for this acquisition was proceeds from the Series E Preferred Stock Offering and the Credit Agreement..

        Also, in April 1997, the Company sold one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition") to Triathlon Broadcasting Company, a related party. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit.

        In June 1997 the Company acquired Sunshine Promotions, Inc., a concert promotion company based in Indianapolis, Indiana, and certain related companies (the "Sunshine Promotions Acquisition"), for $53.9 million in cash at closing, $2.0 million in cash payable over 5 years, shares of Class A Common Stock issuable over a two year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt. The primary source of funds for this acquisition was proceeds from the Credit Agreement.

        In July 1997, the Company acquired substantially all of the assets of four radio stations operating in Richmond, Virginia, where the Company currently owns one station, for approximately $46.5 million, including payments made to buy out certain minority equity interests which the Company had originally agreed to provide to certain of the sellers (the "Richmond Acquisition"). The primary source of funds for this acquisition was proceeds from the Credit Agreement.

        In August 1997, the Company acquired two radio stations operating in Pittsburgh, Pennsylvania and two in Milwaukee, Wisconsin for $35.0 million (the "Hearst Acquisition"). The primary source of funds for this acquisition was proceeds from the Credit Agreement.

        In addition, pursuant to separate agreements, the Company has agreed to: (i) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million (the "Chancellor Exchange"); (ii) exchange one radio station in Pittsburgh, Pennsylvania, which the Company recently acquired from Secret Communications and $20.0 million in cash for one radio station in Charlotte, North Carolina where the Company currently owns two stations and a radio network, (the "Charlotte Exchange"); (iii) pursuant to a letter of intent, sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for a minimum consideration of $60.0 million (the "Jackson and Biloxi Disposition"); and
(vi) exchange three radio stations in Wichita, Kansas and one radio station in Daytona Beach, Florida for three radio stations in Greenville, South Carolina where the Company currently owns four stations (the "Greenville Exchange"). The aggregate sales price of these transactions, net of acquisitions, is approximately $51.0 million, of which the Company has deposited $5.0 million in escrow to secure its obligations under these agreements. The Company expects to record a gain of approximately $20.0 million on the Jackson and Biloxi Disposition.

The Company anticipates that it will consummate all of the pending acquisitions and dispositions as follows:

                                   CASH PURCHASE (SALE)     ANTICIPATED DATE OF
TRANSACTION                       PRICE (1) (IN MILLIONS)      CONSUMMATION

Charlotte Exchange                       $ 20.0                3rd quarter 1997
Chancellor Exchange                       (11.0)               3rd quarter 1997
Greenville Exchange                         --                 4th quarter 1997
Jackson and Biloxi Disposition            (60.0)               1st quarter 1998

(1) Represents the gross cash sales or purchase price for the corresponding transaction. Certain of these amounts do not reflect amounts advanced or placed in escrow, payable over a period of time or payable in stock of the Company.

         The timing and completion of each of the above pending transactions are subject to a number of closing conditions, certain of which are beyond the Company's control. The pending acquisitions and the pending disposition are subject to the approval of the Federal Communications Commission and the Company's lenders. Additionally, the Department of Justice Antitrust Division has indicated its intention to review matters related to the concentration of ownership within markets even when the ownership in question is in compliance with the provisions of the Telecom Act. While the Company believes that each of the pending acquisitions and the pending disposition does not substantially lessen competition, there can be no assurance that the Department of Justice Antitrust Division will not take a contrary position, which could delay or prevent the consummation of any of the pending acquisitions or require the Company to restructure its ownership in the relevant market or markets. In addition, the Jackson and Biloxi Disposition is subject to the execution of a definitive acquisition agreement.

         Capital expenditures totaled $6,951,000 in the six months ended June 30, 1997 as compared to $639,000 in the six months ended June 30, 1996. Capital expenditures in 1997 included cash paid for building, computer equipment, leasehold improvements, broadcasting equipment and general operating equipment. The Company expects that capital expenditures in 1997 will substantially exceed historical levels due to the overall growth of the Company, one time costs associated with consolidating newly acquired radio stations into common facilities with existing stations and capital expenditures requirements of the Company's new concert promotion business.

         The Company is also required to make a payment of $1.0 million in 1997 to redeem the outstanding shares of Series B Preferred Stock.

         Sources of Liquidity. On June 23, 1997, the Company entered into an amended Credit Agreement, a senior revolving credit facility, providing for borrowings of up to $400.0 million. Borrowings under the Credit Agreement may be used to finance permitted acquisitions, for working capital and general corporate purposes, and for letters of credit up to $20.0 million.
The facility converts into a five-year term loan on March 31, 2000, with repayment due in quarterly installments commencing December 31, 1998, and with the final payment due June 30, 2005. The principal will be amortized by 18% in 2000, 18% in 2001, 18% in 2002, 18% in 2003, 18% in 2004 and 10% in 2005.
Interest on the funds borrowed under the Credit Agreement is based on a floating rate selected by the Company of either (i) the higher of (a) the Bank of New York's prime rate and (b) the federal funds rate plus 0.5%, plus a margin which varies from 0.125% to 1.0%, based on the Company's then-current leverage ratio, or (ii) the LIBOR rate plus a margin which varies from 0.5% to 2.25%, based on the Company's then-current leverage ratio. The Company must prepay certain outstanding borrowings in advance of their scheduled due dates in certain circumstances. The Company must also pay annual commitment fees of 0.375% of the unutilized total commitments under the Credit Agreement. The Company's obligations under the Credit Agreement are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable, and are guaranteed by the Company's subsidiaries. As of August 4,

1997, the Company had outstanding borrowings under the Credit Agreement of $306.0 million, including borrowings for the pending Charlotte Exchange.

         On January 23, 1997, the Company completed the sale of $225.0 million in aggregate liquidation preference of Series E Preferred Stock. Dividends on the Series E Preferred Stock accrue at the rate of 12.625% per annum and are payable on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2000, in cash or additional shares of Series E Preferred Stock. On July 15, 1997, the Company elected to pay a cash dividend. The Company used $50.0 million of the net proceeds to repay borrowings under the Credit Agreement.

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

         The Company may require financing in addition to cash on hand in order to finance capital expenditures and fund working capital requirements, which the Company anticipates obtaining through borrowings under the Credit Agreement and, proceeds from the Chancellor Exchange and the Jackson and Biloxi dispositions. There can be no assurance that the Chancellor Exchange or the pending dispositions will be successfully consummated or that the Company will be able to successfully arrange for additional financing. The Credit Agreement prohibits the Company from utilizing funds available thereunder unless the Company meets certain specified financial tests, such as total leverage and senior leverage ratios and pro forma interest expense. The ability of the Company to meet such tests is dependent on the cash flow of the Company, giving effect to the consummation of the acquisitions and dispositions of the Company. There can be no assurance that the Company will have adequate borrowing capacity under the Credit Agreement or will be able to obtain additional financing on terms acceptable to the Company or at all.

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

         The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its debt (including the Notes and the Company's borrowings under the Credit Agreement), to make dividend payments on the Series D Preferred Stock and the Series E Preferred Stock and to redeem the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the radio stations to be acquired and the integration of these stations into the Company's operations. The Company's borrowings under the Credit Agreement will be, and other future borrowings may be, at variable rates of interest, which will result in higher interest expense in the event of increases in interest rates. There can be no assurance that the Chancellor Exchange or the Jackson and Biloxi Disposition will be consummated, that the Company will be able to borrow under the Credit Agreement, that the Company's business will generate sufficient cash flow from operations, that anticipated improvements in operating results will be achieved or that future working capital borrowings will be available in an amount to enable the Company to service its debt, to make dividend, and redemption payments and to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of the Notes, or the aggregate liquidation preference of the Series E Preferred Stock and the Series D Preferred Stock prior to their maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of radio stations or otherwise for any such refinancing.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division against the Company, its Executive Chairman and other defendants in October 1996. The complaint concerns Cardinal's sale of radio station KTCK-AM to the Company in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees, all in unspecified amount.

         On July 24, 1997, the Company reached an agreement with Cardinal that settles and resolves the claims asserted in the lawsuit. The agreement includes the dismissal of all claims against all defendants, with prejudice, except one claim. This one claim, alleging breach of contract related to deferred payments which the Company may be required to pay to Cardinal in 1998 and will be dismissed without prejudice.

ITEM 2.  CHANGES IN SECURITIES

         (a)-(b) Not applicable.

         (c) On June 23, 1997, the Company acquired substantially all of the assets of Sunshine Promotions, Inc., a concert promoter in the Midwest, and certain other related entities. The consideration paid by the Company for this acquisition included the issuance of 62,792 shares of Class A Common Stock of the Company to Sunshine Promotions, Inc. The sale of such shares was exempt form registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The resale of these shares by P. David Lucas and Steven P. Sybesma, the stockholders of Sunshine Promotions, Inc., has been registered with the Commission on a registration statement on Form S-3 (Reg. No. 333-29825). The Company has also agreed to issue $1.0 million worth of Class A Common Stock to Sunshine Promotions, Inc. on each of June 23, 1998 and 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of stockholders (the "Annual Meeting") was held on May 22, 1997. On April 15, 1997, the record date for the Annual Meeting, there were 8,394,887 outstanding shares of Class A Common Stock (the "Class A Shares") and 1,047,037 shares of Class B Common Stock (the "Class B Shares" and, collectively with the Class A Shares, the "Shares"). The Shares present at the Annual Meeting represented 88.5% of the combined voting power of the outstanding Shares as of the record date.

         In the election of directors, the first proposal voted upon, the following persons received the number of votes set opposite their respective names:

       NOMINEES ELECTED BY HOLDERS OF CLASS A SHARES AND CLASS B SHARES

           NAME                      VOTES RECEIVED        VOTES WITHHELD
Robert F.X. Sillerman                 16,621,164              22,512
Michael G. Ferrel                     16,621,464              22,212
Geoffrey Armstrong                    16,621,254              22,422
Thomas P. Benson                      16,621,435              22,241
Howard J. Tytel                       16,621,464              22,212
Richard A. Liese                      16,621,135              22,541

         Such nominees received the highest number of the votes cast at the Annual Meeting for the directors to be elected by the holders of the Class A Shares and Class B Shares, voting together, and therefore such persons were duly elected as directors of the Company.

                 NOMINEES ELECTED BY HOLDERS OF CLASS A SHARES

           NAME                      VOTES RECEIVED        VOTES WITHHELD
James F. O'Grady, Jr.                  6,161,505             11,801
Paul Kramer                            6,161,505             11,801
Edward F. Dugan                        6,150,705             22,601

         Such nominees received the highest number of the votes cast at the Annual Meeting for the directors to be elected by the holders of Class A Shares and therefore such persons were duly elected as directors of the Company.

         The second matter voted upon was a proposal to approve the Company's 1997 Stock Option Plan and the performance goal included therein. The proposal received the affirmative vote of 4,354,835 Class A Shares and 1,047,037 Class B Shares and the negative vote of 1,789,511 Class A Shares and Class B Shares. The votes in favor of the proposal represented 89.2% of the combined voting power of the Shares represented in person or by proxy at the Annual Meeting and voting on the proposal, and therefore the proposal was approved.

               The third matter voted upon was a proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. The proposal received the affirmative vote of 6,162,063 Class A Shares and 1,047,037 Class B Shares and the negative vote of 10,112 Class A Shares and Class B Shares voting by proxy. The votes in favor of the proposal represented 99.9% of the combined voting power of the Shares represented in person or by proxy at the Annual Meeting, and therefore the proposal was approved.

ITEM 5.  OTHER INFORMATION.

         Effective August 1, 1997, the Company acquired from The Hearst Corporation substantially all of the assets used in the operation of radio stations WISN-AM and WLTQ-FM, both operating in Milwaukee, Wisconsin, and WTAE-AM and WVTY-FM, both operating in Pittsburgh, Pennsylvania. The aggregate purchase price for these assets was $35.0 million.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


          (a)     Exhibits

2.1 Amendment No. 2, dated as of April 1, 1997, to the Asset Purchase Agreement, dated as of October 15, 1996, between Secret Communications Limited Partnership and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 2.3 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on April 15, 1997).

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on November 27, 1996).

3.2 By-laws, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-15469) filed with the Commission on November 21, 1996).

10.1 Third Amended and Restated Credit Agreement, dated as of June 23, 1997, among SFX Broadcasting, Inc., the subsidiaries of SFX Broadcasting, Inc. from time to time parties thereto, The Bank of New York, individually and as agent for the lenders, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on July 11, 1997).

10.2 Amendment No. 2 to Asset Purchase Agreement, dated April 1, 1997, between Secret Communications Limited Partnership and the Company (incorporated by reference to Exhibit 10.7 to Form 10-Q (Commission File No. 0- 22486) for the three months ended March 31, 1997).

11.       Statement regarding Calculation of Per Share Earnings.

27.       Financial Data Schedule.


         (b)       Reports on Form 8-K

         On April 15, 1997, the Company filed a Form 8-K under Items 2 (Acquisition or Disposition of Assets) and 5 (Other Events) thereof, disclosing (i) the acquisition by the Company of radio stations WFBQ-FM, WRZX-FM and WNDE-AM, each of which serves the Indianapolis, Indiana market, for approximately $127.5 million from Secret Communications Limited Partnership, a privately-held partnership and (ii) the acquisition by the Company of radio stations KTXQ-FM and KRRW-FM, each of which serves the Dallas, Texas market, from CBS Inc. in exchange for WHFS-FM, which serves the Baltimore/Washington, D.C. market.

         On June 16, 1997, the Company filed a Form 8-K under Item 2 (Acquisition or Disposition of Assets) thereof, disclosing the acquisition by the Company of radio stations WDVE-FM, WXDX-FM, WJJJ-FM and WDSY-FM, each of which serves the Pittsburgh, Pennsylvania market, from Secret Communications Limited Partnership for a payment of $127.5 million.

         Also on June 16, 1997, the Company filed a Form 8-K/A under Item 7 (Financial Statements, Pro Forma Information and Exhibits) thereof, disclosing certain financial information with respect to the radio stations acquired form Secret Communications Limited Partnership.

         On January 22, 1997, the Company filed a Form 8-K under Items 5 (Other Events) and 7 (Financial Statements, Pro Forma Financial Information and Exhibits) thereof, disclosing (i) Unaudited Pro Forma Condensed Combined Financial Statements of the Company, (ii) an increase in the amount of the Company's senior revolving credit facility and (iii) the acquisition by the Company of substantially all of the assets of Sunshine Promotions, Inc. and certain related companies.

                                  SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







          SFX BROADCASTING, INC.



Date:     August 4, 1997


          By: /s/Howard J. Tytel
             ---------------------------------------
               Howard J. Tytel
               Executive Vice President and
               Secretary


Date:     August 4, 1997


          By: /s/Thomas P. Benson
             ---------------------------------------
               Thomas P. Benson
               Chief Financial Officer and
               Treasurer