Form 10-Q
period 1997-09-30
SFX BROADCASTING INC
filed 1997-11-14
CIK 908612

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Yes    [X]        No    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 6, 1997, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 8,777,682 and 1,047,037, respectively.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              SEPTEMBER 30, 1997

PART I        FINANCIAL INFORMATION                                                                            Page
Item 1.       Financial Statements

              Consolidated Balance Sheets at September 30, 1997 (unaudited) and December 31, 1996.................3

              Consolidated Statements of Operations for Three Months Ended
              September 30, 1997 and 1996 (unaudited).............................................................5

              Consolidated Statements of Operations for Nine Months Ended
              September 30, 1997 and 1996 (unaudited).............................................................6

              Consolidated Statements of Cash Flows for Nine Months Ended
              September 30, 1997 and 1996 (unaudited).............................................................7

              Notes to Consolidated Financial Statements (unaudited)..............................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................21

Item 6.       Exhibits and Reports on Form 8-K...................................................................21

SIGNATURES.......................................................................................................23

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                   September 30,       December 31,
                                                                                       1997                1996
                                                                                   ------------        ------------
                                                                                   (Unaudited)            (Note)

ASSETS
Current Assets:
Cash and cash equivalents....................................................     $        18,474     $        10,601
Cash pledged for letters of credit and restricted cash ......................               1,718              20,000
Accounts receivable less allowance for doubtful accounts of  $2,634 in
    1997 and $1,620 in 1996..................................................              69,179              47,275
Assets under contract for sale...............................................              42,843               8,352
Other current assets.........................................................               8,475               2,461
                                                                                  ---------------    ----------------
       Total current assets..................................................             140,689              88,689
                                                                                  ---------------    ----------------
Property and Equipment:
Land                                                                                       15,434               6,791
Buildings and improvements...................................................              60,466              11,485
Equipment and furniture......................................................              73,864              54,736
                                                                                  ---------------    ----------------
                                                                                          149,764              73,012
Less accumulated depreciation and amortization ..............................            (17,057)            (10,192)
                                                                                  ---------------    ----------------
       Net property and equipment............................................             132,707              62,820

Intangible Assets:
Broadcast licenses...........................................................             949,096             558,640
Goodwill ....................................................................             148,940              98,165
Deferred financing costs.....................................................              22,008              19,504
Other      ..................................................................              11,699               4,727
                                                                                  ---------------    ----------------
                                                                                        1,131,743             681,036
Less accumulated amortization................................................            (33,992)            (16,933)
                                                                                  ---------------    ----------------
       Net intangible assets.................................................           1,097,751             664,103

Deposits and other payments for pending acquisitions.........................               4,631              31,692
Other assets.................................................................              17,109              12,023
                                                                                  ---------------    ----------------

                                                                                  ---------------    ----------------
TOTAL ASSETS.................................................................     $    1,392,887     $       859,327
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


          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                  September 30,        December 31,
                                                                                       1997                 1996
                                                                                  -------------         ----------
                                                                                   (Unaudited)            (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable..............................................................    $         9,726      $        10,921
Accrued expenses..............................................................             20,618               21,913
Deferred concert revenue......................................................              4,095                   --
Accrued interest and dividends................................................             26,749                7,111
Current portion of long-term debt and capital lease obligations...............              1,711                  381
                                                                                 ----------------     ----------------
       Total current liabilities..............................................             62,899               40,326

Other liabilities.............................................................              4,556                   --
Deferred income taxes ........................................................            105,497               91,352
Long-term debt and capital lease obligations, less current portion............            782,544              481,079
                                                                                 ----------------     ----------------
       Total liabilities......................................................            955,496              612,757

Redeemable preferred stock ...................................................            367,837              152,053

Commitments and contingencies

Shareholders' Equity :
Class A voting common stock, $.01 par value; 100,000,000 shares authorized;
   8,740,508 issued and 8,712,630 outstanding at September 30, 1997 and
   8,089,658 issued and 8,063,340 outstanding at December 31, 1996............                 87                   81
Class B voting convertible common stock, $.01 par  value;  10,000,000 shares authorized; 1,190,911 issued and 1,047,037 outstanding at
   September 30, 1997 and 1,208,810 issued and 1,064,936 outstanding at
   December 31, 1996..........................................................                 12                   12
Additional paid-in capital....................................................            174,325              183,866
Treasury Stock; 171,752 shares, at cost.......................................             (6,414)              (6,393)
Accumulated deficit...........................................................            (98,456)             (83,049)
                                                                                 ----------------     ----------------
       Total shareholders' equity.............................................             69,554               94,517
                                                                                 ----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................    $     1,392,887      $       859,327
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

          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                   Three Months Ended September 30,
                                                                                 -------------------------------------
                                                                                       1997                   1996
                                                                                  ---------------    -----------------
Radio broadcasting revenue......................................................  $        88,708    $          51,174
Less: agency commissions........................................................           10,592                5,888
                                                                                  ---------------    -----------------
       Net radio broadcasting revenue...........................................           78,116               45,286
Concert promotion revenue.......................................................           44,769                   --
                                                                                  ---------------    -----------------
       Total net revenue........................................................          122,885               45,286

Radio station operating expenses................................................           46,719               28,271
Concert promotion operating expenses............................................           35,569                   --
Depreciation, amortization, duopoly integration costs and acquisition
   related costs................................................................           13,350                6,015
Corporate expenses, net of Triathlon fees.......................................            2,504                1,685
Corporate expenses: non-cash stock compensation.................................              156                   --
Non-recurring and unusual charges...............................................           17,995                   --
                                                                                  ---------------    -----------------

       Operating income.........................................................            6,592                9,315

Investment income...............................................................             (670)              (1,022)
Interest expense................................................................           19,015               12,581
                                                                                  ---------------    -----------------
       Loss before income taxes.................................................          (11,753)              (2,244)

Income tax expense..............................................................              240                 --
                                                                                  ----------------   ----------------
       Net loss ................................................................          (11,993)              (2,244)

Redeemable preferred stock dividends and accretion..............................            9,926                2,584
                                                                                  ---------------    -----------------

       Net loss applicable to common stock......................................  $       (21,919)    $         (4,828)
                                                                                  ================    ================

     Net loss per common share..................................................  $         (2.30)    $           (.66)
                                                                                  ================    ================

Weighted average common shares outstanding......................................        9,526,694            7,288,023

          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                      Nine Months Ended September 30,
                                                                                  ------------------------------------
                                                                                       1997                   1996
                                                                                  ---------------    -----------------
Radio broadcasting revenue......................................................  $       214,686    $         105,153
Less: agency commissions........................................................           25,702               12,313
                                                                                  ---------------    -----------------
       Net radio broadcasting revenue...........................................          188,984               92,840
Concert promotion revenue.......................................................           75,740                   --
                                                                                  ---------------    -----------------
       Total net revenue........................................................          264,724               92,840

Radio station operating expenses................................................          115,871               61,448
Concert promotion operating expenses............................................           63,394                   --
Depreciation, amortization, duopoly integration costs and acquisition
   related costs................................................................           31,429               10,663
Corporate expenses, net of Triathlon fees.......................................            6,381                4,475
Corporate expenses: non-cash stock compensation.................................              468                   --
Non-recurring and unusual charges...............................................           17,995               27,489
                                                                                  ----------------   ------------------

       Operating income (loss)..................................................           29,186              (11,235)

Investment income...............................................................           (2,692)              (3,320)
Interest expense................................................................           46,438               22,169
                                                                                  ---------------    ------------------
       Loss before income taxes and extraordinary item..........................          (14,560)             (30,084)

Income tax expense..............................................................              845                   --
                                                                                  ---------------    ------------------
       Net loss before extraordinary item.......................................          (15,405)             (30,084)

Extraordinary loss on debt retirement...........................................               --               15,219
                                                                                  ---------------     -----------------
     Net loss...................................................................          (15,405)             (45,303)

Redeemable preferred stock dividends and accretion..............................           27,723                3,551
                                                                                  ---------------     -----------------

Net loss applicable to common stock.............................................     $    (43,128)        $    (48,854)
                                                                                  ===============     =================

     Net loss per common share before extraordinary item........................     $      (4.61)        $      (4.55)
     Extraordinary loss on debt retirement per common share.....................               --                (2.06)
                                                                                  ---------------     -----------------
     Net loss per common share..................................................     $      (4.61)        $      (6.61)
                                                                                  ===============      ================

Weighted average common shares outstanding......................................        9,364,089             7,394,238


               See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                      Nine Months Ended September 30,
                                                                                  ------------------------------------
                                                                                        1997                1996
                                                                                  ------------------    ---------------
OPERATING ACTIVITIES:
Net loss........................................................................  $       (15,405)   $          (45,303)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Depreciation and amortization................................................           30,585                10,386
   Interest on receivables from related parties and officers....................             (124)                 (232)
   Non-cash portion of non-recurring charge.....................................            2,624                 8,578
   Write off of debt costs......................................................               --                 5,593
Changes in assets and liabilities, net of amounts acquired:
   Increase in accounts receivable..............................................          (18,239)              (11,015)
   Increase in other assets.....................................................           (1,821)               (2,137)
   Decrease in deferred income taxes payable....................................               --                  (952)
   (Decrease) increase in accounts payable, accrued expenses and other liabilities.        (8,062)                1,650
   Increase in accrued interest and dividends ..................................           13,314                14,659
   Decrease in deferred concert revenue............................                        (6,290)                   --
                                                                                  -----------------      ---------------
    Net cash used in operating activities......................................            (3,418)              (18,773)
INVESTING ACTIVITIES:
   Deposits and other payments for pending acquisitions.........................           (2,327)              (13,101)
   Purchases of radio stations and concert promotion businesses, net of cash
      acquired..................................................................         (475,807)             (430,457)
   Proceeds from sales of radio stations........................................              950                25,000
   Purchases of property and equipment..........................................          (12,683)               (1,769)
   Proceeds from sales of property and equipment................................              367                   --
   Loans and advances to officers and related parties...........................           (2,800)              (20,415)
   Increase in other intangibles................................................               --                (2,055)
                                                                                  -----------------      ----------------
     Net cash used in investing activities......................................          (492,300)            (442,797)
FINANCING ACTIVITIES:
   Additions to debt issuance costs.............................................            (2,753)             (14,910)
   Proceeds from senior and subordinated debt...................................           339,000              471,500
   Payments on senior loans, capital lease obligations and subordinated debt....           (53,809)            (101,302)
   Net proceeds from sale of preferred stock and exercise of warrants...........           224,029              143,445
   Purchase of treasury stock...................................................              (130)              (6,393)
   Dividends paid on preferred stock............................................           (21,028)              (2,524)
                                                                                  -----------------      ---------------
     Net cash provided by financing activities..................................           485,309              489,816

Net (decrease) increase in cash and cash equivalents............................           (10,409)              28,246
Cash and cash equivalents at beginning of period................................            30,601               11,893
                                                                                  -----------------      ---------------
Cash and cash equivalents at end of period......................................  $         20,192        $      40,139
                                                                                  =================      ===============

Supplemental disclosure of cash flow information Cash paid during the period for:
   Interest.....................................................................  $        33,348    $           7,058
   Income taxes.................................................................  $           712    $             111

Supplemental disclosure of non-cash financing activities:
Issuance of 250,838 shares of Class A Common Stock and assumption of $15.4 million of debt in connection with the Meadows Acquisition and issuance of 62,792 shares of Class A Common Stock and assumption of $1.6 million in connection with the Sunshine Promotions Acquisition.
          See accompanying notes to consolidated financial statements

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         Information with respect to the three and nine months ended September 30, 1997 and 1996 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of SFX Broadcasting, Inc. (the "Company" or "SFX"), for the periods presented.

         The results of operations for the three and nine month periods are not necessarily indicative of the results of operations for the full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 - RECENT DEVELOPMENT; PENDING SPIN-OFF AND MERGER

         On August 24, 1997, the Company entered into an Agreement and Plan of Merger with SBI Holdings Corporation ("Buyer") and SBI Radio Acquisition Corporation pursuant to which the Company will become a wholly owned subsidiary of Buyer (the "Merger"). In the Merger, holders of the Company's Class A Common Stock will receive $75.00 per share and the holders of the Company's Class B Common Stock will receive $97.50 per share, subject to adjustment under certain circumstances. Pursuant to the merger agreement, the Company intends to spin-off (the "Spin-Off") its concert promotion and venue operation business (the "Spin-Off Company") pro-rata to its stockholders and the holders of certain warrants, options, and stock appreciation rights prior to the effective time of the Merger. In general, the receipt of cash by the Company's stockholders pursuant to the Merger and the receipt of stock in the Spin-Off, will be taxable events for stockholders.

         Upon the consummation of the Spin-Off and prior to the Merger, senior management of the Company will continue to serve in their present capacities with the Company while devoting such time as they deem reasonably necessary to conduct the operations of the Spin-Off Company. Although the Spin-Off Company has not yet entered into employment agreements with such members of senior management, it is anticipated that many members of existing management will become full-time employees of the Spin-Off Company and that Mr. Sillerman will become Executive Chairman of the Spin-Off Company upon consummation of the Merger.

         The Company is currently negotiating substantial acquisitions in the concert promotion and venue operation business, certain of which may be consummated prior to the Spin-Off. At the time of the Spin-Off, the Spin-Off Company is required to repay to the Company all amounts paid in connection with its acquisitions and capital improvements and the Spin-Off Company will assume all the liabilities and obligations related to such company's business. At the time of the Spin-Off, management of the Company will make a good-faith allocation of the working capital between the Company and the Spin-Off Company. Upon the consummation of the Merger, all net working capital of the Company, as determined in accordance with the merger agreement, will be paid to the Spin-Off Company. Even if the Merger does not occur for any reason, the Company intends to consummate the Spin-Off.

         The consummation of the Spin-Off and/or the Merger is subject to certain conditions and the receipt of certain consents including, among other things, the approval of the Company's common stock voting together as a single class, the approval of each of the Class A Common Stock and Series D Preferred Stock, voting separately as a class, and the consents of the holders of the Series E Preferred Stock and certain of the Company's outstanding notes. In addition, the Merger is subject to the receipt of certain regulatory approvals.

         The Company anticipates that the Merger will be consummated in the second quarter of 1998 and that the Spin- Off will occur prior thereto. There can be no assurance that the various approvals or consents will be given or that the conditions to consummating the Merger will be met or that the Spin-Off will occur as presently contemplated or at all.

 NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Recently Completed Acquisitions and Dispositions.

During 1997, the Company completed the following radio broadcasting and concert promotion transactions. All concert promotion acquisitions will be part of the Spin-Off Company and all radio broadcasting acquisitions will be acquired by the Buyer upon consummation of the Merger.

         Radio Broadcasting Acquisitions. In January 1997, the Company purchased one radio station operating in Albany, New York (the "Albany Acquisition"), for a purchase price of $1.0 million.

         In February 1997, the Company acquired two radio stations in Houston, Texas (the "Houston Acquisition"), for a purchase price of $42.9 million, including fees and expenses plus certain contingent payments of up to $750,000.

         Also, in February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut (the "Hartford Acquisition"), for a purchase price of $25.9 million, including fees and expenses.

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like-kind assets. The contract for the sale of the Myrtle Beach stations was in place prior to the merger with Multi-Market Radio, Inc. ("MMR"). No gain or loss was recognized on these transactions as the assets were recently acquired .

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

         Also in April 1997, the Company sold one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition") to Triathlon Broadcasting Company, a related party. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit by the Company since 1996. No gain or loss was recorded on the transaction as the assets was recently acquired.

         In July 1997, the Company acquired substantially all of the assets of four radio stations operating in Richmond, Virginia for approximately $46.5 million, including payments made to buy out minority equity interests which the Company had originally agreed to provide to certain of the sellers (the "Richmond Acquisition").

         In August 1997, the Company acquired two radio stations operating in Pittsburgh, Pennsylvania and two radio stations in Milwaukee, Wisconsin for $35.0 million (the "Hearst Acquisition").

         In August 1997, the Company exchanged one radio station in Pittsburgh, Pennsylvania, which the Company had recently acquired from Secret Communications, and $20.0 million in cash for one radio station in Charlotte, North Carolina (the "Charlotte Exchange"). The Company operated the radio station in Charlotte, North Carolina pursuant to a local market agreement during July 1997.

         Concert Promotion Acquisitions. In January 1997, the Company purchased Delsener/Slater Enterprises, Ltd ("Delsener/Slater"), a concert promotion company based in New York City, for an aggregate consideration of approximately $26.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years, and $1.0 million to be paid, without interest, over ten years (the "Delsener/Slater Acquisition"). The deferred payments are subject to acceleration in certain circumstances.

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

         As of September 30, 1997, the combined concert promotion entities of the Company had current assets of $13.5 million, total assets of $129.4 million, current liabilities of $7.2 million and long-term debt of $20.6 million.

         For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method, with the aggregate purchase price allocated to the tangible and identifiable intangible assets based upon current estimated fair market values. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and subject to final adjustment. The allocation resulted in an excess of costs over estimated fair value of identifiable net assets acquired of approximately $248,214,000, $63,070,000, $42,679,000, $42,124,000,
$36,415,000, $29,934,000, $29,303,000, $21,580,000 and $934,000, for the
Secret Communications Acquisition, the Charlotte Exchange, the Houston Acquisition, the Richmond Acquisition, the Hartford Acquisition, the Sunshine Promotions Acquisition, the Hearst Acquisition, the Delsener/Slater Acquisition and the Albany Acquisition, respectively, in 1997. The assets and liabilities of these acquisitions and the results of their operations for the period from the date of acquisition have been included in the accompanying consolidated financial statements.

Pending Acquisitions and Dispositions.

         The Company expects to complete the following radio broadcasting transactions which will be acquired by the Buyer upon consummation of the Merger.

         Pursuant to separate agreements, the Company has agreed to: (i) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million (the "Chancellor Exchange"); (ii) acquire three radio stations operating in Nashville, Tennessee, where the Company currently owns two radio stations, for $35 million (the"Nashville Acquisition"); (iii) sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for a minimum consideration of $60.0 million (the "Jackson and Biloxi Disposition"); and
(iv) sell one recently acquired radio station in Richmond, Virginia for $4.5 million (the "Richmond Disposition"). The Department of Justice has brought suit alleging that the Chancellor Exchange is likely to reduce competition. The complaint requests permanent injunctive relief preventing the consummation of the acquisition of the Long Island stations by Chancellor. The Company intends to defend the suit vigorously. The aggregate proceeds to be received from these transactions, net of acquisitions, is approximately $40.5 million, of which the Company has deposited $2.0 million in escrow to secure its obligations under these agreements. The Company expects to record a pre-tax gain of approximately $20.0 million on the Jackson and Biloxi Disposition. The Company does not expect to record a gain or loss on the other transactions as the assets were recently acquired.

NOTE 4 - OTHER RECENT TRANSACTIONS

         Preferred Stock Offering. On January 23, 1997, the Company completed the sale of $225.0 million of Series E Cumulative Exchangeable Preferred Stock ("Series E Preferred Stock"). Dividends on the Series E Preferred Stock accrue at the rate of 12 5/8% per annum and are payable on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2002, in cash or additional shares of Series E Preferred Stock. Subject to certain conditions, the shares of the Series E Preferred Stock are exchangeable in whole or in part on a pro rata basis, at the option of the Company, on any dividend payment date, for the Company's 12 5/8% Senior Subordinated Exchangeable Debentures due 2006. The Company is required, subject to certain conditions, to redeem all of the Series E Preferred Stock outstanding on October 31, 2006.

         Note Receivable From Officer. The Company entered into a new employment agreement with Robert F.X. Sillerman, the Company's Executive Chairman, effective January 1, 1997. Pursuant to the terms of the employment agreement, the Company made a $2.5 million loan to Mr. Sillerman. The loan is a full-recourse obligation of Mr. Sillerman and bears interest.
                                      10

In September 1997, the Company fully reserved the loan since the Board of Directors agreed, in principle, to forgive the loan.

         Change of Control Arrangements. Pursuant to Messrs. Sillerman's and Ferrel's employment agreements with the Company, each of them is entitled to receive cash payments aggregating approximately $4.1 million and $1.5 million, respectively, if his employment agreement is terminated following a change of control of the Company. In addition, if their employment agreements are so terminated, Messrs. Sillerman and Ferrel are entitled to receive options ("Change of control Options") to purchase 650,000 shares of Class A Common Stock (300,000 of which would be at an exercise price of $28.00 per share and 350,000 of which would be at an exercise price of $8.38 per share) and 100,000 shares of Class A Common Stock (at an exercise price of $13.75 per share), respectively. It was determined that an excise tax may be assessed against Mr. Sillerman if the Change of Control Options were granted, due to such payments and options possibly being characterized as "parachute payments." In this event, pursuant to the terms of Mr. Sillerman's employment agreement, the Company would be required to indemnify Messrs. Sillerman for one-half of the cost of any such excise tax assessed. Moreover, the Company would lose the deduction of any portion of the compensation subject to the excise tax. In order to facilitate the Merger negotiations, Messrs. Sillerman and Ferrel agreed to amend their employment agreements to reduce the number of Change of Control Options that they would otherwise be entitled to receive to 325,000 shares (300,000 of which would remain at an exercise price of $28.00 per share and 25,000 of which would be at an exercise price of $8.38 per share, for an aggregate cash value based on the Class A Merger Consideration of approximately $15.8 million) and 70,000 shares (at an exercise price of $13.75 per share, for an aggregate cash value based on the Class A Merger Consideration of approximately $4.3 million), respectively, without any further consideration.

         The value of the Change of Control Options relinquished by Messrs. Sillerman and Ferrel (based solely on the Class A Merger Consideration, without giving effect to any right to receive shares of common stock of SFX Entertainment upon exercise) was approximately $21.7 million and $1.8 million, respectively. In addition, the additional excise tax cost to the Company if it granted Mr. Sillerman's relinquished options would have been approximately $11.4 million. Accordingly, the relinquishment of Messrs. Sillerman's and Ferrel's options resulted in net savings to the Company of approximately $34.9 million. The surrender of Messrs. Sillerman's and Ferrel's options was not conditioned on, or linked to, the receipt of any consideration by Messrs. Sillerman and Ferrel.

         Bonus Payments and Loan Forgiveness. On July 31, 1997, the Board of Directors approved the payment of a $1 million bonus to Mr. Ferrel and requested that the Compensation Committee consider the reasonableness and fairness of the payment of a $10 million bonus and the forgiveness of a $2.5 million loan (along with accrued but unpaid interest thereon of approximately $100,000) made by the Company to Mr. Sillerman. In its evaluation, the Compensation Committee received an opinion by an independent, nationally recognized compensation consulting firm that such amounts fell within the range of reasonable fees. The Compensation Committee subsequently recommended and the Board of Directors approved the payment of the $10 million bonus to Mr. Sillerman and approved in principle the forgiveness of his $2.5 million loan. The Company has paid such bonuses and it is anticipated that the loan will be forgiven in the future.

NOTE 5 - NON-RECURRING AND UNUSUAL CHARGES

          In the third quarter of 1997, the Company recorded $18.0 million of non-recurring and unusual charges including amounts related to the pending Spin-Off and Merger which consisted of $11.6 million of executive bonus payments, the establishment of a reserve for a loan made to the Company's Executive Chairman of $2.6 million and $3.8 million of primarily legal and professional fees associated with the Merger and Spin-Off.

         In 1996, the Company recorded non-recurring charges of $27.5 million which included the repurchase of stock and the forgiveness of a loan to the Company's former president, a reserve of a loan and the issuance of warrants to a related party, the purchase of an officer's options and a charge related the termination of a broadcast rights agreement.


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

RECENT DEVELOPMENT; PENDING SPIN-OFF AND MERGER.

         On August 24, 1997, the Company entered into an Agreement and Plan of Merger with SBI Holdings Corporation ("Buyer") and SBI Radio Acquisition Corporation pursuant to which the Company will become a wholly owned subsidiary of Buyer (the "Merger"). In the Merger, holders of the Company's Class A Common Stock will receive $75.00 per share and the holders of the Company's Class B Common Stock will receive $97.50 per share, subject to adjustment under certain circumstances. Pursuant to the merger agreement, the Company intends to spin-off (the "Spin-Off") its concert promotion and venue operation business (the "Spin-Off Company") pro-rata to its stockholders and the holders of certain warrants, options, and stock appreciation rights prior to the effective time of the Merger. In general, the receipt of cash by the Company's stockholders pursuant to the Merger and the receipt of stock in the Spin-Off, will be taxable events for stockholders.

         Upon the consummation of the Spin-Off and prior to the Merger, senior management of the Company will continue to serve in their present capacities with the Company while devoting such time as they deem reasonably necessary to conduct the operations of the Spin-Off Company. Although the Spin-Off Company has not yet entered into employment agreements with such members of senior management, it is anticipated that many members of existing management will become full-time employees of the Spin-Off Company and that Mr. Sillerman will become Executive Chairman of the Spin-Off Company upon consummation of the Merger.

         The Company is currently negotiating substantial acquisitions in the concert promotion and venue operation business, certain of which may be consummated prior to the Spin-Off. At the time of the Spin-Off, the Spin-Off Company is required to repay to the Company all amounts paid in connection with its acquisitions and capital improvements and the Spin-Off Company will assume all the liabilities and obligations related to such company's business. At the time of the Spin-Off, management of the Company will make a good-faith allocation of the working capital between the Company and the Spin-Off Company. Upon the consummation of the Merger, all net working capital of the Company, as determined in accordance with the merger agreement, will be paid to the Spin-Off Company. Even if the Merger does not occur for any reason, the Company intends to consummate the Spin-Off.

         The consummation of the Spin-Off and/or the Merger is subject to certain conditions and the receipt of certain consents including, among other things, the approval of the Company's common stock voting together as a single class, the approval of each of the Class A Common Stock and Series D Preferred Stock, voting separately as a class, and the consents of the holders of the Series E Preferred Stock and certain of the Company's outstanding notes. In addition, the Merger is subject to the receipt of certain regulatory approvals.

         The Company anticipates that the Merger will be consummated in the second quarter of 1998 and that the Spin-Off will occur prior thereto. There can be no assurance that the various approvals or consents will be given or that the conditions to consummating the Merger will be met or that the Spin-Off will occur as presently contemplated or at all.

GENERAL

         Radio Broadcasting. The Company currently owns and operates, provides programming to or sells advertising on behalf of 81 radio stations located in 24 markets. Following completion of the pending acquisitions and the pending dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 74 radio stations located in 19 markets.

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

         The Company's revenues are primarily affected by the advertising rates its radio stations can obtain in the face of competition from radio and other media. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local competitive conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of such agreements. The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. For the nine months ended September 30, 1997, approximately 77% of the Company's radio revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

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

         Concert Promotion. In addition to its radio station operations, in the first nine months of 1997, the Company, through completed acquisitions, became one of the leading promoters of music concerts and other entertainment events. The Company's primary sources of revenues from its concert promotion activities is from ticket sales, sponsorships, concessions and other ancillary services at events which the Company promotes. The most significant expense with respect to its concert promotion activities is talent and other expenses associated with producing an event. The booking of talent in the concert promotion business generally involves contracts for limited engagements often involving a small number of performances. The Company believes that the concert promotion business is highly competitive, and competes with other live entertainment, including sports activities as well as the electronic entertainment industry.

         The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces lower revenues than the second, third and fourth calendar quarters. The Company's radio operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods. The Company anticipates that the second and third quarters will reflect the highest revenues from the Company's concert promotion activities.

RESULTS OF OPERATIONS

         The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition and disposition activity. The major acquisitions in 1996 and 1997, all of which have been accounted for using the purchase method of accounting, and major dispositions were as follows:

         1996 Acquisitions and Dispositions: In February 1996, the Company acquired substantially all the assets of WKKT-FM (formerly WTDR-FM) and WLYT-FM in Charlotte, North Carolina pursuant to the Charlotte Acquisition. In June 1996, the Company acquired substantially all of the assets of WROQ-FM, Greenville, South Carolina, pursuant to the Greenville Acquisition and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina pursuant to the Raleigh-Greensboro Acquisition.

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

         In July 1996, pursuant to the Liberty Acquisition, the Company acquired Liberty Broadcasting, Inc., a privately-held radio broadcasting company which owned and operated or provided programming to or sold advertising on behalf of 14 FM and six AM radio stations located in six markets: Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia. In July 1996, the Company sold three of the Liberty Stations operating in the Washington, DC/Baltimore, Maryland market pursuant to the Washington Dispositions.

         In July 1996, the Company acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi and in August 1996, the Company acquired substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson, Mississippi, pursuant to collectively, the Jackson Acquisitions.

         In October 1996, the Company sold radio station KTCK-AM, Dallas, Texas pursuant to the Dallas Disposition.

         In November 1996, the Company acquired Multi-Market Radio, Inc. ("MMR"), a radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of sixteen FM stations and one AM station located in eight markets: New Haven, Connecticut; Hartford, Connecticut; Springfield/ Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little Rock, Arkansas pursuant to the MMR Merger. Prior to the merger, MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas. MMR had also chosen not to renew its joint sales agreement (" JSA") with one station operating in Augusta, Georgia and its local marketing agreement ("LMA") with one station operating in Myrtle Beach, South Carolina.

         In December 1996, the Company acquired WHSL-FM operating in Greensboro, North Carolina pursuant to the Greensboro Acquisition.

         Also, in December 1996, the Company exchanged the assets of KRLD-AM, operating in Dallas, Texas, along with the Texas State Networks for the assets of KKRW-FM operating in Houston, Texas pursuant to the Houston Exchange.

         The Charlotte Acquisition, the Greenville Acquisition, the Raleigh-Greensboro Acquisition, the Prism Acquisition, the Louisville Disposition, the Liberty Acquisition, the Washington Dispositions, the Jackson Acquisitions, the Dallas Disposition, the MMR Merger, the Greensboro Acquisition and the Houston Exchange are collectively herein referred to as the "1996 Acquisitions and Dispositions."

         1997 Acquisitions and Dispositions: Radio Broadcasting. In January 1997, the Company purchased one radio station operating in Albany, New York, (the "Albany Acquisition").

         In February 1997, the Company acquired two radio stations in Houston, Texas (the "Houston Acquisition").

         Also, in February 1997, the Company consummated the acquisition of radio station WWYZ-FM in Hartford, Connecticut (the "Hartford Acquisition").

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market (the "Myrtle Beach Disposition"). The CBS Exchange was structured as a substantially tax free exchange of like kind assets. The contract for sale of the Myrtle Beach stations was in place prior to the merger with MMR. No gain or loss was recognized on these transactions as the assets were recently acquired.

         In April 1997 the Company acquired substantially all of the assets of three radio stations in Indianapolis, Indiana and in June 1997 the Company acquired substantially all of the assets of four stations in Pittsburgh, Pennsylvania from Secret Communications Limited Partnership ("Secret Communications") (the "Secret Communications Acquisition").

         Also in April 1997, the Company sold one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition") to Triathlon Broadcasting Company ("Triathlon"), a related party. The contract for this sale was in place prior to the merger with MMR. No gain or loss was recorded on the transaction as the assets were recently acquired.

         In July 1997, the Company acquired substantially all of the assets of four radio stations operating in Richmond, Virginia for approximately $46.5 million, including payments made to buy out minority equity interests which the Company had originally agreed to provide to certain of the sellers (the "Richmond Acquisition").

         In August 1997, the Company acquired two radio stations operating in Pittsburgh, Pennsylvania and two in Milwaukee, Wisconsin for $35.0 million (the "Hearst Acquisition").

         In August 1997, the Company also exchanged one radio station in Pittsburgh, Pennsylvania, which the Company had recently acquired from Secret Communications, and $20.0 million in cash for one radio station in Charlotte, North Carolina (the "Charlotte Exchange"). The Company operated the one radio station in Charlotte, North Carolina pursuant to a local marketing agreement during July 1997.

         Concert Promotion. In January 1997, the Company purchased Delsener/Slater Enterprises, Ltd ("Delsener/Slater"), a concert promotion company based in New York City (the "Delsener/Slater Acquisition").

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

         As of September 30, 1997, the combined concert promotion entities of the Company had current assets of $13.5 million, total assets of $129.4 million, current liabilities of $7.2 million and long-term debt of $20.6 million.

         The Albany Acquisition, the Houston Acquisition, the Hartford Acquisition, the CBS Exchange, the Myrtle Beach Disposition, the Secret Communications Acquisition, the Little Rock Disposition, the Richmond Acquisition, the Hearst Acquisition, the Charlotte Exchange, Delsener/Slater Acquisition, the Meadows Acquisition, and the Sunshine Promotions Acquisition, are collectively herein referred to as the "1997 Acquisitions and Dispositions".

         Results for the three and nine months ended September 30, 1996 included WLYT-FM and WKKT-FM (formerly WTDR-FM), Charlotte, North Carolina (the "Charlotte Stations") for which the Company had provided programming and sold advertising time pursuant to an LMA prior to the acquisition of such stations in March 1996; and WHSL-FM in Greensboro, North Carolina for which the Company had sold advertising pursuant to a JSA beginning in the first quarter of 1996. Results for the three and nine months ended September 30, 1997 included WAPE-FM and WFYV-FM, Jacksonville, Florida (the "Jacksonville Stations") for which the Company had provided programming and sold advertising time pursuant to an LMA since July 1, 1996. Results for the three and nine months ended September 30, 1997 also include the results for WRFX-FM in Charlotte, North Carolina for which the Company had provided programming and sold advertising time pursuant to an LMA during July 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         The Company's total net revenue increased 171% to $122.9 million from $45.3 million, for the three months ended September 30, 1997 ("1997 quarter") and 1996 ("1996 quarter"), respectively, primarily as a result of the 1996 Acquisitions and Dispositions and the 1997 Acquisitions and Dispositions (collectively the "Recent Acquisitions") which increased net revenues $75.1 million, including $44.8 million of concert promotion revenue. In addition, the net revenue at existing stations increased as a result of strong radio advertising, combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all radio stations owned and operated as of September 30, 1997 were owned for the periods reported, net radio broadcasting revenue would have increased approximately 12% from the 1996 quarter.

         Radio station operating expenses increased 65% to $46.7 million in the 1997 quarter from $28.3 million in the 1996 quarter primarily due to the inclusion of expenses of $17.7 million related to the Recent Acquisitions as discussed above and increased expenses at the Company's existing stations primarily related to higher variable costs resulting from the increase in net revenues. In addition, $35.6 million of concert promotion operating expenses were recorded in the 1997 quarter.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 123% to $13.4 million from $6.0 million in the 1996 quarter due to the inclusion of $6.8 million of depreciation and amortization related to the Recent Acquisitions and increased amortization related to debt issuance costs.

         Corporate, general and administrative expenses were $2.5 million and $1.7 million for the 1997 quarter and 1996 quarter, respectively. The increase reflects the growth in the Company's overall operations and its contractual obligation to perform services for Triathlon. As a percent of total net revenue, corporate general and administrative expense declined from 3.7% to 2.0% from the comparable prior year period. The 1997 quarter corporate, general and administrative expenses are net of $483,000 of fees from Triathlon.

         Operating income was $6.6 million for the 1997 quarter as compared to operating income of $9.3 million for the 1996 quarter due to the results discussed above. In addition, the 1997 quarter also included $18.0 million of non-recurring and unusual charges, including amounts related to the pending Spin-Off and Merger, which consisted of $11.6 million of executive bonuses, the establishment of a reserve for a loan from the Company's Executive Chairman of $2.6 million and $3.8 million of primarily legal and professional fees associated with the transaction.

         Interest expense, net of investment income, increased 68% to $18.3 million from $11.0 million in the 1996 quarter, primarily as a result of borrowings under the Company's Credit Agreement.

         The Company recorded state income tax expense of $240,000 in the 1997 quarter and no federal or state income tax benefit or expense for the 1996 quarter. The Company did not recognize a federal tax benefit for losses for the three months ended September 30, 1997 and 1996 periods based upon the expectation of recording a full valuation allowance for the full year loss, prior to giving effect to the pending acquisitions.

         The Company's net loss was $12.0 million for the 1997 quarter compared to a net loss of $2.2 million for the 1996 quarter due to the factors discussed above.

         Net loss applicable to common stock increased to $21.9 million in the 1997 quarter from $4.8 million in the 1996 quarter due to the increase in the net loss and dividends related to the Company's 12 5/8% Series E Cumulative Exchangeable Preferred Stock (the "Series E Preferred Stock") issued in January 1997.

         Broadcast Cash Flow increased 85% to $31.4 million for the 1997 quarter from $17.0 million for the 1996 quarter. The increase was a result of the inclusion of cash flow from the Recent Acquisitions of $12.6 million as well as $1.8 million of improved results at the Company's existing stations. On a same station basis, assuming all radio stations were owned and operated as of September 30, 1997 were owned for the periods reported, Broadcast Cash Flow from radio stations would have increased approximately 19% from the 1996 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company's total net revenue increased 198% to $264.7 million from $92.8 million, for the nine months ended September 30, 1997 and 1996, respectively, primarily as a result of the Recent Acquisitions which increased net revenues $91.3 million, including $75.7 million of concert promotion revenue. In addition, the net revenue at existing SFX stations increased as a result of strong radio advertising, combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all radio stations owned and operated as of September 30, 1997 were owned for the periods reported, net radio broadcasting revenue would have increased approximately 10% from the nine months ended September 30, 1996.

         Radio station operating expenses increased 89% to $115.9 million for the nine months ended September 30, 1997 from $61.4 million for the nine months ended September 30, 1996 primarily due to the inclusion of expenses of $52.9 million related to the Recent Acquisitions as discussed above and $1.5 million of increased expenses at the Company's existing stations primarily related to increased advertising and promotion costs and higher variable costs resulting from the increase in net revenues. In addition, $63.4 million of concert promotion operating expenses were recorded in the nine months ended September 30, 1997.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 195% to $31.4 million from $10.7 million in the nine months ended September 30, 1996 due to the inclusion of $19.4 million of depreciation and amortization related to the Recent Acquisitions and increased amortization related to debt issuance costs.

         Corporate, general and administrative expenses were $6.4 million and $4.5 million for the nine months ended September 30, 1997 and nine months ended September 30, 1996, respectively. The increase reflects the growth in the Company's overall operations and its contractual obligation to perform services for Triathlon Broadcasting Company. As a percent of total net revenue, corporate general and administrative expense declined from 4.8% to 2.4% from the comparable prior year period. Corporate, general and administrative expenses for the nine months ended September 30, 1997 are net of $1.7 million of fees from Triathlon.

         Operating income was $29.2 million for the nine months ended
September 30, 1997 as compared to operating loss of $11.2 million for the nine months ended September 30, 1996 due to the results discussed above and as a result of a decrease in non-recurring and unusual charges from $27.5 million in 1996 to $18.0 million in 1997. The 1997 non-recurring and unusual charges, including amounts related to the pending Spin-Off and Merger, consisted of $11.6 million of executive bonuses, the establishment of a reserve for a loan from the Company's Executive Chairman of $2.6 million and $3.8 million of primarily legal and professional fees associated with the pending Spin-Off and Merger. The 1996 non-recurring charges of $27.5 million included the repurchase of stock from and the forgiveness of a loan to the Company's former president, a reserve of a loan and the issuance of warrants to a related party, the purchase of an officer's options and a charge related the termination of a broadcast rights agreement.

         Interest expense, net of investment income, increased 132% to $43.7 million from $18.8 million in the nine months ended September 30, 1997, primarily due to interest on the $450.0 million in aggregate principal of the Company's 10 3/4% Senior Subordinated Notes due 2006 issued in May 1996 (the "Note Offering") and interest on borrowings under the Credit Agreement.

         The Company recorded state income tax expense of $845,000 for the nine months ended September 30, 1997 and no federal or state income tax benefit or expense for the nine months ended September 30, 1996. The Company did not recognize a federal tax benefit for losses for the nine months ended September 30, 1997 and 1996 periods based upon the expectation of recording a full valuation allowance for the full year loss, prior to giving effect to the pending acquisitions.

         The Company's net loss was $15.4 million for the nine months ended September 30, 1997 compared to a net loss of $45.3 million for the nine months ended September 30, 1996 was due to the factors discussed above and a $15.2 million extraordinary loss on debt retirement recorded in 1996.

         Net loss applicable to common stock decreased to $43.1 million in the nine months ended September 30, 1997 from $48.9 million in the nine months ended September 30, 1996 due to the decrease in the net loss partially offset by dividends on the Series D Preferred Stock and the Series E Preferred Stock issued in May 1996 and January 1997, respectively.

         Broadcast Cash Flow increased 133% to $73.1 million for the nine months ended September 30, 1997 from $31.4 million for the nine months ended September 30, 1996. The increase was a result of the inclusion of cash flow from the Recent Acquisitions of $38.3 million as well as $3.4 million of improved results at the Company's existing stations. On a same station basis, assuming all radio stations were owned and operated as of September 30, 1997 were owned for the periods reported, Broadcast Cash Flow from radio would have increased approximately 22% from the 1996 period.

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

         Statement of Cash Flows. Net cash used in operations for the nine months ended September 30, 1997 was $3.4 million as compared to cash used in operations of $18.8 million for the nine months ended September 30, 1996. The decrease in 1997 as compared to 1996 was primarily attributable to improved Broadcast Cash Flow and the greater cash impact of the non-recurring changes incurred in 1996.

         Net cash used in investing activities for the nine months ended September 30, 1997 was $492.3 million as compared to cash used in investing activities of $442.8 million for the nine months ended September 30, 1996. Cash used in investing activities in 1997 related primarily to the Secret Communications, Delsener/Slater, Sunshine, Hearst, Richmond, Charlotte, Albany, Houston, Hartford and Meadows Acquisitions. Cash used in investing activities in the 1996 related primarily to the Liberty, Prism, Jackson, Charlotte, Greenville and Raleigh-Greensboro Acquisitions.

        Net cash provided by financing activities for the nine months ended September 30, 1997 was $485.3 million as compared to cash provided by financing activities of $489.8 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, cash provided by financing activities related primarily to $215.3 million of proceeds from the Company's public offering of its Series E Preferred Stock in January 1997 (the "Series E Preferred Stock Offering") and $285.2 million of net borrowings under the Company's $400.0 million Senior Credit facility, as amended (the "Credit Agreement"), partially offset by the payment of dividends on preferred stock. The net cash provided by financing activities in 1996 was primarily due to the proceeds of the Note Offering and the Series D Preferred Stock Offering.

        1996 Acquisitions and Dispositions. During 1996 the Company completed the Charlotte Acquisition ($21.5 million), the Greenville Acquisition ($14.3 million), the Raleigh-Greensboro Acquisition ($37.3 million), the Jackson Acquisitions ($6.7 million), the Prism Acquisition ($106.7 million), the Liberty Acquisition ($240.7 million), the Greensboro Acquisition ($6.7 million) and the MMR Merger (net cash of $55.4 million). In addition, the Company received $18.5 million, $25.0 million and $13.4 million for the Louisville Dispositions, the Washington Dispositions and the Dallas Disposition, respectively.

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

        1997 Acquisitions and Dispositions. In 1997, the Company consummated the Delsener/ Slater Acquisition ($23.6 million plus $4.0 million of deferred payments), the Albany Acquisition ($1.0 million), the Hartford Acquisition ($25.9 million),the Houston Acquisition ($42.9 million plus certain contingent payments of up to $750,000), the Meadows Acquisition ( $0.9 million in cash, shares of SFX Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt), the Secret Communications Acquisition ($255.0 million), the Sunshine Promotions Acquisition ($53.9 million cash plus $2.0 million in deferred payments, shares of Class A Common Stock with a value of approximately $4.0 million and the assumption of $1.6 million of debt), the Richmond Acquisition ($46.5 million cash plus $0.6 million in deferred payments),and the Hearst Acquisition ($35.0 million). The primary source of funds for these acquisitions was proceeds from the Series E Preferred Stock Offering and the Credit Agreement.

        In 1997, the Company also completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value of approximately $4.3 million) and one radio station operating in Little Rock, Arkansas for $4.1 million, of which $3.5 million had been held as a deposit.

        In addition, the Company exchanged one radio station in Pittsburgh, Pennsylvania, which the Company recently acquired from Secret Communications and $20.0 million in cash for one radio station in Charlotte, North Carolina. The primary source of funds for these acquisitions was proceeds from the Credit Agreement.

        Pending Acquisitions and Dispositions. Pursuant to separate agreements, the Company has agreed to: (i) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million (the "Chancellor Exchange");
(ii) acquire three radio stations operating in Nashville, Tennessee, where the Company currently owns two radio stations, for $35 million (the"Nashville Acquisition"); (iii) sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for a minimum consideration of $60.0 million (the "Jackson and Biloxi Disposition"); and (iv) sell one recently acquired radio station in Richmond, Virginia for $4.5 million (the "Richmond Disposition"). The aggregate proceeds to be received from these transactions, net of acquisitions, is approximately $40.5 million, of which the Company has deposited $2.0 million in escrow to secure its obligations under these agreements. The Company expects to record a pre-tax gain of approximately $20.0 million on the Jackson and Biloxi Disposition. The Company does not expect to record a gain or loss on the other transactions.

The Company anticipates that it will consummate all of the pending acquisitions and dispositions as follows:


                                                    CASH (PURCHASE) SALE                     ANTICIPATED DATE OF
TRANSACTION                                        PRICE (1) (IN MILLIONS)                       CONSUMMATION
Jackson and Biloxi Disposition                              60.0                               1st quarter 1998
Richmond Disposition                                         4.5                               1st quarter 1998
Nashville Acquisition                                      (35.0)                              1st quarter 1998
Chancellor Exchange                                         11.0                               3rd quarter 1998

(1) Represents the gross cash sales or purchase price for the corresponding transaction. Certain of these amounts do not reflect amounts advanced or placed in escrow.

         The timing and completion of each of the above pending transactions are subject to a number of closing conditions, certain of which are beyond the Company's control. The pending acquisition, exchange and dispositions are subject to the approval of the Federal Communications Commission and the Company's lenders. Additionally, the Department of Justice Antitrust Division has indicated its intention to review matters related to the concentration of ownership within markets even when the ownership in question is in compliance with the provisions of the Telecom Act. In November 1997, the Department of Justice brought suit alleging that the Chancellor Exchange is likely to reduce competition. The complaint requests permanent injunctive relief preventing the consummation of the acquisition of the Long Island stations by Chancellor. The Company intends to defend the suit vigorously. While the Company believes that each of the pending acquisitions and the pending dispositions does not substantially lessen competition, there can be no assurance that the Department of Justice will not prevail in its suit challenging the Chancellor Exchange or will not take a contrary position with respect to the other pending acquisitions and dispositions, which could delay or prevent the consummation of any of the pending acquisitions or require the Company to restructure its ownership in the relevant market or markets.

         The pending acquisitions will be accounted for using the purchase method of accounting and the intangible assets created in the purchase transactions will be amortized against future earnings. The amount of such amortization will be substantial and will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact the Company's Broadcast Cash Flow.

         The Merger agreement places certain restrictions on the conduct of business by the Company, including a restriction against any future radio stations acquisitions or dispositions (other than the pending acquisition and dispositions). However, pursuant to the merger agreement, the Company is permitted to acquire businesses related to its concert promotion and venue operation business, which the company intends to Spin-Off prior to the Merger. The Company is currently negotiating with respect to substantial acquisitions in the concert promotion and venue operation business, certain of which may be consummated prior to the Spin-Off.

         Prior to the completion of the pending Merger and Spin-Off, the Company expects to incur additional professional fees and other expenses related to the transactions. In addition, the Company intends to call the 250,838 shares of Class A Common Stock (the "Meadows Shares") issued in connection with Meadows Acquisition for an aggregate purchase price of $8.3 million prior to the Merger.

         Capital expenditures totaled $12,683,000 in the nine months ended September 30, 1997 as compared to $1,769,000 in the nine months ended September 30, 1996. Capital expenditures in 1997 included cash paid for building, computer equipment, leasehold improvements, broadcasting equipment and general operating equipment. The Company expects that capital expenditures in 1997 will substantially exceed historical levels due to the overall growth of the Company, one time costs associated with consolidating newly acquired radio stations into common facilities with existing stations and capital expenditures requirements of the Company's new concert promotion business.

         Sources of Liquidity. As of September 30, 1997, the Company's cash and cash equivalents totaled $18.5 million representing 1.3% of assets. As of November 10, 1997, $94 million remained available under the Credit Agreement. Borrowings under the Credit Agreement may be used to finance permitted acquisitions, for working capital and general corporate purposes, and for letters of credit up to $20.0 million. The facility converts into a five-year term loan on March 31, 2000, with repayment due in quarterly installments commencing December 31, 1998, and with the final payment due June 30, 2005. The principal will be amortized by 18% in 2000, 18% in 2001, 18% in 2002, 18% in 2003, 18% in 2004 and 10% in 2005. Interest on the funds borrowed under the Credit Agreement is based on a floating rate selected by the Company of either
(i) the higher of (a) the Bank of New York's prime rate and (b) the federal funds rate plus 0.5%, plus a margin which varies from 0.125% to 1.0%, based on the Company's then-current leverage ratio, or (ii) the LIBOR rate plus a margin which varies from 0.5% to 2.25%, based on the Company's then-current leverage ratio. The Company must prepay certain outstanding borrowings in advance of their scheduled due dates in certain circumstances. The Company must also pay annual commitment fees of 0.375% of the unutilized total commitments under the Credit Agreement. The Company's obligations under the Credit Agreement are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable, and are guaranteed by the Company's subsidiaries.

         The Company may require financing in addition to cash on hand in order fund to the Nashville Acquisition, fund any additional acquisitions in the concert promotion business, purchase the Meadows Shares, finance capital expenditures and fund working capital requirements. The Company anticipates obtaining such financing through borrowings under the Credit Agreement, proceeds from the Jackson and Biloxi Disposition, the Richmond Disposition and the Chancellor Exchange and the issuance of additional debt and/or equity. The Credit Agreement prohibits the Company from utilizing funds available thereunder unless the Company meets certain specified financial tests, such as maximum leverage, senior leverage ratios and pro forma interest expense. The ability of the Company to meet such tests is dependent on the cash flow of the Company, giving effect to the consummation of the acquisitions and dispositions of the Company. In addition, the availability of additional acquisition financing, depending on its terms, could be restricted by the terms of the Credit Agreement, the debt incurrence test under the Note Indenture, the Series D Preferred Stock and/or the Series E Preferred Stock. At the time of the Spin-Off, the Spin-Off Company will repay to the Company any amounts used by the Spin-Off Company in connection with acquisitions or capital improvements and will assume all liabilities and obligations related to such company's business. There can be no assurance that the Company will be able to consummate the pending dispositions of the Chancellor Exchange, will have adequate borrowing capacity under the Credit Agreement or will be able to obtain additional financing on terms acceptable or the Company or at all.

         The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its debt (including the Notes and the Company's borrowings under the Credit Agreement), to make dividend payments on the Series D Preferred Stock and the Series E Preferred Stock and to redeem the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the radio stations to be acquired and the integration of these stations into the Company's operations. The Company's borrowings under the Credit Agreement will be, and other future borrowings may be, at variable rates of interest, which will result in higher interest expense in the event of increases in interest rates. There can be no assurance that the Chancellor Exchange, the Richmond Disposition or the Jackson and Biloxi Disposition will be consummated, that the Company will be able to borrow under the Credit Agreement, that the Company's business will generate sufficient cash flow from operations, that anticipated improvements in operating results will be achieved or that future working capital borrowings will be available in an amount to enable the Company to service its debt, to make dividend and redemption payments and to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of the Notes, or the aggregate liquidation preference of the Series E Preferred Stock and the Series D Preferred Stock prior to their maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of radio stations or otherwise for any such refinancing.

         Interest and Dividends. The Company pays interest on the $450.0 million 10 3/4% Senior Subordinated Notes due 2006 semi-annually on May 15 and November 15. The interest incurred under the Credit Agreement is paid as each short-term borrowing matures. The Company's current LIBOR based rate loans mature in one to three months. As of November 10, 1997 the Company had outstanding borrowings under the Credit Agreement of $306.0 million and the average interest rate on these borrowings approximated 7.7%. Dividends on the $225.0 million Series E Preferred Stock accrue at the rate of 12.625% per annum and are payable in cash or additional shares of Series E Preferred Stock on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2000, in cash or additional shares of Series E Preferred Stock. On July 15, 1997, the Company elected to pay a cash dividend. Dividends on the $149.5 million Series D Preferred Stock accrue at the rate of 6.5% per annum and are payable on February 28, May 31, August 31 and November 30 of each year. The Company paid $1.0 million in November 1997 to redeem the outstanding shares of Series B Preferred Stock. The $2.0 million Series C Preferred Stock accrues dividends at the rate of 6.0% per annum which are payable on January 1, April 1, July 1, and October 1 of each year.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 29, 1997, two lawsuits were commenced against the Company and its directors in the Court of Chancery of the State of Delaware (New Castle County). Plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the Merger to the holders of Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the Merger, or, in the alternative, seek monetary damages. The defendants have filed answers denying the allegations and discovery has commenced. While the lawsuits seeks, among other things, injunctive relief, counsel has advised the Company that it is unlikely that the plaintiffs will obtain relief which would materially delay consummation of the Merger. The Company and its directors will defend both lawsuits vigorously.

         On November 6, 1997, the Department of Justice brought suit in the United States District Court for the Eastern District of New York against Chancellor Media Company, Inc. and the Company, alleging that the proposed acquisition by Chancellor of four Long Island stations owned by the Company is "likely to reduce competition substantially for radio advertising time for coverage of Suffolk County in violation of the Clayton and Sherman Acts." The Company's Long Island stations are currently being operated by Chancellor pursuant to a Local Marketing Agreement ("LMA"). The Complaint requests injunctive relief preventing the consummation of the acquisition and an order terminating the LMA within 30 days after such injunction. While the Merger is subject to independent review by the Justice Department, the Justice Department has publicly taken the position that the Merger will not be linked to this case. The defendants have not answered and there have been no other proceedings to date. The Company intends to defend the suit vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on November 27, 1996).
3.2 By-laws, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on November 27, 1996).

10.1 Third Amended and Restated Credit Agreement, dated as of June 23, 1997, among SFX Broadcasting, Inc., the subsidiaries of SFX Broadcasting, Inc. the subsidiaries of SFX Broadcasting, Inc. from time to time parties thereto, The Bank of New York, individually and as agent for the lenders, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on July 11,
          1997).
10.2 Agreement and Plan of Merger, dates as of August 24, 1997, among SBI Holding Corporation, SBI Radio Acquisition Corporation and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on August 26, 1997).
10.3 Stockholder Agreement, dates as of August 24, 1997, among SBI Holding Corporation, SBI Radio Acquisition Corporation, Robert F.X. Sillerman and SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Commission on August 26, 1997).
10.4 Consulting, Non-Compete and Termination Agreement, dated as of August 24, 1997, among SBI Holding Corporation, SFX Broadcasting, Inc. and Robert F.X. Sillerman.
10.5      SFX Broadcasting, Inc. Director Deferred Stock Ownership Plan.
11.       Statement regarding Calculation of Per Share Earnings.
27.       Financial Data Schedule.


         (b)       Reports on Form 8-K

         On July 11, 1997, the Company filed a Form 8-K under Item 5 (Other Events) thereof, disclosing (i) the unaudited condensed pro forma combined financial statements of the Company, (ii) an increase in the amount of the Company's senior revolving credit facility to $400.0 million and a reduction of the applicable interest rate on borrowings thereunder and (iii) the acquisition of substantially all of the assets of Sunshine Promotions, Inc. one of the largest concert promoters in the Midwest, and certain other related entities.

         On August 26, 1997, the Company filed a Form 8-K under Item 5 (Other Events) thereof, disclosing the execution of a definitive merger agreement with SBI Holding Corporation and SBI Radio Acquisition, pursuant to which the Company will become a wholly-owned subsidiary of SBI Holding Corporation. In connection with the merger agreement, the Company also entered into a Stockholder Agreement with SBI Holding Corporation, SBI Radio Acquisition Corporation and Robert F.X. Sillerman, pursuant to which Mr. Sillerman has agreed to vote his shares of the Company's common stock in favor of the Merger and against any competing transaction.

                                  SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







          SFX BROADCASTING, INC.



Date:     November 14, 1997


          By: \s\Howard J. Tytel
              -----------------------------------
               Howard J. Tytel
               Executive Vice President and
               Secretary


Date:     November 14, 1997


          By: \s\Thomas P. Benson
              -----------------------------------
               Thomas P. Benson
               Chief Financial Officer and
               Treasurer