Form 10-K
period 1997-12-31
SFX BROADCASTING INC
filed 1998-03-18
CIK 908612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from        to

                        Commission File Number: 0-22486


                             SFX BROADCASTING, INC.
             (Exact name of Registrant as Specified in its Charter)


          Delaware                                      13-3649750
(State or other Jurisdiction               (I.R.S. Employer Identification No.)
      of Incorporation)

650 Madison Avenue, 16th Floor, New York, New York                      10022
    (Address of Principal Executive Offices)                         (Zip Code)

                                 (212) 838-3100
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
             CLASS A COMMON STOCK, $.01 PAR VALUE; CLASS B WARRANTS
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value as of the close of business on March 4, 1998 of the common equity held by non-affiliates of the registrant was $866,391,868.

         The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 4, 1998 was 9,556,924 and 1,047,037, respectively.


                                     PART I

ITEM 1.           BUSINESS.

         An index of defined terms is located on page 71 of this Annual Report on Form 10-K.

GENERAL

         SFX Broadcasting, Inc., a Delaware corporation (the "Company"), was incorporated in 1992 principally to acquire and operate radio stations. Upon consummation of the Company's initial public offering in late 1993, the Company owned and operated or provided programming to ten radio stations in six markets. During the past four years, the Company has significantly expanded its radio station operations. The Company is currently one of the largest radio station groups in the United States and owns or operates, provides programming to or sells advertising on behalf of 86 radio stations in 24 markets. The Company's radio stations are diverse in terms of format and geographic markets and are organized into five contiguous regional clusters designed to maximize market penetration. Upon consummation of the Pending Acquisitions and the Pending Disposition (each as defined herein), the Company will own or operate, provide programming to or sell advertising on behalf of 74 radio stations (57 FM and 17 AM stations) in 21 markets. In addition, the Company will rank number one or two in 1997 combined market revenues in 15 of its 21 markets and will own or operate two or more stations in 20 of these markets.

         In addition to owning and operating radio stations, in 1997 the Company, through its subsidiaries has become a significant operator of venues for, and promoter of, music concerts and other live entertainment events. Prior to the consummation of the 1998 Entertainment Acquisitions (as defined herein), the Company owned and/or operated under lease or exclusive booking arrangement a total of nine venues. In connection with the proposed Spin-Off (as defined herein) the Company has contributed its live entertainment business to its subsidiary SFX Entertainment, Inc. ("SFX Entertainment"). Giving effect to the consummation of the 1998 Entertainment Acquisitions, SFX Entertainment is a diversified promoter and producer of live entertainment, including music concerts, theatrical shows and specialized motor sports events. In addition, SFX Entertainment's venue network is comprised of 40 venues (consisting of amphitheaters, theaters and clubs) either directly owned or operated under lease or exclusive booking arrangement. For a description of the business of SFX Entertainment, see "Item 1. Business" of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of SFX Entertainment filed as Exhibit
99.1 hereto (the "SFX Entertainment 10-K") which is incorporated herein by reference.

Merger and Spin-Off

         On August 24, 1997, the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with SBI Holding Corporation ("Buyer") and SBI Radio Acquisition Corporation ("Buyer Sub") pursuant to which Buyer Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of Buyer (the "Merger"). Pursuant to the Merger, each outstanding share of the Company's (a) Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), will convert into the right to receive $75.00 (the "Class A Merger Consideration"), (b) Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), will convert into the right to receive $97.50 (the "Class B Merger Consideration") and (c) 6 1/2% Series D Cumulative Convertible Exchangeable Preferred Stock ("Series D Preferred Stock") will convert into the right to receive an amount (currently $82.40) equal to the product of (i) $75.00 and (ii) the number of shares of Class A Common Stock into which that share would convert immediately prior to the consummation of the Merger; in each case, subject to increase under certain circumstances. In addition to the cash payment, the Merger Agreement also provides for the spin-off of its live entertainment business now held by SFX Entertainment (the "Spin-Off") to shareholders of the Company's common stock, Series D Preferred Stock and holders of certain other Company securities. The shares of SFX Entertainment will be issued in the Spin-Off as a taxable dividend. It is anticipated that following the Spin-Off, SFX Entertainment's Class A common stock will trade on the Nasdaq National Market or a national securities exchange. However there can be no assurance that there will be an active market in such shares after the Spin-Off. Except as set forth in "--Merger and Spin-Off," it is anticipated that after the effectiveness of the Merger there will be no substantial continuing business relationships between the Company and SFX Entertainment, other than relationships that may be entered into from time to time in the future after arm's-length negotiations between the Company (as controlled by Buyer) and SFX Entertainment.

         The Merger and the Spin-Off (as presently contemplated) is subject to a number of conditions, including approval by the Company's stockholders. A special meeting of stockholders is scheduled to be held on March 26, 1998 (the "Special Stockholders Meeting"). A proxy statement and proxy card relating to the Special Stockholders Meeting were mailed on or about February 17, 1998 to shareholders of record on February 10, 1998, and Supplement No. 1 and a new proxy card will be mailed on or about March 17, 1998. There can be no assurance that either the Merger or Spin-Off will be consummated on the terms described herein or at all. See "--The Merger and Spin-Off."

         Radio Stations. The following chart sets forth certain information with respect to the Company's stations after giving affect to the Pending Acquisitions and the Pending Disposition:


                                                                          NUMBER OF
                                                                          STATIONS
                                                                          OPERATED
                                                           NUMBER         FOLLOWING                        1997          1997
                                           NUMBER OF         OF            PENDING         COMBINED      COMBINED      COMBINED
                                           STATIONS       STATIONS       ACQUISITIONS       MARKET        MARKET        MARKET
                              MARKET       CURRENTLY        TO BE        AND PENDING       AUDIENCE       REVENUE       REVENUE
          MARKET             RANK (1)     OPERATED(2)     ACQUIRED       DISPOSITION      SHARE(1)(3)   SHARE(1)(3)   RANK(1)(3)
--------------------------- ----------   -------------   ----------     ---------------  ------------- ------------- ------------
                                                                         AM       FM
                                                                         --       --
NORTHEAST REGION
Providence, RI                  31             3             --            1        2        22.5%         30.3%           2
Hartford, CT                    42             5             --            1        4        29.4%         34.6%           2
Albany, NY                      57             5             --            2        3        25.1%         34.2%           1
Springfield/Northampton, MA     77             3             --            1        2        20.8%         28.0%           1
New Haven, CT                   95             2(4)          --           --        2        34.7%         54.4%           1

MID-SOUTH ATLANTIC REGION
Charlotte, NC                   36             3             --           --        3        24.0%         30.7%           2
Greensboro, NC                  40             4             --            2        2        16.0%         18.8%           4
Nashville, TN                   44             2              3(5)        --        5        34.8%         39.7%           1
Greenville-Spartanburg, SC      58             4             --            1        3        32.1%         46.5%           1

MID-ATLANTIC REGION
Pittsburgh, PA                  20             5             --            1        4        28.8%         35.9%           1
Milwaukee, WI                   30             2             --            1        1         9.8%          9.0%           4
Indianapolis, IN                37             3             --            1        2        19.0%         27.2%           2
Raleigh-Durham, NC              48             4             --           --        4        31.6%         39.2%           1
Richmond, VA                    56             4             --           --        4        26.8%         26.8%           2

SOUTHERN REGION
Jacksonville, FL                51             4              2(5)         2        4        36.5%         47.8%           1
Daytona Beach, FL               92             1             --           --        1        10.3%         30.3%           2

SOUTHWEST REGION
Dallas, TX                       6             2             --           --        2         5.2%          3.5%           8
Houston, TX                      9             4             --            1        3        17.0%         14.7%           3
San Diego, CA                   15             2             --           --        2        10.1%         10.9%           4
Tucson, AZ                      61             4             --            2        2        27.7%         27.7%           1
Wichita, KS                     89             3             --            1        2        19.5%         19.4%           3
                                               -             --            -        -
Total                                         69              5           17       57


------------------------------------

(1) Based upon BIA Research, Inc.'s ("BIA") 1997 Market, Stations Revenues and Ranking.
(2) Does not include twelve radio stations which are currently owned by the Company which are to be transferred pursuant to the Chancellor Exchange and the Jackson and Biloxi Disposition (each as defined herein).
(3) Ranks radio stations currently operated and radio stations anticipated to be operated by the Company upon the consummation of the Pending Acquisitions and the Pending Disposition against radio stations actually owned and operated in 1997 by other market participants.
(4) Includes one station which the Company does not own or operate but sells advertising on behalf of pursuant to a joint sales agreement.
(5) The Company currently provides programming and sells advertising on these stations pursuant to a local marketing agreement.

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

         Assemble Market Clusters with Regional Concentrations. The Company has capitalized on the Telecommunications Act of 1996 (the "Telecom Act") by assembling and operating a cluster of stations in each of its principal markets. The Company believes that, by having a larger share of the total advertising inventory in a particular market, it can offer advertisers attractive packages of advertising options. The Company also believes that its cluster approach will allow it to operate its stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses. By assembling market clusters with a regional concentration, the Company believes that it will be able to increase revenues by targeting regionally-based advertisers and capturing a larger share of their advertising budgets. The Company believes that its cluster approach will allow it to compete more effectively against other advertising mediums including newspaper and television.

         Enhance Revenues and Control Costs. The Company seeks to maximize Broadcast Cash Flow by employing management techniques to enhance revenues while maintaining strict cost controls. Key elements of the Company's strategy include:

                  Aggressive Sales and Inventory Management. In each of its market clusters, the Company utilizes sophisticated sales reporting systems to monitor its sales activity and to formulate and implement pricing strategies and inventory controls. The Company believes that having a larger share of the total advertising inventory in a particular market enhances its ability to identify market trends, as well as to compete on a more equal basis with non-radio competitors which now control approximately 90% of the advertising revenue in the Company's markets.

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

         Leverage Regional Management Structure. The Company emphasizes both regional and local management of its radio stations. In 1996, in connection with its rapid growth, the Company implemented a new regional management structure. The regional operations are currently managed under the direction of five regional vice presidents, each of whom reports directly to the Company's Chief Executive Officer and Chief Operating Officer. Each of these regional vice presidents is an experienced executive with over 15 years of radio broadcasting experience. Through this regional management structure, the Company believes that it will be able to more readily transfer the programming and sales successes of individual stations and clusters to other stations and clusters within the same region. The Company believes that regional management and coordination will enable it to maximize the benefits of operating a large number of radio stations in numerous markets while maintaining controls over local operations. Local management is primarily responsible for building and developing a sales team capable of converting the station's audience rankings into revenues. The Company's general managers and sales managers are motivated through incentive compensation based primarily upon their station's cash flow performance.

         Merger Agreement. The Merger Agreement contains certain restrictions on the Company and its operations. In particular, the Company has agreed without the consent of the Buyer not to, among other things, (a) acquire or sell assets, (b) incur indebtedness or make loans, (c) modify or terminate any material contract and (d) enter into a local marketing agreement ("LMA"), joint sales agreement ("JSA") or similar agreement with any entity other than the Buyer. These restrictions may impact the Company's ability to implement its operating strategy. See "--The Merger and Spin-Off."

1997 AND 1998 ACQUISITIONS AND DISPOSITIONS--RADIO STATIONS

         During 1997 through the date hereof, the Company acquired or entered into agreements to acquire 21 stations in 9 markets, net of certain dispositions. The major acquisitions and dispositions during this period were as follows:

         In January 1997, the Company purchased one radio station operating in Albany, New York for $1.0 million (the "Albany Acquisition").

         In February 1997, the Company purchased WWYZ-FM, operating in Hartford, Connecticut, for a purchase price, including the payment of fees and expenses, of $25.9 million (the "Hartford Acquisition"). The Hartford Acquisition increased the number of stations the Company owns in the Hartford market to five.

         In March 1997, the Company acquired two radio stations operating in Houston, Texas, for a purchase price of approximately $43.0 million, exclusive of certain additional contingent liabilities which may become payable (the "Texas Coast Acquisition"). The Texas Coast Acquisition increased the number of stations the Company owns in the Houston market to four.

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like-kind assets. The contract for the sale of the Myrtle Beach stations was in place prior to the merger with Multi- Market Radio, Inc. (the "MMR Merger"). No gain or loss was recognized on these transactions as the Myrtle Beach stations were recently acquired.

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

         Also in April 1997, the Company sold one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition") to Triathlon Broadcasting Company ("Triathlon"), a publicly traded radio broadcasting company. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit by the Company since 1996. No gain or loss was recorded on the transaction as the station was recently acquired.

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

         In January 1998, the Company sold WVGO in Richmond, Virginia for $4.3 million (the "WVGO Disposition"). No gain or loss was recognized on the sale as the station was recently acquired.

PENDING ACQUISITIONS AND PENDING DISPOSITION--RADIO STATIONS

         The following radio broadcasting transactions are expected to be consummated after the consummation of the Merger.

         Pursuant to separate agreements, the Company has agreed to: (i) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million (the "Chancellor Exchange"); (ii) acquire three radio stations operating in Nashville, Tennessee, where the Company currently owns two radio stations, for $35 million (the "Nashville Acquisition") for which the Company has deposited $2 million in escrow; and (iii) sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for $66.0 million (the "Jackson and Biloxi Disposition"). The Chancellor Exchange and the Nashville Acquisition are collectively referred to as the "Pending Acquisitions." The Jackson and Biloxi Disposition is referred to herein as the "Pending Disposition."

         The Company anticipates that it will consummate all of the Pending Acquisitions and the Pending Disposition in the second and third quarters of 1998 after the consummation of the Merger, although such timing and completion are subject to a number of conditions, certain of which are beyond the Company's control. Each of the Pending Acquisitions and the Pending Disposition is subject to the approval of the Federal Communications Commission (the
"FCC") and the Company's lenders. The Company has received FCC approval for the Chancellor Exchange. However, the U.S. Department of Justice, Antitrust Division (the "DOJ") is withholding its approval for the Chancellor Exchange under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act"). Generally, the DOJ has indicated its intention to review matters related to the concentration of ownership within markets even when the ownership in question is permitted under the provisions of the Telecom Act. DOJ has brought suit alleging that the Chancellor Exchange is likely to reduce competition. The complaint requests permanent injunctive relief preventing the consummation of the acquisition of the Long Island stations by Chancellor Media Corporation ("Chancellor"). The Company, Chancellor, an affiliate of Buyer, and DOJ are currently involved in settlement discussions. If successfully concluded, these settlement discussions will resolve all competitive issues raised by DOJ and will terminate all investigations or litigation by DOJ with respect to the Company, the Chancellor Exchange and the Merger. See "--The Merger--Regulatory Approval." There can be no assurance that the settlement discussions will be successful. If the Company fails to reach an acceptable settlement agreement with DOJ, the Company intends to defend the suit vigorously. See "Item 3.
Legal Proceedings."

         In the event that the Nashville Acquisition were to be consummated prior to the Merger, the Company's ability to consummate the Nashville Acquisition is also subject to the availability of funds under the Company's $400.0 million senior credit facility (the "Credit Agreement") or pursuant to other financing. There can be no assurance that any of the Pending Acquisitions or Pending Disposition will be consummated as presently contemplated or at all.

1997 ACQUISITIONS--LIVE ENTERTAINMENT

         In January 1997, the Company purchased Delsener/Slater Enterprises, Ltd. ("Delsener/Slater"), a concert promotion company based in New York City, for an aggregate consideration of approximately $27.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years, and $1.0 million to be paid, without interest, over ten years (the "Delsener/Slater Acquisition"). Delsener/Slater has long-term leases or is the exclusive promoter for seven of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center (formerly known as the Garden State Arts Center) a 17,500-seat complex located in Holmdel, New Jersey.

         In March 1997, the Company acquired the stock of certain companies which own or operate the Meadows Music Theater, a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut (the "Meadows Acquisition") for $0.9 million in cash, 250,838 shares of Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt. The Company has the option to repurchase the 250,838 shares of Class A Common Stock for an aggregate purchase price of $8.3 million.

         In June 1997, the Company acquired the stock of Sunshine Promotions, Inc., a concert promotion company based in Indianapolis, Indiana, and certain related companies (collectively, "Sunshine Promotions"; the "Sunshine Promotions Acquisition" and together with the Delsener/Slater Acquisition and the Meadows Acquisition, the "1997 Entertainment Acquisitions"), for $53.9 million in cash, $2.0 million payable over 5 years, shares of Class A Common Stock issued and issuable over a two year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt. Sunshine Promotions owns Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000-seat complex located in Columbus, Ohio and has a long-term lease to operate Murat Centre, a 2,700-seat theater and 2,200-seat ballroom, located in Indianapolis, Indiana.

         The stock and/or assets acquired in the 1997 Entertainment Acquisitions have been contributed to SFX Entertainment.

1998 ENTERTAINMENT ACQUISITIONS

         In February and March of 1998, SFX Entertainment consummated its acquisitions (the "1998 Entertainment Acquisitions") of PACE Entertainment Corporation (the "PACE Acquisition"), Pavilion Partners, The Contemporary Group (the "Contemporary Acquisition"), BG Presents, Inc., The Network Group, Concert/Southern Promotions and certain related entities for an aggregate purchase of $506.1 million, consisting of $442.1 million in cash, repaid debt and payments for working capital, $7.8 million of assumed debt and agreements to issue, or the issuance of securities convertible into, an aggregate of approximately 4.2 million shares of SFX Entertainment's common stock upon the consummation of the Spin-Off with an attributed negotiated value of approximately $56.2 million. In the event the Spin-Off does not occur, the aggregate cash consideration for these acquisitions will increase by approximately $56.2 million. For a description of these acquisitions, see "Item
1. Business--Recent Acquisitions" of the SFX Entertainment 10-K which is incorporated herein by reference.

RADIO STATIONS

         The following table summarizes certain information with respect to the radio stations the Company will own and operate, provide programming to or sell advertising on behalf of, after giving effect to the Pending Acquisitions and the Pending Disposition.

                                                                                           1997      TOTAL
                                                                STATION RANK     1997    STATION   NUMBER OF    EXPIRATION
                   MARKET                          TARGET       AMONG TARGET   AUDIENCE  REVENUE  STATIONS IN  DATE OF FCC
STATION(1)         RANK(2) STATION FORMAT(2)   DEMOGRAPHICS(3) DEMOGRAHPICS(2)  SHARE(2)  RANK(2)   MARKET(2)  AUTHORIZATION
----------         ------- -----------------   --------------- --------------- --------- -------- -----------  -------------
NORTHEAST REGION
   Providence, RI    31
     WSNE-FM               Adult Contemporary   Adults 25-54         6           7.5%       4          30       4/1/98(4)
     WHJY-FM               Album Oriented Rock  Adults 18-34         1          10.0%       1          30       4/1/98(4)
     WHJJ-AM               News/Talk            Adults 35-64         10          5.0%       9          30       4/1/98(4)

   Hartford, CT      42
     WHCN-FM               Album Oriented Rock  Adults 25-54         9           3.9%       9          26       4/1/98(4)
     WMRQ-FM               Modern Rock          Adults 18-34         1           6.6%       8          26       4/1/98(4)
     WPOP-AM               News/Talk/Sports     Adults 35-64         22          0.8%       14         26       4/1/98(4)
     WWYZ-FM               Country              Adults 25-54         2          10.3%       3          26       4/1/98(4)
     WKSS-FM               Top 40               Adults 18-34         2           7.8%       4          26       4/1/98(4)

   Albany, NY        57
     WGNA-FM               Country              Adults 25-54         1          12.3%       1          41       6/1/98(4)
     WGNA-AM               Country              Adults 25-54         28          0.3%       27         41       6/1/98(4)
     WPYX-FM               Album Oriented Rock  Adults 18-34         4           8.1%       5          41       6/1/98(4)
     WTRY-AM               Oldies               Adults 35-64         11          1.8%       15         41       6/1/98(4)
     WTRY-FM               Oldies               Adults 25-54         8           2.6%       10         41       6/1/98(4)

   Springfield/      77
   Northampton, MA (5)
     WHMP-FM               Alternative          Adults 18-34         7           4.3%       6          16       4/1/98(4)
     WHMP-AM               Talk                 Adults 35-64         14          2.0%       8          16       4/1/98(4)
     WPKX-FM               Country              Adults 25-54         4          14.5%       4          16       4/1/98(4)

   New Haven, CT     95
     WPLR-FM               Album Oriented Rock  Adults 18-34         4          19.7%       1          8        4/1/98(4)
     WYBC-FM (6)           Urban AC             Adults 18-34         3          15.0%       4          8        4/1/98(4)

MID-SOUTH ATLANTIC
REGION
   Charlotte, NC     36
     WLYT-FM               Adult Contemporary   Adults 25-54         1           7.7%       4          42        12/1/03
     WRFX-FM               Album Oriented Rock  Adults 25-54         2           9.3%       1          42        12/1/03
     WKKT-FM (7)           Country              Adults 25-54         8           7.0%       6          42        12/1/03

   Greensboro, NC    40
     WMAG-FM               Adult Contemporary   Adults 25-54         3           7.7%       2          36        12/1/03
     WTCK-AM               Sports               Adults 25-54         23          0.3%       18         36        12/1/03
     WMFR-AM               News/Talk            Adults 25-54         29          1.6%       13         36        12/1/03
     WHSL-FM               Country              Adults 25-54         6           6.4%       9          36        12/1/03

   Nashville, TN     44
     WSIX-FM               Country              Adults 25-54         1          15.6%       1          49         8/1/04
     WRVW-FM               Adult Contemporary   Adults 18-34         4           7.2%       5          49         8/1/04
     WJZC-FM (8)           Smooth Jazz          Adults 25-54         8           3.8%       13         49         8/1/04
     WLAC-FM (8)           Classic Rock         Adults 25-54         11          4.1%       9          49         8/1/04
     WLAC-AM (8)           News/Talk/Sports     Adults 35-64         8           4.1%       11         49         8/1/04

   Greenville-
   Spartanburg, SC   58
     WSSL-FM               Country              Adults 25-54         2          13.8%       1          37        12/1/03
     WMYI-FM               Adult Contemporary   Adults 25-54         4           8.1%       3          37        12/1/03
     WGVL-AM               Gospel               Adults 25-54         NR          0.3%       19         37        12/1/03
     WROQ-FM               Classic Rock         Adults 25-54         1           9.9%       2          37        12/1/03

MID-ATLANTIC REGION
   Pittsburgh, PA    20
     WDVE-FM               Rock                 Adults 25-54         1          10.4%       1          49         8/1/98
     WXDX-FM               Alternative          Adults 18-34         2           5.8%       9          49         8/1/98
     WJJJ-FM               Smooth Jazz          Adults 25-54         10          4.2%       14         49         8/1/98
     WDRV-FM(9)            Alternative          Adults 25-54         11          4.0%       5          49         8/1/98
     WTAE-AM               Sports/Talk          Adults 25-54         14          4.4%       6          49         8/1/98

   Milwaukee, WI     30
     WLTQ-FM               Adult Contemporary   Adults 25-54         9           4.1%       8          35        12/1/04
     WISN-AM               Talk                 Adults 25-54         8           5.7%       7          35        12/1/04

   Indianapolis, IN  37
     WFBQ-FM               Album Oriented Rock  Adults 25-54         1          12.7%       1          30         8/1/04
     WRZX-FM               Alternative          Adults 18-34         3           4.8%       7          30         8/1/04
     WNDE-AM (10)          News/Talk            Adults 25-54         15          1.5%       18         30         8/1/04

                                                                                            1997      TOTAL
                                                                  STATION RANK     1997    STATION   NUMBER OF    EXPIRATION
                   MARKET                            TARGET       AMONG TARGET   AUDIENCE  REVENUE  STATIONS IN  DATE OF FCC
STATION(1)         RANK(2) STATION FORMAT(2)     DEMOGRAPHICS(3) DEMOGRAPHICS(2) SHARE(2)  RANK(2)   MARKET(2)  AUTHORIZATION
----------         ------- -----------------     --------------- --------------- --------  -------  ----------- -------------
   Raleigh-
   Durham, NC        48
     WRSN-FM               Adult Contemporary     Adults 25-54         8           5.1%      10          36        12/1/03
     WDCG-FM               Contemporary Hit Radio Adults 18-34         2          10.8%       1          36        12/1/03
     WRDU-FM               Album Oriented Rock    Adults 25-54         2           8.4%       3          36        12/1/03
     WTRG-FM               Oldies                 Adults 35-64         1           7.3%       5          36        12/1/03

   Richmond, VA      56
     WMXB-FM               Adult Contemporary     Adults 25-34         9           6.4%       5          28        10/1/03
     WKLR-FM               Classic Hits           Adults 25-54         7           3.3%      10          28        10/1/03
     WKHK-FM               Country                Adults 18-54         3          12.9%       1          28        10/1/03
     WBZU-FM               Alternative            Adults 18-34         3           4.2%       9          28        10/1/03

SOUTHERN REGION
   Jacksonville, FL  51
     WKQL-FM               Oldies                 Adults 25-54         3           7.1%       7          36         2/1/04
     WMXQ-FM (11)          Soft Rock              Adults 25-54         8           4.4%       8          36         2/1/04
     WOKV-AM               News/Talk/Sports       Adults 18-49        12           5.2%       5          36         2/1/04
     WBWL-AM               Sports                 Adults 50 & over    14           0.9%      17          36         2/1/04
     WFYV-FM (12)          Album Oriented Rock    Adults 18-49         1           9.8%       1          36         2/1/04
     WAPE-FM (12)          Top 40                 Adults 18-49         2           9.1%       3          36         2/1/04

   Daytona Beach, FL 92
     WGNE-FM               Country                Adults 25-54         5          10.3%       1          13         2/1/04

SOUTHWEST REGION
   Dallas, TX         6
     KTXQ-FM               Album Oriented Rock    Adults 25-49        15           2.9%       18         52         8/1/05
     KBFB-FM (13)          Soft Rock              Adults 25-49        N/A          2.3%       22         52         8/1/05

   Houston, TX        9
     KODA-FM               Adult Contemporary     Adults 25-54         1          7.8%         1         55         8/1/05
     KKRW-FM               Classic Rock           Adults 18-34        12          3.4%        11         55         8/1/05
     KKPN-FM               Modern Hits            Adults 18-34        10          5.8%        16         55         8/1/97(14)
     KQUE-AM               Nostalgia              Adults 35-64        18           NR         NR         55         8/1/97(14)

   San Diego, CA     15
     KYXY-FM               Adult Contemporary     Adults 25-54         3          7.4%         1         39        12/1/97(15)
     KPLN-FM               Classic Rock           Adults 25-54        13          2.7%        16         39        12/1/97(15)

   Tucson, AZ        61
     KRQQ-FM               Contemporary Hit Radio Adults 18-34         1          10.1%        3         27        10/1/05
     KWFM-FM               Oldies                 Adults 25-54         6           5.8%        6         27        10/1/05
     KCEE-AM               Nostalgia              Adults 64 & over    10           4.5%       13         27        10/1/05
     KNST-AM               News/Talk/Sports       Adults 25-54         8           7.3%        5         27        10/1/05

   Wichita, KS       89
     KRZZ-FM               Classic Rock           Adults 18-34         1           6.8%        6         23         6/1/05
     KKRD-FM               Contemporary Hit Radio Adults 18-34         2           8.8%        4         23         6/1/05
     KNSS-AM               News/Talk/Sports       Adults 25-54        13           3.9%       10         23         6/1/05

------------------------------------


NR       Not rated.
(1) Some stations are licensed to a different community located within the market they serve.
(2)    Based upon BIA's 1997 Station Share, Target Demo and Target Demo Ranking.
(3) Due to variations that may exist within the same-station programming format, the demographic target may be different even though the station program format is the same.
(4) Renewal applications were timely filed for these stations and remain pending.
(5) Northampton is not separately rated by Arbitron, an independent rating service, and, accordingly, the number of stations in the market represents the number of stations in the combined Springfield/Northampton, Massachusetts market.
(6) The Company sells advertising on WYBC-FM pursuant to a JSA. (7) WKKT-FM changed its call letters from WTDR-FM.
(8) The Company has agreed to acquire these stations from Sinclair Communications. The Company has been providing programming to and selling advertising on WJZC-FM, WLAC-FM and WLAC-AM since November 1, 1997.
(9)      WDRV-FM changed its call letter from WVTY.
(10) FCC records indicate that a complaint is pending at the FCC against WNDE-AM concerning alleged interference with complainant's telephone line.

(11)     WMXQ-FM changed its call letters from WIVY-FM.
(12) Pursuant to the Chancellor Exchange, the Company has agreed to acquire WFYV-FM and WAPE-FM in exchange for four radio stations currently owned by the Company (but not listed in the table) operating in Long Island, New York. Chancellor currently provides programming to and sells advertising on the four Long Island stations pursuant to an LMA with the Company. The Company has been providing programming to and selling advertising on WFYV-FM and WAPE-FM since August 1, 1996.
(13)     KBFB-FM changed its call letters from KRRW-FM.
(14) Renewal applications for those stations were timely filed and remain pending due to an informal objection being filed against the stations regarding the grant of the renewal applications.
(15) Renewal applications for these stations were timely filed, but remain pending at the FCC due to RF radiation issues.

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

EMPLOYEES

         As of March 14, 1998, the Company had approximately 1,550 full-time and 640 part-time employees who were employed in the ownership and operation of radio stations. Management believes that relations with employees are good. Following consummation of the Pending Acquisitions and the Pending Disposition, the Company anticipates that it will have approximately 1,440 full-time and 600 part-time employees employed in the ownership and operation of radio stations. In addition, as of March 14, 1998, the Company had approximately 950 full-time employees who were employed in the live entertainment businesses.

         The Company employs several high-profile on-air personalities with large, loyal audiences in their respective markets. The Company endeavors to enter into employment agreements with those on-air personalities and station general managers whose services are deemed by the Company to be important for its continued success.

FEDERAL REGULATION OF RADIO BROADCASTING

         Adoption of the Telecom Act in February 1996 eliminated the national limits and liberalized the local limits on radio station ownership by a single company. However, the DOJ has indicated that, in certain cases, ownership of the number of radio stations permitted by the Telecom Act may result in the undue concentration of ownership within a market or otherwise have an anti-competitive effect. The DOJ is increasingly scrutinizing acquisitions of radio stations and the entering into of JSAs and LMAs. In particular, the DOJ has indicated that a prospective buyer of a radio station may not enter into an LMA in connection with the acquisition of such station before expiration of the applicable waiting period under the HSR Act. The DOJ has, in at least one instance, also required the termination of a JSA that, in the opinion of the DOJ, would have given a radio station owner, together with such owner's proposed acquisition of other radio stations in the market, control over more than 60% of the sales of radio advertising time in the market. The

Chancellor Exchange is subject to a legal proceeding initiated by the DOJ and the Merger has been the subject of inquiries from the DOJ. See "--Pending Acquisitions and Pending Disposition--Radio Stations--Regulatory Approval." There can be no assurance that future inquiries or policy and rule-making activities of the FCC or the DOJ will not impact the Company's operations (including existing stations or markets) and business strategy.

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

         Pursuant to the Telecom Act, the limit on the number of radio stations one entity may own nationally has been eliminated and the limits on the number of radio stations one entity may own locally have been increased as follows:
(i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM), (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service, (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. FCC ownership rules continue to permit an entity to own one FM and one AM station locally regardless of market size. For the purposes of these rules, in general, a radio station being programmed pursuant to an LMA by an entity is not counted as an owned station for purposes of determining the programming entity's local ownership limits unless the entity already owns a radio station in the market of the station with which the entity has the LMA; a radio station whose advertising time is being sold pursuant to a JSA is currently not counted as an owned station of the entity selling the advertising time even if that entity owns a radio station in the market of the station with which the entity has the JSA. As a result of the elimination of the national ownership limits and the liberalization of the local ownership limits effected by the Telecom Act, radio station acquisitions are subject to increased scrutiny by the DOJ even if approved by the FCC. The DOJ has articulated what it believes to be the relevant market for competitive analysis in the radio broadcasting industry, but no court has determined its validity. The DOJ has also indicated an intention to review such acquisitions carefully.

         The Communications Act and FCC rules also prohibit the common ownership, operation or control (i) of a radio broadcast station and a television broadcast station serving the same geographic market, subject to a presumptive waiver of such prohibition for stations located in the largest television markets if certain conditions are satisfied (the Telecom Act directs the FCC to extend such waiver policy to the top 50 television markets), and
(ii) of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in any geographic market in which it owns broadcast properties. The FCC has pending an inquiry to determine whether it should liberalize its waiver policy with respect to common ownership of a daily newspaper and one or more radio stations in the same market.

         The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding (or through subsidiaries controlling) broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has outstanding a notice of proposed rulemaking that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) restricting the availability of the single majority stockholder exemption, (ii) attributing under certain circumstances certain interests such as non-voting stock or debt, and (iii) attributing JSAs under certain circumstances. The Company cannot predict the outcome of this proceeding or how it will affect the Company's business. Furthermore, the single majority stockholder exemption would no longer apply to the Company if conversion of the Company's Series D Preferred Stock into Class A Common Stock or any other event causes Robert F.X. Sillerman's voting power in the Company to drop to 50% or less (an event that would require prior FCC consent). In such event, all stockholders holding 5% or more of the total voting power in the Company would have an attributable interest in the Company, and their other media interests, if any, could therefore adversely affect the Company's ability to acquire or to hold interests in radio stations in particular markets. Also, under certain circumstances, the FCC's "cross-interest" policy may prohibit one party from acquiring an attributable interest in one media outlet (newspaper, radio and television station) and a substantial non-attributable economic interest in another media outlet in the same market.

         Mr. Sillerman, the Executive Chairman of the Company, has non-voting common and preferred stock interests in Triathlon, which has attributable interests in radio stations in small and medium markets primarily located in the Midwest and Western United States. Heretofore, the FCC has not considered Mr. Sillerman's interest in Triathlon to be an attributable one. However, Mr. Sillerman's non-voting stock interests in Triathlon are convertible into voting stock interests under certain circumstances, including the receipt of necessary FCC approval. The FCC is examining, through outstanding rulemaking and adjudicatory proceedings, whether to change the criteria for considering an interest to be attributable. Some commenters in the rulemaking proceedings have urged that the test of attribution should not be voting power but rather influence over the licensee. Fisher Wayland Cooper Leader & Zaragoza LLP, FCC counsel to the Company, has advised the Company that, to the extent that the FCC adopts this standard, certain contractual arrangements between Sillerman Communications Management Company ("SCMC"), a corporation controlled by Mr. Sillerman, and Triathlon may cause Mr. Sillerman's interest in Triathlon to be attributable. If the FCC were to determine that Mr. Sillerman's interest in Triathlon was attributable, then Mr. Sillerman may be required to reduce the number of his attributable interests to the then-applicable permissible limits contained in the FCC's ownership rules.

         The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or a foreign government or a representative thereof or a corporation organized under the laws of a foreign country ("Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a finding that such a grant or holding would be in the public interest before a broadcast license may be granted to or held by any such corporation. The Company has also been advised that the FCC staff has made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to the radio station subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were directly or indirectly owned or voted by Aliens. The Certificate of Incorporation contains limitations on Alien ownership and control of the Company that are substantially similar to those contained in the Communications Act.

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

         Joint Sales Agreements. Under a typical JSA, the licensee of one radio station sells the advertising time of another licensee's radio station. Currently, JSAs are not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rule making concerning, among other things, whether JSAs should be considered attributable interests under certain circumstances. The attribution of radio station JSAs has become less of a concern from the standpoint of compliance with the FCC multiple ownership rules as a result of the general liberalization of the ownership limits on radio stations authorized by the Telecom Act. If JSAs become attributable interests as a result of such rule making, the Company would be required to terminate any JSA it might have with a radio station with which the Company could not have an LMA.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain type of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community, and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Proposed Changes. The U.S. Congress and/or the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio broadcast stations, result in the loss of audience share and advertising revenues for the Company's radio broadcast stations, and affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions. Such matters may include: changes to the license renewal process; spectrum use or other fees on FCC licensees; revisions to the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and attribution policies; changes to broadcast technical requirements; delivery by telephone companies of audio and video programming to the home through existing phone lines; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder.

         The FCC has authorized the use of a new technology, digital audio broadcasting ("DAB"), to deliver audio programming by satellite and is considering terrestrial DAB. DAB will provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not presently known precisely how in the future this technology may be used by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

         The Company cannot predict what other matters might be considered in the future by the FCC and/or Congress. The implementation of the Telecom Act or any of these proposals or changes may have a material adverse impact on the Company's business, competitive position or results of operations.

THE MERGER AND SPIN-OFF

         On August 24, 1997, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, upon the consummation of the Merger, the Company will become a wholly-owned subsidiary of Buyer and, among other things, each issued and outstanding share (except for shares held by persons who exercise dissenters' appraisal rights) of the Company's (a) Class A Common Stock will convert into the right to receive $75.00, (b) Class B Common Stock will convert into the right to receive $97.50, and (c) Series D Preferred Stock will convert into the right to receive an amount (currently $82.40) equal to the product of (i) $75.00 and (ii) the number of shares of Class A Common Stock into which each share of Series D Preferred Stock would have been convertible immediately prior to the consummation of the Merger (the "Effective Time"). All such amounts will be payable in cash, without interest. The consideration to be received by holders of Class A Common Stock, Class B Common Stock and Series D Preferred Stock is subject to increase in certain circumstances. In addition to the cash payment, the Merger Agreement also provides for the spin-off of SFX Entertainment to shareholders of the Company's common stock, Series D Preferred Stock and holders of certain other Company securities. The shares of SFX Entertainment will be issued in the Spin-Off as a taxable dividend. It is anticipated that following the Spin-Off, SFX Entertainment's Class A common stock will trade on the NASDAQ National Market or a national securities exchange. However there can be no assurance that there will be an active market in such shares after the Spin-Off. It is anticipated that after the effectiveness of the Merger there will be no substantial continuing business relationships between the Company and SFX Entertainment, other than relationships that may be entered from time to time in the future after arm's-length negotiations between the Company (as controlled by Buyer) and SFX Entertainment. See "--The Merger and the Spin-Off."

         Special Stockholders Meeting. The Company has called a Special Stockholders Meeting, scheduled for March 26, 1998, to approve and adopt the Merger Agreement and the Merger. At the Special Meeting, the Company's stockholders will also be asked to (i) approve and adopt the Merger Agreement ("Proposal 1"), (ii) approve and adopt a charter amendment to allow the holders of shares of Class B Common Stock to receive a higher consideration per share in the Merger and related transactions than the holders of shares of Class A Common Stock ("Proposal 2") and (iii) adopt charter amendment to permit the holders of shares of Class A Common Stock to receive shares of Class A common stock of SFX Entertainment in connection with the Spin-Off, and the holders of shares of Class B Common Stock to receive shares of Class B common stock of SFX Entertainment (with similar voting rights to the Class B Common Stock) in connection with the Spin-Off ("Proposal 3").

         Subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, the Merger will be consummated (the "Closing") on the earlier of (a) May 31, 1998 (subject to extension as provided in the Merger Agreement, in which event the Class A Merger Consideration and the Class B Merger Consideration will be increased under certain circumstances) or (b) any other date specified by Buyer at least 5 business days in advance (but no earlier than 15 business days after the stockholder approval of Proposal 2 and Proposal 3, so long as that approval is obtained by April 24, 1998).

         The Merger and the Spin-Off (as presently contemplated) are subject to a number of conditions, certain of which are beyond the Company's control. There can be no assurances that either the Merger or Spin-Off will be consummated as presently contemplated, if at all.

         For more information about the Merger, see the definitive Proxy Statement, dated February 13, 1998, of the Company included in the Schedule 14A of the Company filed with the Securities and Exchange Commission (the "SEC") on February 18, 1998 (and any supplements thereto).

THE MERGER

         The following is a summary of certain of the material provisions of the Merger Agreement and does not purport to be a complete description of the Merger Agreement. The Merger Agreement is an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

         If the Company's stockholders approve the Merger Agreement, the Merger and the amendments to the Certificate of Incorporation contained in Proposal 2 at the Special Stockholders Meeting, and if the other conditions to the Merger are satisfied or waived, then, at the Effective Time, Buyer Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Buyer (the "Surviving Corporation").

Warrants and Options

         Each warrant to purchase shares of Class A Common Stock granted by the Company (including its Class B Warrants) that is outstanding at the Effective Time will continue to be outstanding after the Effective Time (subject to the terms and conditions contained in the appropriate warrant agreement) and will be exercisable for cash and, to the extent described below under "The Spin-Off," stock of SFX Entertainment. Each option granted by the Company (including the stock options of MMR assumed by the Company in November 1996 in its acquisition of MMR), whether or not they are then exercisable, will be canceled at the Effective Time. Each holder of a canceled option will be entitled to receive, in consideration for the cancellation, cash equal to the difference between the Class A Merger Consideration and the per share exercise price of the canceled option, without interest. See "Item 13. Certain Relationships and Related Transactions--Consideration to be Received in the Merger--Stock Options, Stock Appreciation Rights and SCMC Warrants."

Spin-Off

         In connection with the Merger and the Spin-Off, the Company and SFX Entertainment will enter into a Distribution Agreement (the "Distribution Agreement"), a Tax Sharing Agreement (the "Tax Sharing Agreement") and an Employee Benefits Agreement (the "Employee Benefits Agreement"). The forms of such agreements are exhibits to this Annual Report on Form 10-K. See "--The Spin-Off."

 Alternate Transaction

         The Merger Agreement allows the Company to dispose of its live entertainment business currently held by SFX Entertainment in any manner other than the Spin-Off, if the Spin-Off would violate applicable law or any material agreement to which the Company or any of its subsidiaries is a party (an "Alternate Transaction"). However, the terms of any such Alternate Transaction must not delay the consummation of the Merger and must not be materially more adverse to the Company or Buyer than the Spin-Off. Any adverse financial changes resulting from an Alternate Transaction must be appropriately reflected in Working Capital (as defined in the Merger Agreement). To the extent that any Alternate Transaction results in fixed and determinable financial benefits to Buyer when compared to the Spin-Off, the Class A Merger Consideration and Class B Merger Consideration will be adjusted in an aggregate amount equal to the increase in benefits.

Inclusion of the Business of SFX Entertainment in the Merger

         Buyer and Buyer Sub will not be required to consummate the Merger unless the Spin-Off or an Alternate Transaction has been or is consummated as well. However, if neither the Spin-Off nor an Alternate Transaction is consummated at or prior to the Closing, Buyer may still elect to consummate the Merger, in which case the Class A Merger Consideration and the Class B Merger Consideration will be increased by the quotient of $42.5 million divided by the fully diluted number of shares of common stock of the Company outstanding immediately prior to the Effective Time (an increase of approximately $2.73 in each of the Class A and Class B Merger Consideration). The Company believes that the value of its live entertainment business substantially exceeds $42.5 million. Notwithstanding the foregoing, if the Spin-Off does not occur prior to the Closing, the Company intends to consummate an Alternate Transaction, in which the aggregate consideration to be received would likely exceed $42.5 million, and does not anticipate that the Company's live entertainment business will be sold to Buyer or that the Class A Merger Consideration or the Class B Merger Consideration will be so increased.

Covenants

         The Company has agreed that, until the Effective Time, it will, and will cause its subsidiaries to, carry on their businesses in the ordinary and usual course, and (except as contemplated by the Merger Agreement) it will not, and will not permit its subsidiaries to, without the consent of Buyer, among other things, (a) declare or pay dividends or other distributions or sell or acquire any shares of its capital stock, (b) amend the Certificate of Incorporation or by-laws of the Company, (c) acquire or sell any assets, (d) incur indebtedness or make loans, (e) modify or terminate any material contract, (f) fail to act in the ordinary course of business consistent with past practices to (i) preserve substantially intact the Company's and each subsidiary's present business organization, (ii) keep available the services of certain employees or (iii) preserve its relationships with customers, suppliers and others, (g) fail to use commercially reasonable efforts to maintain the Company's assets, (h) merge or consolidate with any other entity or dissolve or liquidate any material subsidiary, (i) materially increase the compensation or benefits of any director, officer or employee, (j) pay, discharge or satisfy certain material claims or liabilities, (k) enter into a local marketing agreement, joint sales agreement or similar agreement with any entity other than Buyer, (l) engage in any transaction with any of its affiliates, other than transactions that do not contain any ongoing obligations of the Company after the Closing and would not reasonably be expected to have a material adverse effect on the Company or to materially delay or prevent the consummation of the transactions contemplated by the Transaction Documents or
(m) authorize, commit or agree to take any of the foregoing transactions. None of the foregoing prohibitions prohibits the Spin-Off or an Alternate Transaction.

         The Company is obligated to obtain, or use its commercially reasonable efforts to obtain, prior to the Effective Time, an agreement from holders of options and stock appreciation rights ("SARs") issued by the Company. In this agreement, the holders agree to cancel their options and SARs and will receive in return a per share amount equal to the Merger Consideration, Class A or Class B, as the case may be, less the exercise price per option or base price per SAR.

         The Company is required to cause its outstanding indebtedness as of immediately prior to the Effective Time to consist only of borrowings under the 2000 Notes, the 2006 Notes and its senior credit facility. As of December 31, 1997, approximately $909,000 of other indebtedness existed, which must be retired by the Company prior to the Effective Time.

         The Merger Agreement contains certain additional provisions requiring the Surviving Corporation to (a) provide certain employee benefits, (b) indemnify officers, directors and employees and (c) maintain directors' and officers' liability insurance. See "Item 13. Certain Relationships and Related Transactions--Consideration to be Received in the Merger."

Regulatory Approval

         The Company and Buyer are required to use all reasonable efforts to complete the Merger, to file an application requesting the FCC consent for the transfer of control of the Company's radio stations resulting from the Merger and to file all documents required under the HSR Act. Without the prior written consent of Buyer, the Company is prohibited, with certain exceptions, from taking any action that could impair or delay obtaining the FCC consent or complying with or satisfying the terms thereof. The FCC application was filed on September 23, 1997, and has not been granted to date. The filing under the HSR Act was made on September 23, 1997, and the DOJ has requested additional information from the Company.

         The DOJ has requested information from the Company concerning two cities in which the Company and Capstar Broadcasting Partners, Inc. ("Capstar") (an affiliate of the Buyer) operate radio broadcasting stations. The DOJ is investigating whether, in these two cities (Jackson, Mississippi, and Greenville, South Carolina), combining the companies may substantially lessen competition for the sale of radio advertising. The Company believes that the competitive circumstances in these cities can be satisfactorily addressed or restructured and are not likely to prevent consummation of the Merger.

         Additionally, the DOJ has attributed common control to all radio stations owned by any entity associated with Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse III"), which owns a controlling equity interest in the Buyer. A limited partnership associated with Hicks Muse III has a minority equity interest in Chancellor which owns radio stations in a number of markets where the Company operates radio stations, including Houston and Pittsburgh. The DOJ is investigating whether in these two cities the relationships between the combined companies and Chancellor may substantially lessen competition for the sale of radio advertising. A lengthy investigation by the DOJ could delay consummation of the Merger. The Company, Capstar and Chancellor are currently involved in settlement discussions with the DOJ. In connection therewith, Capstar has announced that, if and after the Merger is completed, it intends to sell KKPN-FM in Houston and WTAE-AM in Pittsburgh to address competitive concerns raised by the DOJ. If successfully concluded, these settlement discussions will resolve all competitive issues raised by the DOJ and will terminate all investigations involving the Merger. There can be no assurance that the settlement discussions will be successful. See "--Pending Acquisitions and Pending Dispositions--Radio Stations" and "Item 3. Legal Proceedings."

Closing Extension and Adjustment to Merger Consideration

         The "Termination Date" is May 31, 1998, subject to extension by Buyer for up to 3 months, in 1-calendar-month intervals; however, if Buyer does so, the Class A Merger Consideration and the Class B Merger Consideration will each increase by $1.00 for each calendar month of extension. No increase will be paid, however, if (a) the FCC consent or the termination of the HSR Act waiting period is not obtained after all other conditions to the Merger have been satisfied, and the Merger is delayed because of (i) acts or omissions by the Company or its subsidiaries in conducting their respective operations and activities (other than acts or omissions relating to the number of licenses or amount of revenues in a particular market), (ii) a breach by the Company of its obligations under the Merger Agreement or (iii) certain statutory changes or enactments relating to radio license ownership or (b) the Merger is restrained by a judicial order, under certain circumstances. Under certain circumstances, if any judicial order delaying the Merger is lifted, and if Buyer fails to consummate the Merger within 10 days thereafter, then the Class A Merger

Consideration and the Class B Merger Consideration will be increased by $2.00 for each calendar month (or partial calendar month) between the Termination Date and the Closing Date. If any judicial order is not lifted by August 31, 1998, then either the Company or Buyer may extend the date of the Closing for an additional 45 days. However, if (a) neither the Company nor Buyer elect to extend the Closing for an additional 45 days or (b) the Closing is so extended but the order is not lifted by the end of the 45-day period, then the Merger Agreement will terminate without any liability or obligation to the parties other than obligations to split the FCC and HSR Act filing fees.

No Solicitation

         Until the termination of the Merger Agreement, the Company, its subsidiaries and their representatives are prohibited from soliciting, initiating or encouraging the submission of certain takeover proposals (a "Takeover Proposal"), or discussing, negotiating, or furnishing information regarding any Takeover Proposal. However, prior to the receipt of stockholder approval of the Merger Agreement and the Merger and Proposal 2, the Company and its representatives may under certain circumstances, in order to comply with the fiduciary duties of the Board of Directors, furnish information and negotiate regarding any unsolicited Takeover Proposal meeting certain criteria. The Merger Agreement requires the Company to keep Buyer fully informed of the status and details of any Takeover Proposal.

         In addition, neither the Board of Directors nor the Independent Committee (as defined herein) may (a) withdraw or modify, in a manner adverse to Buyer, their approval of the Merger or (b) approve or recommend any Takeover Proposal. However, this prohibition does not apply to certain Takeover Proposals which are on more favorable terms to the Company's stockholders than the Merger, if the Company terminates the Merger Agreement.

Conditions

         The obligations of each party to consummate the Merger are subject to the satisfaction or waiver of the following conditions: (a) The Company's stockholders must approve the Merger Agreement, the Merger and the amendments to the Certificate of Incorporation contained in Proposal 2, (b) the FCC consent must be granted, (c) the waiting period under the HSR Act must expire or terminate and (d) there must be no injunction or other legal restraint on the Merger.

         The obligations of Buyer and Buyer Sub to consummate the Merger are subject to the satisfaction or waiver of the following additional conditions:
(a) the accuracy of the Company's representations and warranties in the Merger Agreement, (b) the Company's performance of its obligations pursuant to the Merger Agreement, (c) the finality of the FCC consent, (d) obtaining releases of options and stock appreciation rights from the Company's executive officers and directors and assumptions by SFX Entertainment of their employment agreements, (e) consummation of the Spin-Off or an Alternate Transaction and
(f) obtaining material third party consents to the Merger. Buyer's and Buyer Sub's obligations under the Merger Agreement are not subject to any conditions regarding their ability to obtain financing. If Buyer waives condition (e) above, it must pay an additional $42.5 million in Merger consideration. See "--Alternate Transaction."

         The obligations of the Company to consummate the Merger are subject to the satisfaction or waiver of the following additional conditions: (a) the accuracy of Buyer's and Buyer Sub's representations and warranties in the Merger Agreement, (b) Buyer's and Buyer Sub's performance of their obligations pursuant to the Merger Agreement and (c) if Proposals 1 and 2 (but not 3) are approved, the passage of 45 days since the date of the vote (but if the 45-day period would end after May 14, 1998, it will be deemed to end on May 14, 1998).

Termination; Fees and Expenses; Letter of Credit

         The Merger Agreement may be terminated:

         (a) By the mutual written consent of the Company, Buyer and Buyer Sub.

         (b) By either the Company or Buyer if the Company's stockholders do not approve the Merger Agreement, the Merger and the amendments to the Certificate of Incorporation contained in Proposal 2 at the Special Stockholders Meeting (or an adjournment thereof) or if no stockholder vote is held before the Termination Date (unless the Merger is permanently enjoined or prohibited). If the Merger Agreement is terminated as set forth in this paragraph, the Company must pay Buyer a termination fee of $25.0 million (and an additional $25.0 million if, within 1 year of the termination, either the Company enters into a Takeover Proposal or 50% of the capital stock of the Company is acquired in a tender offer) and must reimburse Buyer for its reasonable out-of-pocket expenses (not to exceed $2.5 million).

         (c) By either the Company or Buyer if the Merger is not consummated on or before the Termination Date. See "The Spin-Off--Closing Extension and Adjustment to Merger Consideration."

         (d) By either the Company or Buyer if the Merger is permanently prohibited or enjoined. If the prohibition or injunction arises from litigation involving the Company and its stockholders and the Merger Agreement is terminated as set forth in this paragraph, then the Company must pay Buyer $10.0 million (and an additional $40.0 million if, within 1 year of the termination, either the Company enters into a Takeover Proposal or 50% of the capital stock of the Company is acquired in a tender offer) and must reimburse Buyer for its reasonable out-of-pocket expenses (not to exceed $10.0 million).

         (e) By Buyer if (i) the Company breaches any representation or warranty contained in the Merger Agreement, unless the breach has no material adverse effect on the Company, or (ii) the Company fails to perform its obligations under the Merger Agreement. However, Buyer may not terminate if the breach or failure to perform is cured within 30 days after notice thereof.

         (f) By the Company if (i) Buyer or Buyer Sub breaches any representation or warranty contained in the Merger Agreement, unless the breach has no material adverse effect on Buyer's ability to perform its obligations under the Merger Agreement, or (ii) Buyer and Buyer Sub fail to perform their obligations under the Merger Agreement. However, the Company may not terminate if the breach or failure to perform is cured within 30 days after notice.

         (g) By the Company if (i) before obtaining stockholder approval of the Merger Agreement, the Merger and Proposal 2, the Board of Directors determines, in certain circumstances, to terminate the Merger Agreement in order for the Company to enter into an agreement relating to a Superior Proposal (as defined in the Merger Agreement), (ii) the Company notifies Buyer of the Superior Proposal, and (iii) within 5 business days from receipt of the notice, Buyer does not offer to revise the terms of the Merger or the Board of Directors determines in good faith, after receiving advice from its financial adviser, that the Superior Proposal is superior to Buyer's revised offer. If the Merger Agreement is terminated as set forth in this paragraph, the Company must pay Buyer a termination fee of $50.0 million and must reimburse Buyer for its reasonable out-of-pocket expenses (not to exceed $2.5 million).

         (h) By Buyer if (i) a tender or exchange offer for 50% or more of the capital stock of the Company is commenced and the Board of Directors fails to recommend that the Company's stockholders not tender their shares, or (ii) a Takeover Proposal is announced and the Board of Directors fails to reaffirm its recommendation of the Merger. If the Merger Agreement is terminated as set forth in this paragraph, the Company must pay Buyer a termination fee of $50.0 million and must reimburse Buyer for its reasonable out-of-pocket expenses (not to exceed $2.5 million).

         Simultaneously with the execution of the Merger Agreement, Buyer placed into escrow an irrevocable letter of credit for $100.0 million. The escrowed amount must be released to the Company if the Merger Agreement is terminated because: (a) the Merger has not been consummated on or before the Termination Date, and, as of that date, the FCC consent is not granted or the applicable waiting period under the HSR Act has not expired or been terminated, in each case other than primarily for certain reasons that are outside Buyer's control; (b) the Merger is permanently prohibited or enjoined (other in litigation involving the Company and its stockholders); or (c) the Company terminates the Merger Agreement as described in paragraph (f) above. The release of the letter of credit to the Company will be its sole remedy if the Merger Agreement is terminated as discussed above.

         If the Merger Agreement is terminated for reasons other than those for which the Merger Agreement provides liquidated damages, the non-breaching party will be entitled to recover its damages and expenses from the other party or parties.

THE SPIN-OFF

         If Proposal 3 is approved, upon the consummation of the Spin-Off, the holders of Class A Common Stock, Series D Preferred Stock, certain warrants and interests under the Company's director deferred stock ownership plan will receive SFX Entertainment Class A common stock, having features similar to the Class A Common Stock, and the holders of the Company's Class B Common Stock will receive SFX Entertainment Class B common stock, having features similar to the Company's Class B Common Stock. The economic rights of shares of Class A Common Stock and Class B Common Stock of the Company are identical, but the voting rights differ in that each share of Class A Common Stock is entitled to 1 vote per share and each share of Class B Common Stock is generally entitled to 10 votes per share.

         For the purpose of effecting the Spin-Off and governing certain of the relationships between the Company and SFX Entertainment after the Spin-Off, the Company, SFX Entertainment and Buyer have entered or will enter into the various agreements described below. Forms of the Distribution Agreement, the Tax Sharing Agreement and a Employee Benefits Agreement have been filed as exhibits to this Annual Report on Form 10-K. The following descriptions of the material features of such agreements do not purport to be complete and are qualified in their entirety by reference to the actual agreements.

         The Spin-Off will be a taxable dividend distribution to the holders at the close of business on a date to be determined by the Board of Directors (the "Spin-Off Record Date") of the outstanding shares of Class A and Class B Common Stock, Series D Preferred Stock, certain warrants and interests under the Company's director deferred stock ownership plan and will be made as follows (fractional shares of SFX Entertainment common stock will not be delivered in the Spin-Off):

         o holders of Class A Common Stock will receive one share of SFX Entertainment Class A common stock per share of the Company's Class A Common Stock held;

         o holders of Class B Common Stock will receive one share of SFX Entertainment Class B common stock per share of Class B Common Stock held;

         o holders of Series D Preferred Stock will receive the number of shares of SFX Entertainment Class A common stock obtained by multiplying the number of shares of Series D Preferred Stock held by 1.0987 (rounded down to the next whole share);

         o the Company will place in escrow an aggregate of approximately 609,858 shares of SFX Entertainment Class A common stock for delivery to the holders of the SCMC Warrants and the warrants granted by the Company to the underwriters of MMR's initial public offering (the "IPO Warrants" and, together with the SCMC Warrants (as defined herein), the "Warrants") upon exercise of such Warrants and

         o Messrs. Dugan, Kramer and O'Grady will receive an aggregate of 2,766 shares of the Class A Stock as adjustments to their interests under SFX Broadcasting's director deferred stock ownership plan.

Transfer and Assumption of Assets and Obligations

         The Distribution Agreement provides that, at the time of the Spin-Off, SFX Entertainment will assume (i) certain of the Company's leases and employment agreements, (ii) debt and liabilities incurred by SFX Entertainment or its subsidiaries after the date of the Merger Agreement in connection with acquisitions and capital expenditures, (iii) liabilities under an airplane lease, (iv) liabilities under an agreement pursuant to which The Sillerman Companies Inc. ("TSC") provides services to Triathlon and (v) any other debt and liabilities that SFX Entertainment deems appropriate. The Company is obligated to use its commercially reasonable efforts to release SFX Entertainment and its subsidiaries from all other debt and accrued liabilities prior to the Effective Time.

         SFX Entertainment will be entitled to all of the Company's accounts receivable relating to Company's live entertainment business. The Company will transfer to SFX Entertainment, prior to the Spin-Off:

         o         two airplane leases;

         o         fees payable by Triathlon for services provided by TSC;

         o two real estate leases and assets located on the leased property;

         o a note receivable relating to the sale of the Company's radio stations operating in Myrtle Beach, South Carolina;

         o the employment agreements of certain employees of the Company and

         o         all other assets used primarily by SFX Entertainment.

         SFX Entertainment will assume all of the Company's and its subsidiaries' obligations accruing after the date of the Spin-Off under the above agreements and in connection with the transfer of assets and employees.

Transferred Employees

         If the Spin-Off occurs prior to the closing date of the Merger, as is expected, the Company's senior management and certain other employees of the Company will devote as much time as they deem reasonably necessary to conduct the operations of SFX Entertainment while continuing to serve in their present capacities with, and consistent with their obligations to, the Company. At the time of consummation of the Merger, SFX Entertainment will assume all obligations arising under any employment agreement or arrangement between the Company or any of its subsidiaries and the employees who are transferred to SFX Entertainment other than rights, if any, under those employment agreements to receive options after a change of control and all existing rights of indemnification. Messrs. Dugan, Kramer and O'Grady have indicated that, if the Merger Agreement is terminated, they will promptly resign from their position as directors of SFX Entertainment, and continue to serve as directors of the Company, and the Company and SFX Entertainment will appoint an independent committee to negotiate in good faith with respect to all matters that they deem necessary to effectuate the separation of the affairs of both companies.

Working Capital

         Pursuant to the Distribution Agreement (and as required by the Merger Agreement), SFX Entertainment and the Company have agreed to allocate funds between them for working capital. If the Spin-Off occurs prior to the consummation of the Merger, as is expected, then, immediately after the Spin-Off, the Company's management will allocate working capital between SFX Entertainment and the Company, consistent with the proper operation of the Company in its usual, regular and ordinary course, and the Company will pay to SFX Entertainment any positive amount allocated to SFX Entertainment. In connection with the Merger, if Working Capital (as defined) is a positive number, then the Company must pay to SFX Entertainment an amount equal to Working Capital, and if Working Capital is a negative number, then SFX Entertainment must pay to the Company an amount equal to the Working Capital.

         For a description of the definition of Working Capital, see "Item 1. Business--Agreements Relating to the Spin-Off--Distribution Agreement" of the SFX Entertainment 10-K which is incorporated by reference herein.

Acquisitions and Capital Improvements

         The Company and SFX Entertainment have agreed that SFX Entertainment may until the date of the Spin-Off, from time to time, (i) acquire additional businesses engaged in the entertainment business or (ii) make capital improvements on assets owned or leased by it or its subsidiaries. In each case, the Company must loan SFX Entertainment the funds with which to consummate acquisitions and capital improvements. However, all amounts so borrowed by SFX Entertainment must be repaid on the date of the Spin-Off. The Company may increase the borrowing availability under its Credit Agreement for these purposes, and must use its best efforts to obtain any required or desirable waivers, consents or modifications under any financing or other agreement of the Company in connection with the acquisitions or capital improvements.

         If SFX Entertainment makes such additional acquisitions or capital improvements, it will be required to obtain financing to repay the amounts that it borrows from the Company, which financing may take the form of public or private sales of debt or equity securities, bank credit or other financing. See "--Working Capital." However, there can be no assurance that SFX Entertainment will be able to obtain such financing on advantageous terms, or at all. If SFX Entertainment obtains a loan from the Company and is unable to obtain financing to repay the Company as of the date of the Spin-Off, SFX Entertainment and the Company will be in breach of the Merger Agreement.

         In February 1998, SFX Entertainment acquired certain entertainment businesses and financed the acquisitions with the proceeds of the SFX Entertainment Notes and borrowings under the SFX Entertainment Credit Facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--1998 Activity Regarding Merger and Spin-Off."

         In February 1998, the Company was reimbursed by SFX Entertainment approximately $25.3 million for consent fees, certain acquisitions and capital expenditures paid by the Company on behalf of SFX Entertainment. The Company may advance and be reimbursed for additional amounts advanced to SFX Entertainment for these or other purposes before the consummation of the Spin-Off.

         It is not anticipated that the Company will advance additional funds to SFX Entertainment prior to the Spin-Off.

Release and Indemnification

         Pursuant to the Distribution Agreement, the Company has agreed to release SFX Entertainment and its subsidiaries and affiliates (other than the Company and its subsidiaries that are not direct or indirect subsidiaries of SFX Entertainment prior to the Spin-Off ("The SFX Entertainment Group")) and all persons who at any time prior to the date of the Spin-Off were stockholders, directors, agents or employees of the SFX Entertainment or its subsidiaries from any and all claims arising from any acts or events occurring or failing to occur or any conditions existing on or before the date of the Spin-Off (other than claims arising from transactions contemplated by the Distribution Agreement, the Merger Agreement and certain related agreements). Similarly, SFX Entertainment has agreed to release the Company, its affiliates (other than The SFX Entertainment Group and all persons who at any time prior to the date of the Spin-Off were stockholders, directors, agents or employees of the Company or its subsidiaries other than The SFX Entertainment Group) from any and all claims arising from any acts or events occurring or failing to occur or any conditions existing on or before the date of the Spin-Off (other than claims arising from transactions contemplated by the Distribution Agreement, the Merger Agreement and certain related agreements).

         The Distribution Agreement requires SFX Entertainment to indemnify, defend and hold the Company and its subsidiaries (other than The SFX Entertainment Group) and each of its directors, officers, employees and agents harmless from and against any liabilities (other than income tax liabilities) to which the Company or any of its subsidiaries (other than The SFX Entertainment Group) may be or become subject that (i) relate to the assets, business, operations, debts or liabilities of The SFX Entertainment Group (including liabilities to be assumed by SFX Entertainment as contemplated in the Distribution Agreement), whether arising prior to, concurrent with or after the Spin-Off or (ii) result from a breach by The SFX Entertainment Group of any representation, warranty or covenant contained in the Distribution Agreement or any related agreements.

         The Distribution Agreement requires the Company to indemnify, defend and hold The SFX Entertainment Group and each of its directors, officers, employees and agents harmless from and against any liabilities (other than income tax liabilities) to which The SFX Entertainment Group may be or become subject that (a) relate to the assets, business, operations, debts or liabilities of the Company or its subsidiaries (other than The SFX Entertainment Group), whether arising prior to, concurrent with or after the Spin-Off or (b) result from a breach by the Company or its subsidiaries (other than The SFX Entertainment Group) of any representation, warranty or covenant contained in the Distribution Agreement or any related agreements.

         The release and indemnification obligations contained in the Distribution Agreement will survive the Spin-Off for a period of six years (and thereafter as to any claims for indemnification asserted prior to the expiration of that period).

Conditions to the Spin-Off

         Pursuant to the Distribution Agreement, the obligations of SFX Entertainment and the Company to consummate the Spin-Off will be subject to the fulfillment or waiver of certain conditions, including:

         o the Company's Board of Directors must be satisfied that the Company's surplus (as defined under Delaware law) would be sufficient to permit the Spin-Off under Delaware law and must formally approve the Spin-Off;

         o the SFX Entertainment Class A common stock must be accepted for listing or trading, subject to official notice of issuance, on a national exchange or The Nasdaq Stock Market;

         o all necessary third party consents to the Spin-Off must be obtained;

         o the necessary stockholder approvals must be obtained to consummate the Spin-Off as presently contemplated; and

         o there must not be in effect any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Spin-Off.

The Company's Board of Directors is entitled to waive any of the above conditions prior to the Spin-Off.

Expenses of Spin-Off

         Pursuant to the Distribution Agreement, all fees and expenses incurred in connection with the Spin-Off will be paid by the party incurring them.

Termination of the Merger Agreement

         If the Merger Agreement is terminated in accordance with its terms for any reason, the Boards of Directors of the Company and SFX Entertainment will each appoint a committee of independent directors (none of whom will serve on both Boards of Directors) to negotiate in good faith with respect to all matters that they deem necessary to effectuate the separation of the affairs of the Company and SFX Entertainment, including the employment of employees to be transferred to SFX Entertainment pursuant to the Distribution Agreement. No adjustments will be made to the initial allocation of working capital between the Company and SFX Entertainment if the Merger Agreement is terminated in accordance with its terms.

Amendment or Modification of the Distribution Agreement

         The Company and SFX Entertainment can only amend the Distribution Agreement by written agreement with the consent of Buyer (which may not be unreasonably withheld).

Termination

         The Distribution Agreement may be terminated and the Spin-Off abandoned at any time before the date of the Spin-Off by, and in the sole discretion of, the Company. In the event of such a termination, no party will have any liability to any other party.

RELATED AGREEMENTS

         The Company and SFX Entertainment have agreed that any tax sharing agreement to which they are parties must be terminated as of the effective date of the Spin-Off. In addition, the Distribution Agreement requires the Company and SFX Entertainment to enter into the Tax Sharing Agreement and Employee Benefits Agreement on or before the date of the Spin-Off.

Tax Sharing Agreement

         Prior to the Spin-Off, the Company and SFX Entertainment will enter into the Tax Sharing Agreement. Under the Tax Sharing Agreement, SFX Entertainment will agree to pay to the Company the amount of the tax liability of the Company and SFX Entertainment combined, to the extent properly attributable to SFX Entertainment for the period up to and including the Spin-Off, and will indemnify the Company for any tax adjustment made in subsequent years that relates to taxes properly attributable to SFX Entertainment during the period prior to and including the Spin-Off. The Company, in turn, will indemnify SFX Entertainment for any tax adjustment made in years subsequent to the Spin-Off that relates to taxes properly attributable to the Company during the period prior to and including the Spin-Off.

         SFX Entertainment also will be responsible for any taxes of the Company resulting from the Spin-Off, including any income taxes to the extent that the income taxes result from gain on the distribution that exceeds the net operating losses of the Company and SFX Entertainment available to offset gain resulting from the Spin-Off. The actual amount of the indemnification payment will be based largely on the excess of the value of SFX Entertainment's Common Stock on the date of the Spin-Off over the tax basis of that stock. If the Company's Common Stock was valued at approximately $15 per share, management believes that no material indemnification payment would be required. Such indemnification obligation would be approximately $4.0 million at $16 per share and would increase by approximately $7.7 million for each $1.00 increase above the per share valuation of $16. If SFX Entertainment's Common Stock was valued at $22.50 per share (the last sales price of the Class A Common Stock (trading on a when-issued basis) on the over-the-counter market on March 13, 1998), management estimates that SFX Entertainment would have been required to pay approximately $54.0 million pursuant to such indemnification obligation. It is expected that such indemnity payment will be due on or about June 15, 1998.

The Employee Benefits Agreement

         Prior to the Spin-Off, the Company and SFX Entertainment will enter into an Employee Benefits Agreement. Pursuant to the Employee Benefits Agreement, the Company and SFX Entertainment will agree to take all actions necessary or appropriate so that, as of the Spin-Off, SFX Entertainment and its subsidiaries will no longer be participating employers and sponsors of the 401(k), health, group term life insurance, long term disability insurance and cafeteria plans maintained by the Company (collectively, the "SFX Employee Benefit Plans"). The Employee Benefits Agreement will also provide for the treatment of the benefits under the SFX Employee Benefit Plans of employees being transferred from the Company to SFX Entertainment or who are otherwise employed by SFX Entertainment upon the Spin-Off. With respect to employees transferred from the Company to SFX Entertainment or who are otherwise employed by SFX Entertainment upon the Spin-Off, the Company will have sole responsibility for retaining and discharging any claims that are incurred on or prior to the date of their transfer under SFX Employee Benefit Plans that are not 401(k) plans. On or prior to the Spin-Off, SFX Entertainment will continue to pay premiums and contributions under the SFX Employee Benefit Plans in accordance with its past practices and procedures, except that any premiums and contributions for the month in which the Spin-Off occurs shall be paid as soon as practicable after that month and pro-rated. To the extent the account balances under the 401(k) plan maintained by the Company of employees being transferred from the Company to SFX Entertainment or who are otherwise employed by SFX Entertainment upon the Spin-Off are not distributed, the Company and SFX Entertainment must take all actions necessary or appropriate to effect their transfer to a 401(k) plan established by SFX Entertainment.

FORWARD-LOOKING INFORMATION

         Except for the historical information contained in this Annual Report on Form 10-K, certain items herein, including without limitation certain matters discussed under Part I, Item 3, "Legal Proceedings" and under Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including without limitation the effect of economic and market conditions, the level and volatility of interest rates, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in
Part I, Item 1, "Competition" and "Federal Regulation of Radio Broadcasting" and in Part II, Item 7, the MD&A.

ITEM 2.           PROPERTIES.

         The Company's corporate headquarters are located at 650 Madison Avenue, 16th Floor, New York, New York 10022. The types of properties required to support each of the Company's radio stations include offices, studios and transmitter sites. The transmitter site for each station is generally located so as to provide maximum market coverage consistent with the station's license. All of the property owned by the Company, excluding properties held by SFX Entertainment, secures the Company's borrowings under the Credit Agreement.

         No single property is material to the Company's overall operations. The majority of the Company's offices and studios used in connection with the operations of the Company's radio stations are leased, with lease terms that expire in one to eight years. The Company owns or leases all of its transmitter antenna sites with lease terms that expire in one to fifty years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space if required. The Company owns substantially all of the equipment used in its radio broadcasting business.

         Management believes that its properties are in good condition and are suitable for its operations, however, the Company continually looks for opportunities to upgrade its properties.

         For a description of the properties of SFX Entertainment, see "Item 2. Properties" of the SFX Entertainment 10-K which is incorporated herein by reference.

ITEM 3.           LEGAL PROCEEDINGS.

         On August 29, 1997, two lawsuits were commenced against the Company and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the merger to the holders of Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the Merger, or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

         On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, the Company has agreed not to seek an amendment to the Merger Agreement to reduce the consideration to be received by the stockholders of the Company in the Merger in order to offset SFX Entertainment's indemnity obligations, including a tax indemnity obligation expected to be approximately $54.0 million (based on the trading price (on a when-issued basis) of SFX Entertainment's Class A common stock on March 13, 1998). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Merger and Spin-Off--Potential Uses--Tax Indemnification Arrangement." SFX Entertainment intends to seek alternative financing for such payments. The Settlement also provides for the Company to pay plaintiffs' counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the Merger, (b) completion of the confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all.

         As a component of the Chancellor Exchange, the Company would exchange its stations on Long Island, New York (the "Long Island Exchange"), for Chancellor's stations in Jacksonville, Florida. The Company is currently programming Chancellor's stations in Jacksonville and Chancellor is currently programming the Company's stations on Long Island pursuant to an LMA. On November 6, 1997, the DOJ filed a complaint in the United States District Court for the Eastern District of New York (Civil Action No. 97-6497) seeking to enjoin the Long Island Exchange and to terminate the LMA. The DOJ alleges that the Long Island Exchange will lessen competition for the sale of radio advertising in Suffolk County, Long Island. The litigation regarding the Long Island Exchange does not address the Merger, but there can be no assurance that such litigation will not delay the Merger.

         The Company, Capstar and Chancellor are currently involved in settlement discussions with the DOJ. If successfully concluded, these settlement discussions will resolve all competitive issues raised by the DOJ and will terminate all investigations involving the Chancellor Exchange, the Long Island Exchange and the Merger. (See "Item 1. Business--Pending Acquisitions and Pending Dispositions--Radio Stations--The Merger--Regulatory Approval"). The Company cannot, however, be certain that the settlement discussions will be successful.

         The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving employment related matters and various other claims incidental to the conduct of its business. However, in the opinion of management, there are no other material threatened or pending legal proceedings against the Company, which if adversely decided, would have a material effect on the financial condition or results of operations of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS.

MARKET INFORMATION FOR SECURITIES

         The Company's Class A Common Stock and Class B Warrants ("Class B Warrants") trade on the Nasdaq Stock Market under the symbols SFXBA and SFXBW, respectively. The high and low sales for the Company's Class A Common Stock and Class B Warrants for the years ended December 31, 1997 and 1996 were:


                                     CLASS A COMMON STOCK                          CLASS B WARRANTS(1)
                            ----------------------------------------    ------------------------------------------
                                  1997                  1996                  1997                   1996
                                 ------                ------                ------                 -----
QUARTER
ENDED                       HIGH        LOW        HIGH       LOW        HIGH        LOW        HIGH        LOW
------------
March 31                    $37 1/4      $27        $35      $25 1/2    $2  3/4    $1 7/8     $2  3/4     $1  7/16
June 30                      42 3/8       27 9/16    39 1/4   31 1/2     4          2 3/8      2  9/16     1  1/2
September 30                 74 3/4       40         48       37 1/2    11          3 1/2      2 11/16     1 15/16
December 31                  80 1/2       72 1/2     48 1/4   24 3/4    12 15/16   10 1/8      6           1  7/8

---------------

(1) The Company assumed the Class B Warrants from MMR pursuant to the acquisition by the Company of MMR pursuant to the merger of MMR into a wholly-owned subsidiary of the Company (the "MMR Merger"). Each Class B Warrant is exercisable for .2983 shares of Class A Common Stock. Prior to the MMR Merger the Class B Warrants traded under the symbol "RDIOAZ."

         As of March 4,1998, there were approximately 102 holders of record of the Company's outstanding Class A Common Stock, and four holders of record of the Company's outstanding Class B Common Stock.

         The Company has not paid any dividends on its common stock. The Company intends to retain future earnings for use in its business and does not anticipate paying any cash or stock dividends on shares of its common stock in the foreseeable future. In addition, the certificates of designations with respect to the Series D Preferred Stock and the Company's Series E Preferred Stock prevents the payment of dividends on the common stock unless all dividends on the outstanding shares of Series D Preferred Stock and Series D Preferred Stock have been paid. The Credit Agreement and the indenture governing the Company's 2006 Notes also restrict the Company's ability to pay cash dividends unless certain financial tests (including a ratio of debt to cash flow) and an additional restricted payments test are met.

SALES OF UNREGISTERED SECURITIES

         In March 1997, the Company issued 250,838 shares of Class A Common Stock in connection with the acquisition of certain companies which collectively own and operate the Meadows Music Theater and in June 1997, the Company issued 62,792 shares of Class A Common Stock in connection with the Sunshine Promotions Acquisition. The shares where issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. For a description of the sales of unregistered securities of SFX Entertainment, see "Item 5. Market for Registrant's Common Equity and Stockholder Matters--Recent Sales of Unregistered Securities" of the SFX Entertainment 10-K which is incorporated herein by reference.

ITEM 6.           SELECTED COMBINED FINANCIAL DATA OF SFX BROADCASTING


                                                                            YEAR ENDED DECEMBER 31,
                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               1993          1994          1995          1996          1997
                                                               ----          ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Net revenues                                                $34,233       $55,556       $76,830      $143,061      $270,364
Station operating expenses                                   21,555        33,956        51,039        92,816       167,063
Depreciation, amortization, duopoly integration costs and
acquisition related costs(1)                                  4,475         5,873         9,137        17,311        38,232
Corporate expenses                                            1,808         2,964         3,797         6,313         7,461
Non-recurring and unusual charges, including adjustments
to broadcast rights agreements(2)                            13,980            --         5,000        28,994        20,174
                                                           --------   -----------      --------     ---------     ---------

Operating income (loss)                                     (7,585)        12,763         7,857       (2,373)        37,434
Investment income (loss)                                         17         (121)           650         4,017         2,821
Interest expense                                            (7,351)       (9,332)      (12,903)      (34,897)      (64,506)
Loss on sale of radio station                                    --            --            --       (1,900)            --
                                                       ------------  ------------  ------------ -------------  ------------
Income (loss) before income taxes, operations to be
distributed to stockholders, extraordinary loss and
cumulative effect of a change in accounting principle      (14,919)         3,310       (4,396)      (35,153)      (24,251)
Income tax expense                                            1,015         1,474            --           480           810
Income from operations to be distributed to stockholders         --            --            --            --         3,814
Extraordinary loss on debt retirement                         1,665            --            --        15,219            --
Cumulative effect of a change in accounting principle           182            --            --            --            --
                                                        -----------  ------------  ------------  --------------------------

Net income (loss)                                          (17,781)         1,836       (4,396)      (50,852)      (21,247)
Redeemable preferred stock dividends and accretion(3)           557           348           291         6,061        38,510
                                                        -----------   -----------   -----------   -----------   -----------
Net income (loss) applicable to common stockholders       $(18,338)        $1,488      $(4,687)     $(56,913)     $(59,757)
                                                         ==========    ==========     =========    ==========   ===========
Net income (loss) per share                             $    (7.08)       $  0.26     $  (0.71)    $   (7.52)   $    (6.27)
                                                       ------------       -------   -----------    ----------   -----------
Weighted average common shares outstanding                2,589,285     5,792,385     6,595,728     7,563,600     9,526,429
                                                          ---------     ---------     ---------     ---------     ---------

OTHER OPERATING DATA:
Broadcast Cash Flow(4)                                      $12,678       $21,600       $25,791       $50,245      $103,301
EBITDA(4)                                                    10,870        18,636        21,994        43,932        95,840
Cash capital expenditures                                       569         1,951         3,261         3,224        12,409
Net cash provided by (used in) operating activities              76         1,174           499      (13,447)         5,047
Net cash used in by investing activities                    (56,568)       (6,184)      (25,697)     (470,513)     (499,051)
Net cash (used in) provided by financing activities          66,122       (2,083)        33,897       502,668       494,068











BALANCE SHEET DATA:
Cash and cash equivalents                                   $10,287        $3,194       $11,893       $10,601       $24,686
Working capital (deficit)                                    22,088        18,698        19,334        48,363        81,437
Intangible assets, net                                      107,290       102,152       129,543       664,103     1,033,564
Total assets                                                152,871       145,808       187,337       859,327     1,375,615
Total debt and capital lease obligations                     81,627        81,516        81,850       481,460       764,702
Redeemable preferred stock                                    3,701         2,466         3,285       152,053       361,996
Shareholders' equity (deficit)                               48,598        48,856        83,061        94,517        74,825

--------------------
(1) In 1995 costs of $1,380,000 relating to the integration of KYXY-FM operating in San Diego and the reformatting of its duopoly partner, in 1996 costs of $785,000 related to the integration and reformatting of the Charlotte stations and $352,000 related to the relocation of certain corporate office functions, and in 1997 costs of $871,000 related primarily to the reformatting of the Dallas stations were included in depreciation, amortization, duopoly integration costs and acquisition related costs.
(2) In 1993, a non cash non-recurring and unusual charge was incurred relating to the valuation of founders shares at the offering date and certain pooling costs related to the Capstar merger. In 1995, a $5.0 million charge was incurred with respect to the diminished value of the Texas Rangers contract. In 1996, non-recurring and unusual charges of $28,994,000 in 1996 which consisted primarily of (i) payments in excess of the fair market value of stock repurchased from the Company's former president totaling $12,510,000 (ii) a write-off of $2,330,000 a loan made to the Company's former president and accrued interest thereon, (iii) $5,586,000 relating to a write-off of a $2.0 million loan to SCMC and accrued interest thereon and the issuance of 600,000 warrants to SCMC, (iv) $4,575,000 for the repurchase of Mr. Armstrong's options, and (v) a charge of $1,600,000 related to the termination of Texas Rangers. In 1997, the Company recorded non-recurring and unusual charges of $20,174,000 which consisted primarily of (i) $12,140,000 relating to bonuses paid to officers of the Company, (ii) a write-off of a $2,500,000 loan made to the Company's Chairman, (iii) charges relating to the Merger and the Spin-Off of $1,713,000 relating to a the increase in value of certain Stock Appreciation Rights and $3,821,000 of expenses, primarily legal, accounting and regulatory fees.
(3) Includes preferred stock dividends and accretion on Series A, B, C, D and E Redeemable Preferred Stock.
(4) EBITDA is defined as net revenues less station operating expenses and corporate general and administrative expenses. Broadcast Cash Flow is defined as EBITDA before corporate, general and administrative expenses. Although EBITDA and Broadcast Cash Flow are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that EBITDA and Broadcast Cash Flow are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the performance of broadcasting companies. In addition, EBITDA is the basis for determining compliance with several covenants in the Indentures and the Credit Agreement.


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

PENDING SPIN-OFF AND MERGER

         In August 1997, the Company entered into the Merger Agreement pursuant to which the Company will become a wholly owned subsidiary of Buyer. In the Merger, holders of the Company's Class A Common Stock will receive $75.00 per share and the holders of the Company's Class B Common Stock will receive $97.50 per share, subject to adjustment under certain circumstances. Pursuant to the Merger Agreement, the Company has contributed its live entertainment businesses to SFX Entertainment and, prior to the consummation of the Merger, the Company intends to distribute all of the outstanding shares of common stock of SFX Entertainment to the holders of the Company's common stock, Series D Preferred Stock, interests in the Company's directors' deferred stock ownership plan and certain warrants of the Company. The Merger and the Spin-Off are subject to certain conditions, and there can be no assurance that either the Merger or the Spin-Off will be consummated on the terms described herein or at all. For a description of the Merger and Spin-Off, see "Item 1. Business--The Merger and Spin-Off," and for a description of certain considerations with respect to the Merger and Spin-Off, see "Certain Considerations" of the Proxy Statement of the Company, dated as of February 13, 1998 (and Supplement No. 1 was mailed on or about on March 17, 1998) filed as Exhibits 99.2 and 99.3 hereto (the "Proxy Statement") which is incorporated herein by reference.

GENERAL

         The Company currently owns or operates, provides programming to or sells advertising on behalf of 86 radio stations located in 24 markets. Following completion of the Pending Acquisitions and the Pending Dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 74 radio stations located in 21 markets.

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. Broadcast Cash Flow is defined as net revenues less station operating expenses. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with GAAP, the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

         The primary source of the Company's revenue is the sale of advertising time on its radio stations. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

         The Company's revenues are primarily affected by the advertising rates its radio stations can obtain in the face of competition from radio and other media. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local competitive conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of such agreements. The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. In 1997, approximately 77% of the Company's revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

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

         In addition to its radio station operations, the Company has become a significant operator of venues for live entertainment and a promoter of music concerts and other entertainment events. Pursuant to the Merger Agreement, the Company plans to effect the Spin-Off of its live entertainment business now held by SFX Entertainment to shareholders of the Company's common stock, Series D Preferred Stock, interests in the Company's directors' deferred stock ownership plan and holders of certain of the Company's warrants. The shares of SFX Entertainment will be issued in the Spin-Off as a taxable dividend.

         Seasonality

         The Company's revenues are largely seasonal in nature. As is typical in radio broadcasting, the Company's first calendar quarter generally produces the lowest revenues from radio for the year, and the fourth calendar quarter generally produces the highest revenues for the year. Operating results from radio in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

RESULTS OF OPERATIONS

         The results of operations of the live entertainment business of SFX Entertainment are included in the results of operations of the Company as income from operations to be distributed to shareholders and, therefore, are not included in the operating income of the Company. For a detailed analysis of the results of operations, liquidity and capital resources of SFX Entertainment, investors are referred to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the SFX Entertainment 10-K which is incorporated herein by reference.

         The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The major acquisitions during the three years ended December 31, 1997, all of which have been accounted for using the purchase method of accounting, were as follows:

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

         1996 Acquisitions and Dispositions: In February 1996, the Company acquired substantially all the assets of WTDR-FM and WLYT-FM in Charlotte, North Carolina (the "Charlotte Acquisition"). In June 1996, the Company acquired substantially all of the assets of WROQ-FM, Greenville, South Carolina (the "Greenville Acquisition") and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina (the "Raleigh-Greensboro Acquisition").

         The Company acquired from Prism (the "Prism Acquisition") (i), substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas, in July 1996, and (ii) substantially all of the assets of three radio stations operating in Louisville, Kentucky (the "Louisville Stations") in September 1996. In October 1996, the Company sold the Louisville Stations (the "Louisville Dispositions").

         In July 1996, the Company acquired Liberty (the "Liberty Acquisition"), a privately-held radio broadcasting company which owned and operated or provided programming to or sold advertising on behalf of 14 FM and six AM radio stations located in six markets: Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia. In July 1996, the Company sold three of the Liberty Stations operating in the Washington, DC/Baltimore, Maryland market (the "Washington Dispositions").

         In July 1996, the Company acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi and in August 1996, the Company acquired substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson and Mississippi (collectively, the "Jackson Acquisitions").

         In October 1996, the Company sold radio station KTCK-AM, Dallas, Texas (the "Dallas Disposition").

         In November 1996, the Company acquired MMR, a radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of sixteen FM stations and one AM station located in eight markets:
New Haven, Connecticut; Hartford, Connecticut; Springfield/ Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little Rock, Arkansas pursuant to the MMR Merger. Of the seventeen stations, MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas (the "MMR Dispositions"). MMR had also decided not to renew its JSA with one station operating in Augusta, Georgia and its LMA with one station operating in Myrtle Beach, South Carolina.

         In December 1996, the Company acquired WHSL-FM operating in Greensboro, North Carolina (the "Greensboro Acquisition").

         Also, in December 1996, the company exchanged the assets of KRLD-FM operating in Dallas, Texas, along with the Texas State Networks for the assets of KKRW-FM operating in Houston, Texas (the "Houston Exchange").

         The Charlotte Acquisition, the Greenville Acquisition, the Raleigh-Greensboro Acquisition, the Prism Acquisition, the Liberty Acquisition, the Washington Dispositions, the Jackson Acquisitions, the Dallas Disposition, the MMR Merger, the Greensboro Acquisition and the Houston Exchange are collectively herein referred to as the "1996 Radio Acquisitions."

         1997 Acquisitions and Dispositions . In January 1997, the Company purchased one radio station operating in Albany, New York.

         In February 1997, the Company purchased WWYZ-FM, operating in Hartford, Connecticut, for a purchase price, including the payment of fees and expenses, of $25.9 million (the "Hartford Acquisition"). The Hartford Acquisition increased the number of stations the Company owns in the Hartford market to five.

         In March 1997, the Company acquired two radio stations operating in Houston, Texas, for a purchase price of approximately $43.0 million, exclusive of certain additional contingent liabilities which may become payable (the "Texas Coast Acquisition"). The Texas Coast Acquisition increased the number of stations the Company owns in the Houston market to four.

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like-kind assets. The contract for the sale of the Myrtle Beach stations was in place prior to the merger with Multi- Market Radio, Inc. (the "MMR Merger"). No gain or loss was recognized on these transactions as the Myrtle Beach stations were recently acquired.

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

         Also in April 1997, the Company sold one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition") to Triathlon Broadcasting Company ("Triathlon"), a publicly traded radio broadcasting company. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit by the Company since 1996. No gain or loss was recorded on the transaction as the station was recently acquired.

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

         In January 1998, the Company sold WVGO in Richmond, Virginia for $4.3 million (the "WVGO Disposition"). No gain or loss was recognized on the sale.

         The Albany Acquisition, the Hartford Acquisition, the Texas Coast Acquisition, the CBS Exchange, the Secret Communications Acquisition, the Little Rock Disposition, the Richmond Acquisition, the Hearst Acquisition and the Charlotte Exchange are collectively referred to as the "1997 Radio Acquisitions," and, together with the 1996 Radio Acquisitions, the "1997 and 1996 Radio Acquisitions."

         Results for the year ended December 31, 1996 include (i) WLYT-FM and WKKT-FM (formerly WTDR-FM), Charlotte, North Carolina for which the Company had provided programming and sold advertising time pursuant to an LMA prior to the acquisition of such stations in March 1996, (ii) WHSL-FM in Greensboro, North Carolina for which the Company had sold advertising pursuant to a JSA beginning in the first quarter of 1996, and (iii) WAPE-FM and WFYV-FM, Jacksonville, Florida (the "Jacksonville Stations"), for which the Company had provided programming and sold advertising time pursuant to an LMA since July 1, 1996.

         Results for the year ended December 31, 1997 include (i) the Jacksonville Stations, for which the Company had provided programming and sold advertising time pursuant to an LMA since July 1, 1996, (ii) the results for WRFX-FM in Charlotte, North Carolina for which the Company had provided programming and sold advertising time pursuant to an LMA during July 1997 and
(iii) the results for WJZC-FM, WLAC-FM and WLAC-AM in Nashville,

Tennessee for which the Company had provided programming and sold advertising time pursuant to an LMA since November 1, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         For the year ended December 31, 1997, net revenues increased 89% to $270,364,000 from $143,061,000 primarily as a result of the 1997 and 1996 Radio Acquisitions which increased net revenues by $122,425,000. The 1996 Radio Acquisitions increased net revenues since the radio stations were owned for a full year in 1997 as compared to ownership for a partial year in 1996. In addition, net revenue at radio stations owned for full years in both 1996 and 1997 increased as a result of strong radio advertising growth combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all stations owned and operated as of December 31, 1997 were owned for all periods reported, net revenues would have increased 9% from 1996.

         Station operating expenses increased 80% to $167,063,000 from $92,816,000 primarily due to the inclusion of expenses related to the 1997 and 1996 Radio Acquisitions of $73,784,000 and increases in variable expenses related to the increases in net revenue at the existing stations.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 121% to $38,232,000 from $17,311,000 due to the inclusion of depreciation and amortization related to the 1997 and 1996 Radio Acquisitions. Duopoly integration costs and acquisition related costs decreased from $1,137,000 in 1996 to $871,000 in 1997.

         Corporate expenses, including non-cash stock compensation, were $7,461,000 and $6,313,000 for the years ended December 31, 1997 and 1996, respectively. The increase reflects the growth in the Company's overall operations, partially offset by the allocation of certain expenses and Triathlon advisory fees to SFX Entertainment, which is included in operations to be distributed to shareholders. As a percentage of total revenues, corporate expenses declined from 4.4% to 2.8%. Corporate expenses in 1996 were net of advisory fees received from MMR and Triathlon of $802,000.

         In 1997, the Company recorded non-recurring and unusual charges of $20,174,000 which consisted primarily of (i) $12,140,000 relating to bonuses paid to officers of the Company, (ii) a write-off of a $2,500,000 loan made to the Company's Chairman, (iii) charges relating to the Merger and the Spin-Off of $1,713,000 relating to the increase in value of certain SARs, $3,821,000 of expenses, primarily legal, accounting and regulatory fees.

         In 1996, the Company recorded non-recurring and unusual charges of $28,994,000 which consisted primarily of (i) $12,510,000 relating to payments in excess of the fair market value of stock repurchased from the Company's former president (ii) a write-off of a $2,330,000 loan made to the Company's former president and accrued interest thereon, (iii) $5,586,000 relating to a write-off of a $2.0 million loan to SCMC and accrued interest thereon and the issuance of 600,000 warrants to SCMC, (iv) $4,575,000 for the repurchase of an officer's options, and (v) a charge of $1,600,000 related to the termination of Texas Rangers.

         Operating income was $37,434,000 for the year ended December 31, 1997 compared to an operating loss of $2,373,000 for the same period in 1996 due to the results discussed above.

         Interest expense, net of interest income, increased 100% to $61,685,000 from $30,880,000 in the year ended December 31, 1997, primarily due to interest on the $450.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes issued in May 1996 (the "2006 Notes") and interest on borrowings under the Credit Agreement which were used primarily to fund the 1997 and 1996 Radio Acquisitions.

         The Company recorded a loss on sale of KTCK-AM Dallas of $1,900,000 in 1996.

         The Company recorded an income tax expense of $810,000 in 1997, as compared to an income tax expense of $480,000 in 1996, which were primarily related to state income taxes. The increase is a result of the 1997 and 1996 Radio Acquisitions.

         In 1997, net income of the live entertainment business of SFX Entertainment of $3,814,000 was included in the results of operations of the Company as income from operations to be distributed to shareholders. SFX Entertainment's 1997 operating results consisted of $96,144,000 of concert revenue, $5,090,000 of operating income and $4,304,000 of income before income taxes.

         The Company incurred an extraordinary loss totaling $15,219,000 for the year ended December 31, 1996 which consisted primarily of payments of $9.0 million for the repurchase premium and consent payments related to the early redemption of $79.4 million of the Company's 11 3/8% Senior Subordinated Notes due 2000 (the "2000 Notes") in the tender offer and the related consent solicitations and the write-off of $5.6 million of debt issue costs.

         The Company's net loss was $21,247,000 in 1997 compared to a net loss of $50,852,000 in 1996 due to the factors discussed above.

         Net loss applicable to common stock increased to $59,757,000 in 1997 from $56,913,000 in 1996 due to dividends on the Series D Preferred Stock issued in May 1996 (the "Series D Preferred Stock Offering"), dividends on the Series E Preferred Stock issued in January 1997, partially offset by the decrease in net loss discussed above.

         Broadcast Cash Flow increased 106% to $103,301,000 for the year ended December 31, 1997 from $50,245,000 for 1996. The increase was primarily a result of the inclusion of the results of the 1997 and 1996 Radio Acquisitions of $48,641,000 and as well as improved results at the Company's existing stations. On a same station basis, assuming all stations owned and operated as of December 31, 1997 were owned for all periods reported, Broadcast Cash Flow would have increased approximately 19% from 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         For the year ended December 31, 1996, net revenues increased 86% to $143,061,000 from $76,830,000 primarily as a result of the 1996 Radio Acquisitions (excluding the Charlotte Acquisition which the Company operated pursuant to an LMA prior to the acquisition) which increased net revenues by $58,880,000. In addition, net revenue at existing the Company stations (excluding the 1996 Radio Acquisitions and the Charlotte Acquisition which the Company did not operate for the entire 1995 period) increased as a result of strong radio advertising growth combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all stations owned and operated as of December 31, 1996 were owned for all periods reported, net revenues would have increased 10% from 1995.

         Station operating expenses increased 82% to $92,816,000 from $51,039,000 primarily due to the inclusion of expenses related to the 1996 Radio Acquisitions (excluding the Charlotte Acquisition) of $38,525,000 and to increases in variable expenses related to the increases in net revenue at the existing stations.

         Depreciation, amortization, duopoly integration costs and acquisition related costs increased 89% to $17,311,000 from $9,137,000 due to the inclusion of depreciation and amortization related to the 1996 Radio Acquisitions. Duopoly integration costs and acquisition related costs decreased from $1,380,000 in 1995 to $1,137,000 in 1996.

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

         The Company recorded non-recurring and unusual charges of $28,994,000 in 1996 which consisted primarily of (i) $12,510,000 relating to payments in excess of the fair market value of stock repurchased from the Company's former president (ii) a write-off of a $2,330,000 loan made to the Company's former president and accrued interest thereon, (iii) $5,586,000 relating to a write-off of a $2.0 million loan to SCMC and accrued interest thereon and the issuance of 600,000 warrants to SCMC, (iv) $4,575,000 for the repurchase of an officer's options, and (v) a charge of

$1,600,000 related to the termination of Texas Rangers. In 1995, the Company recorded a $5.0 million charge related to the write down in value of the Company's broadcast rights of Texas Rangers baseball.

         Operating loss was $2,373,000 for the year ended December 31, 1996 compared to operating income of $7,857,000 for the same period in 1995 due to the results discussed above.

         Interest expense, net of interest income, increased 152% to $30,880,000 from $12,253,000 in the year ended December 31, 1996, primarily due to interest on the 2006 Notes. Additionally, interest on borrowings related to the Charlotte Acquisition and the MMR Merger contributed to the increase.

         The Company incurred an extraordinary loss totaling $15,219,000 for the year ended December 31, 1996 which consisted primarily of payments of $9.0 million for the repurchase premium and consent payments related to the early redemption of $79.4 million of the Company's 2000 Notes in the tender offer and the related consent solicitations and the write-off of $5.6 million of debt issue costs.

         The Company recorded income tax expense of $480,000 for the year ended December 31, 1996 related to state and local taxes. The Company did not record income tax expense in 1995.

         The Company's net loss was $50,852,000 in 1996 compared to a net loss of $4,396,000 in 1995 due to the factors discussed above.

         Net loss applicable to common stock increased to $56,913,000 in 1996 from $4,687,000 in 1995 due to dividends on the Series D Preferred Stock Offering and the increase in the net loss discussed above.

         Broadcast Cash Flow increased 95% to $50,245,000 for the year ended December 31, 1996 from $25,791,000 for 1995. The increase was primarily a result of the inclusion of the results of the 1996 Radio Acquisitions (excluding the Charlotte Acquisitions) of $20,356,000 and as well as improved results at the Company's existing stations. On a same station basis, assuming all stations owned and operated as of December 31, 1996 were owned for all periods reported, Broadcast Cash Flow would have increased approximately 26% from 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for funds has historically been to fund the acquisition of radio stations and live entertainment businesses, including related working capital needs, and, to a lesser extent, capital expenditures and the redemption of outstanding securities and debt service. The Company's principal sources of funds for these requirements have historically been the proceeds from offerings of equity and debt securities, borrowings under credit agreements and, to a significantly lesser extent, cash flows from operations.

Historic Cash Flows

         Cash provided by operations for the year ended December 31, 1997 was $4,042,000, as compared to cash used in operations of $13,447,000 in 1996 and cash provided by operations of $499,000 in 1995. The increase in cash provided by operations in 1997 as compared to 1996 was primarily attributable to improved Broadcast Cash Flow and the greater impact of the non-recurring and unusual charges in 1996. The cash used in operations in 1996 was primarily attributable to the cash portion of the non-recurring and unusual charges and to the required investment in working capital of radio stations acquired without the related working capital. The decrease in 1996 as compared to 1995 was primarily attributable to higher investments in working capital of stations acquired in 1996.

         The Company used cash in investing activities for the years ended December 31, 1997, 1996 and 1995 of $499,051,000, $470,513,000 and $25,697,000,
respectively. Cash used in investing activities in 1997 related primarily to Secret Communications, Richmond, Texas Coast, Hearst and the Hartford Acquisitions and the Charlotte Exchange and the 1997 Entertainment Acquisitions. Cash used in investing activities in 1996 related primarily to the Charlotte, Greenville, Raleigh-Greensboro, Liberty, Prism, Jackson, Greensboro Acquisitions, and the MMR Merger. In addition, proceeds from sale of radio stations in 1996 of $56.9 million was offset by deposits and other payments for Pending

Acquisitions of $30.8 million and capital expenditures of $3.2 million. Cash used in 1995 was primarily attributable to the purchases of KYXY-FM in San Diego and KTCK-AM in Dallas and the purchase of property and equipment, and was partially offset by the sale of short term investments.

         Cash provided by financing activities for the years ended December 31, 1997 and 1996 was $494,068,000 and $502,668,000, respectively. In 1997, cash provided by financing activities related primarily to $283 million of net borrowings under the Credit Agreement and $215,258,000 of proceeds from the Series E Preferred Stock Offerings. In 1996, cash provided by financing activities related primarily to $644,945,000 of proceeds from the Note Offering and the Series D Preferred Stock Offering and borrowings under a credit agreements partially offset by payments on subordinated debt, senior loans and capital lease obligations of $110,396,000 during 1996. In 1995, cash provided by financing activities related primarily to proceeds of the 1995 Stock Offering. The Company used cash in financing activities for the year ended December 31, 1995 of $2,083,000.

         Cash flow from the operations to be distributed to shareholders in the Spin-Off was $1,005,000 from operating activities, $73,296,000 of cash used in investing activities and $823,000 of cash used in financing activities.

1997 Radio Station Acquisitions and Dispositions

         During 1997, the Company paid $255.0 million, $46.5 million, $43.0 million, $35.0 million, $25.9 million, $20.0 million, and $1.0 million for the Secret Acquisition, the Richmond Acquisition, the Texas Coast Acquisition, the Hearst Acquisition, the Hartford Acquisitions, the Charlotte Exchange and the Albany Acquisition, respectively. The primary sources of funds for these acquisitions were proceeds from the Series E Preferred Stock Offering and borrowings under the Credit Agreement. The primary sources of funds for these acquisitions were proceeds from the Series E Preferred Stock Offering and the Credit Agreement. In addition, the Company received $600,000 and $575,000 for radio stations sold in Little Rock, Arkansas and Myrtle Beach, South Carolina, respectively.

         In August 1997, the Company also paid a $2.0 million deposit pursuant to its agreement to purchase three radio stations in Nashville, Tennessee. The primary source of funds was borrowings under the Credit Agreement.

         In January 1998, the Company sold WVGO in Richmond, Virginia for $4.3 million. No gain or loss was recognized on the sale.

1997 Live Entertainment Acquisitions

         In January 1997, the Company purchased Delsener/Slater Enterprises, Ltd., a concert promotion company based in New York City, for an aggregate consideration of approximately $27.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years, and $1.0 million to be paid, without interest, over ten years. The deferred payments are subject to acceleration in certain circumstances.

         In March 1997, the Company acquired a 37-year lease to operate the Meadows Music Theater, a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut for $0.9 million in cash, shares of Class A Common Stock of the Company with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt.

         In June 1997, the Company acquired Sunshine Promotions, Inc., a concert promotion company based in Indianapolis, Indiana, and certain related companies, for $53.9 million in cash at closing, $2.0 million in note payable over 5 years, shares of Class A Common Stock issued and issuable over a two year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt. Pursuant to the Merger Agreement, SFX Entertainment is responsible for the payments owing under the Sunshine Note, which by its terms accelerates upon the change of control of the Company resulting from the consummation of the Merger.

1998 Activity Regarding Merger and Spin-Off

         1998 SFX Entertainment Acquisitions. In February and March of 1998, SFX Entertainment consummated its acquisitions of PACE Entertainment Corporation, Pavilion Partners, The Contemporary Group, BG Presents, Inc., The Network Group, Concert/Southern Promotions and certain related entities for an aggregate purchase price of $506.1 million, consisting of $442.1 million in cash, including repayment of debt and payments for working capital, $7.8 million of assumed debt and agreements to issue, or the issuance of securities convertible into, an aggregate of approximately 4.2 million shares of SFX Entertainment's common stock upon the consummation of the Spin-Off with an attributed negotiated value of approximately $56.2 million. In the event the Spin-Off does not occur, the aggregate cash consideration for these acquisitions will increase by approximately $56.2 million.

         SFX Entertainment financed these acquisitions with the proceeds from its recent private placement of $350 million in aggregate principal amount of 91/8% Senior Subordinated Notes due 2008 (the "SFX Entertainment Notes") and from borrowings under SFX Entertainment's credit facility, as described below.

         SFX Entertainment Credit Agreement. On February 26, 1998, SFX Entertainment, its subsidiaries and the lenders that are parties thereto entered into a Credit and Guarantee Agreement (the "SFX Entertainment Credit Facility") which provides for a $300 million senior secured credit facility comprised of (i) a $150.0 million seven year revolving facility and (ii) a $150 million eight year term loan. Borrowings under the SFX Entertainment Credit Facility are secured by substantially all the assets of SFX Entertainment, including a pledge of the outstanding stock of substantially all of its subsidiaries, and are guaranteed by substantially all of the Company's subsidiaries. On February 27, 1998, SFX Entertainment borrowed $150.0 million pursuant to the term loan in connection with the acquisitions described above. Under certain circumstances, such facility may be increased by $50 million in available borrowings.

         Company Guarantee of SFX Entertainment Performance Under Certain Acquisition Agreements. The Company guaranteed certain obligations of SFX Entertainment in connection with certain of the 1998 Entertainment Acquisitions ("Company Guarantee of Entertainment Obligations"). In connection with the PACE Acquisition, SFX Entertainment is required to issue 1.5 million shares of its Class A common stock valued at approximately $20 million, upon consummation of the Spin-Off. In the event that the Spin-Off has not been consummated on or before July 1, 1998 and each third month thereafter, each selling stockholder will have the option to require SFX Entertainment to pay $13.33 per share in lieu of each share of SFX Entertainment Class A common stock (the "PACE Option"). The Company has guaranteed the full and timely performance of all of SFX Entertainment's obligations under the agreement relating to the PACE Acquisition until shares of SFX Entertainment Class A common stock have been delivered or the PACE Option shall have been exercised by all selling stockholders. In connection with the Contemporary Acquisition, SFX Entertainment issued shares of its Series A redeemable convertible preferred stock (the "Series A Preferred Stock") valued at approximately $18.7 million which, upon consummation of the Spin-Off, will automatically convert into 1,402,850.7 shares of SFX Entertainment's Class A common stock. If the Spin-Off is not consummated by July 1, 1998, then the shares of Series A preferred stock will be redeemed by SFX Entertainment for the greater of their fair market value or $18.7 million. The Company has guaranteed the repayment of the redemption price, which guarantee will terminate upon consummation of the Spin-Off.

         Consent Solicitations. To facilitate the Spin-Off, SFX Entertainment's 1998 acquisitions and its financing thereof, the Company sought and obtained consents from the holders of its 2006 Notes and the holders of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock of the Company (the "Series E Preferred Stock"). Fees and expenses of $18.0 million incurred by the Company in connection with the consent solicitations were reimbursed by SFX Entertainment with the proceeds of the SFX Entertainment Notes.

Pending Radio Station Acquisitions and Dispositions

         Pursuant to separate agreements, the Company has agreed to: (i) exchange four radio stations owned by the Company and located on Long Island, New York, for two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, and a cash payment of $11.0 million; (ii) acquire three radio stations operating in Nashville, Tennessee, where the Company currently owns two radio stations, for $35 million; and (iii) sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for $66.0 million. The DOJ has brought suit alleging that the Long Island Exchange, a component of the Chancellor Exchange, is likely to reduce competition. The complaint requests permanent injunctive relief preventing the consummation of the acquisition of the Long Island stations by Chancellor. The Company, Chancellor, an affiliate of Buyer and the DOJ are currently involved in settlement discussions. If successfully concluded, these settlement discussions will resolve all competitive issues raised by DOJ and will terminate all investigations or litigation by DOJ with respect to the Merger and the Chancellor Exchange. There can be no assurance that the settlement discussions will be completed successfully. If the Company fails to reach an acceptable settlement agreement with DOJ, the Company intends to defend the suit vigorously. See "Item 1. Business--Pending Acquisitions and Pending Disposition--Radio Stations" and "Item 1. Business--The Merger--Regulatory Approval."

         The aggregate proceeds to be received from these transactions, net of acquisitions, is approximately $42 million, of which the Company has deposited $2.0 million in escrow to secure its obligations under these agreements. The Company expects to record a pre-tax gain of approximately $20.0 million on the Jackson and Biloxi Disposition. The Company does not expect to record a gain or loss on the other transactions as the assets were recently acquired.


         The Company anticipates that it will consummate all of the Pending Acquisitions and the Pending Dispositions as follows:


                                             Cash (Purchase) Sale                 Anticipated Date of
Transaction                                Price (In Millions) (1)                   Consummation
-----------------------------------------------------------------------------------------------------
Nashville Acquisition                               (35.0)                         2nd quarter 1998
Chancellor Exchange                                  11.0                          3rd quarter 1998
Jackson and Biloxi Disposition                       66.0                          3rd quarter 1998

-----------------
(1) Represents the gross cash sales or purchase price for the corresponding transaction. Certain of these amounts do not reflect amounts advanced or placed in escrow, payable over a period of time or payable in stock of the Company.

         The timing and completion of each of the above transactions are subject to a number of closing conditions, certain of which are beyond the Company's control. It is presently contemplated that the Pending Acquisitions and Pending Disposition will be consummated after the consummation of the Merger. In the event that the Nashville Acquisition is consummated prior to the completion of the Merger, the Company intends to finance the Nashville Acquisition from cash on hand and borrowings under the Credit Agreement. There can be no assurance that the Company will be able to borrow under the Credit Agreement to finance the Nashville Acquisition.

Capital Expenditures

         Capital expenditures totaled $12,409,000 in 1997, $3,224,000 in 1996 and $3,261,000 in 1995. 1997 capital expenditures consisted primarily of the consolidation of operations in Raleigh, Hartford, Houston and Charlotte and upgrades to the Company's broadcasting, office and computer equipment in various markets. 1996 capital expenditures consisted of upgrades to the Company's broadcasting, office and computer equipment in various markets. Capital expenditures in 1995 included (i) the consolidation of the operations of WSIX-FM and WRVW-FM, including a real estate acquisition, building improvements and the replacement of certain broadcast equipment, and (ii) leasehold improvements and the replacement of certain broadcast equipment related to the relocation of KRLD-AM and TSN to the ballpark in Arlington. The Company expects that its capital expenditures for 1998 will be substantially less than its capital expenditures in 1997.

Debt Maturities and Lease Payments

         At December 31, 1997, the aggregate contractual maturities of long-term debt for the years ended December 31, 1998, 1999, 2000, 2001, 2002 and thereafter are $509,000, $200,000, $766,000, $57,000,000, $72,000,000 and
$634,000,000, respectively. Future minimum payments for all noncancellable capital leases with initial terms of one or more years for the years ended December 31, 1998, 1999, 2000, 2001 and thereafter are $124,000, $86,000,
$43,000, $14,000 and $0, respectively. In the event that the Merger is not consummated, the Company believes that to be able to make these payments, together with capital expenditures and principal amortization payments under the Credit Agreement, it will require additional financing in addition to funds generated from its operations. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company or at all.

Merger and Spin-Off--Potential Uses

         Merger. In the event the Merger Agreement is terminated, under certain circumstances, the Company may be required to pay fees and expenses ranging from $10 million to $52.5 million.

         Spin-Off. In the event that the Spin-Off is not consummated, the Company may be required to make certain payments. See "--Company Guarantee of Entertainment Performance Under Certain Acquisition Agreements."

         Tax Indemnification Arrangement. SFX Entertainment is subject to certain indemnification obligations, including an obligation to indemnify the Company for any taxes resulting from the Spin-Off, including income taxes to the extent that such income taxes result from gain on the distribution that exceeds the net operating losses of the Company available to offset such gain (including net operating losses generated in the current year prior to the Spin- Off). The actual amount of indemnification payment will be based largely on the excess of the value of SFX Entertainment's Common Stock on the date of the Spin-Off over the tax basis of that stock. Increases or decreases in the value of the SFX Entertainment Common Stock subsequent to such date should not effect the tax valuation. If SFX Entertainment's Common Stock was valued at approximately $15 per share, management believes that no material indemnification payment would be required. Such indemnification obligation would be approximately $4.0 million at $16 per share and would increase by approximately $7.7 million for each $1.00 increase above $16 per share. If SFX Entertainment's Common Stock was valued at $22.50 per share (the last sales price of the Class A Common Stock (trading on a when-issued basis) on the over-the-counter market on March 13, 1998), management estimates that SFX Entertainment would have been required to pay approximately $54.0 million pursuant to such indemnification obligation. The Company expects that such indemnity payment will be due on or about June 15, 1998. In the event that SFX Entertainment were unable to finance its indemnification obligation, the Company would be responsible for such income taxes.

         Working Capital. As required by the Distribution Agreement and the Merger Agreement, immediately after the Spin-Off, the Company will contribute to SFX Entertainment an allocation of working capital in an amount estimated by the Company's management to be consistent with the proper operation of the Company. There can be no assurance that the working capital remaining with the Company will be sufficient to finance its operations and planned expenditures.

         Meadows Repurchase. Pursuant to the Merger Agreement, the Company is obligated to exercise its option to repurchase 250,838 shares of its Class A Common Stock for an aggregate purchase price of $8.3 million (the "Meadows Repurchase"). This option was granted in connection with the acquisition of the lease for the Meadows Music Theater. SFX Entertainment may assume the obligation to exercise the Meadows Repurchase option.

Interest and Dividends

         The Company pays interest on the 2006 Notes of approximately $24 million semi-annually on each May 15 and November 15. The 2006 Notes are guaranteed on a senior subordinated basis by each of the Company's subsidiaries. The indenture governing the 2006 Noes contains certain covenants which limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is senior in right of payment to the 2006 Notes, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other person or dispose of all or substantially all of the assets of the Company.

         The interest incurred under the Credit Agreement is paid as each short-term borrowing matures. The Company's current LIBOR based rate loans mature in one to four months. As of March 28, 1998, the Company had outstanding borrowings under the Credit Agreement of $313.0 million and the average interest rate on these borrowings was 8.19%.

         Dividends on the $225.0 million Series E Preferred Stock accrue at the rate of 12.625% per annum and are payable in cash or additional shares of Series E Preferred Stock on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2000, in cash or additional shares of Series E Preferred Stock.

On July 15, 1997, the Company elected to pay a cash dividend. On January 15, 1998, the Company elected to pay a preferred stock dividend.

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

Year 2000 Compliance

         The Company has addressed the risks associated with Year 2000 compliance issues with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems are expect to provide better reporting, to allow for more detailed analysis, and to be in Year 2000 compliance. The Company anticipates that the cost of implementing these systems will be approximately $2.0 million. The Company is in the process of examining Year 2000 compliance issues with respect to its vendors and does not anticipate that it will be subject to a material impact in this area.

SOURCES OF LIQUIDITY

         In May 1996, the Company issued 2006 Notes in an aggregate principal amount of $450.0 million. Concurrently with the Note Offering, the Company sold in a private placement 2,990,000 shares of Series D Preferred Stock aggregating $149.5 million in liquidation preference in the Series D Preferred Stock Offering. Dividends of $0.8125 per share of Series D Preferred Stock are payable quarterly in cash. Accumulated unpaid dividends bear interest at the annual rate of 6.5%. The shares of Series D Preferred Stock are convertible into shares of Class A Common Stock at any time prior to May 31, 2007, unless previously redeemed or repurchased, at a conversion price of $45.51 per share (equivalent to a conversion rate of 1.0987 shares of Class A Common Stock per share of Series D Preferred Stock), subject to adjustment in certain events. The shares of Series D Preferred Stock are exchangeable in full (but not in part), at the Company's option, subject to compliance with covenants contained in the Company's debt agreements, for 6 1/2% Series D Exchange Notes due 2007. The Certificate of Designations of the Series D Preferred Stock contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to engage in transactions with affiliates. The Company used the proceeds from the sale of the 2006 Notes and the Series D Preferred Stock primarily to consummate the 1996 Radio Acquisitions.

         On November 22, 1996, the Company entered into the Credit Agreement, as amended, a senior revolving credit facility providing for borrowings of up to $400.0 million. The indebtedness under the Credit Agreement was incurred primarily to finance the 1996 and 1997 Radio Acquisitions and the 1997 Entertainment Acquisitions. Borrowings under the Credit Agreement may be used to finance permitted acquisitions, for working capital and general corporate purposes, and for letters of credit up to $20.0 million. The credit facility will be reduced by $18 million on a quarterly basis from March 31, 2000 to December 31, 2004 and two final reductions of $20 million on March 31, 2005 and June 30, 2005. Interest on the funds borrowed under the Credit Agreement is based on a floating rate selected by the Company of either (i) the higher of
(a) the Bank of New York's prime rate and (b) the federal funds rate plus 0.5%, plus a margin which varies from 0.25% to 1.5%, based on the Company's then-current leverage ratio, or (ii) the LIBOR rate plus a margin which varies from 1.5% to 2.75%, based on the Company's then-current leverage ratio. The Company must prepay certain outstanding borrowings in advance of their scheduled due dates in certain circumstances. The Company must also pay annual commitment fees of 0.5% of the unutilized total commitments under the Credit Agreement. The Company's obligations under the Credit Agreement are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable (other than the entertainment business), and are guaranteed by the Company's subsidiaries (other than the entertainment business).

         On January 23, 1997, the Company completed the sale of $225.0 million of Series E Preferred Stock. Dividends on the Series E Preferred Stock accrue at the rate of 12.625% per annum and are payable on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2000, in cash or additional shares of Series E Preferred Stock. The Company used the net proceeds to complete the 1997 Radio Acquisitions.

         Subject to certain conditions, the shares of Series E Preferred Stock are exchangeable in whole or in part on a pro rata basis, at the option of the Company, on any dividend payment date, for the Company's 12 5/8% Senior Subordinated Exchange Debentures due 2006 (the "Exchange Debentures"). The Series E Preferred Stock is redeemable at the Company's option, in whole or in part, at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option and subject to certain conditions, redeem up to 50% of the aggregate of (i) the liquidation preference of the Series E Preferred Stock issued (whether initially issued or issued in lieu of cash dividends) less the liquidation preference of Series E Preferred Stock exchanged for Exchange Debentures and
(ii) the principal amount of Exchange Debentures issued (whether issued in exchange for Series E Preferred Stock or in lieu of cash interest), with the net proceeds of one or more common equity offerings at a redemption price of 112.625% of the liquidation preference or principal amount, as the case may be. The Company is required, subject to certain conditions, to redeem all of the Series E Preferred Stock outstanding on October 31, 2006, at a redemption price equal to 100% of the liquidation preferences thereof, plus accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined therein), each holder of Series E Preferred Stock may require the Company to offer to purchase all of that holder's shares of Series E Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of purchase. The Series E Preferred Stock will rank junior to the Series D Preferred Stock and senior to all other outstanding classes or series of capital stock, with respect to dividend rights and rights on liquidation of the Company.

         As of December 31, 1997, the Company's consolidated indebtedness was approximately $764,475,000 (excluding indebtedness related to SFX
Entertainment). The total amount of the Company's indebtedness would increase substantially if the Spin-Off does not occur as presently contemplated.

         As of March 10, 1998, the Company's cash and cash equivalents totaled approximately $27.9 million, net of a deposit that the Company is obligated to pay to a national advertising representative company. As of March 10, 1998 the Company had limited additional borrowing available under the Credit Agreement.

         It is currently anticipated that the Spin-Off , the Merger and the Nashville Acquisition will be consummated in the second quarter with the Nashville Acquisition occurring last. The Company believes that its cash on hand will be sufficient to meet its anticipated scheduled liquidity needs prior to the consummation of the Merger. However, in the event that the timing of the transactions change so that the Nashville Acquisition occurs prior to the consummation of the Merger, the Company will require additional borrowings under the Credit Agreement. The Credit Agreement prohibits the Company from borrowing unless the Company meets certain specified tests, such as total leverage and senior leverage ratios and pro forma interest expense. The ability of the Company to meet such tests is dependent on the cash flow of the Company, giving effect to the consummation of pending acquisitions and dispositions. The Company currently has limited borrowing availability under the Credit Agreement which would not be sufficient to finance a substantial portion of the Nashville Acquisition, for which the Company has deposited $2 million in escrow. There can be no assurance that the Company will have adequate borrowing capacity under the Credit Agreement to finance the Nashville Acquisition and certain other payments described above (including, but not limited to, those described in "--Capital Expenditures--Debt Maturities and Lease Payments" and "--Interest and Dividends") in the event that the consummation of the Merger were delayed. In such case the Company would require additional financing. There can be no assurance that the Company would be able to obtain additional financing on terms acceptable to the Company or at all.

         In the event that the Spin-Off is not consummated or the Merger Agreement is terminated the Company may, under certain circumstances, be required to make certain payments. See "--Merger and Spin-Off Potential Uses." In such event there can be no assurance that the Company would have cash on hand, borrowing capacity under the Credit Agreement or that additional financing would be available to fund such payments.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with the Company's accountants on accounting matters or financial disclosures.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Directors and Executive Officers

         Pursuant to the Company's Certificate of Incorporation and By-laws, the business of the Company is managed by the Board. The By-laws of the Company authorize the Board to fix the number of directors from time to time. The current number of directors of the Company is nine. All directors hold office until the next annual meeting of stockholders following their election or until their successors are elected and qualified. Officers of the Company are elected annually by the Board and serve at the Board's discretion.

         The executive officers of the Company (the "Executive Officers") are also currently executive officers of SFX Entertainment. It is anticipated that, prior to the Spin-Off, the Executive Officers will enter into employment agreements with SFX Entertainment that will be similar to their existing employment agreements with the Company. The employment agreements with SFX Entertainment will become effective at the time of consummation of the Merger. Until the consummation of the Merger, the Executive Officers can be anticipated to expend substantial time and effort in managing the business of SFX Entertainment, which may detract from their performance with respect to the Company. If the Merger Agreement is terminated for any reason, the Company intends to seek another buyer for its radio broadcasting business and the Executive Officers will continue to perform services to both the Company and SFX Entertainment until the Company is able to hire suitable replacements for the Executive Officers. See "--Employment Agreements."

         The following table sets forth information as to the Directors and the Executive Officers of the Company:


                                                                                                     AGE AS OF
                                                                           DIRECTOR                 DECEMBER 31,
        NAME                               POSITION(S) HELD                  SINCE                      1997
---------------------               -----------------------------          --------                 ------------
Robert F.X. Sillerman                   Director and Executive               1992                        49
                                               Chairman
Michael G. Ferrel                   Director, President and Chief            1996                        48
                                          Executive Officer
D. Geoffrey Armstrong                 Director, Chief Operating              1993                        40
                                      Officer and Executive Vice
                                              President
Howard J. Tytel                       Director, General Counsel,             1993                        50
                                     Secretary and Executive Vice
                                              President
Thomas P. Benson                     Director and Chief Financial            1996                        35
                                               Officer






                                                                                                     AGE AS OF
                                                                           DIRECTOR                 DECEMBER 31,
        NAME                               POSITION(S) HELD                  SINCE                      1997
---------------------               -----------------------------          --------                 ------------
Richard A. Liese                     Director, Vice President and            1995                        47
                                      Assistant General Counsel
James F. O'Grady, Jr.                          Director                      1993                        69
Paul Kramer                                    Director                      1993                        65
Edward F. Dugan                                Director                      1996                        63


         ROBERT F.X. SILLERMAN has served as the Executive Chairman of the Company since July 1, 1995, and from 1992 through June 30, 1995, he served as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Sillerman is Chairman of the Board of Directors and Chief Executive Officer of SCMC, a private company that makes investments in and provides financial consulting services to companies engaged in the media business, and of The Sillerman Companies, Inc., a private company that makes investments in and provides financial advisory services to media-related companies. Through privately held entities, Mr. Sillerman controls the general partner of Sillerman Communications Partners, L.P., an investment partnership. Mr. Sillerman is also the Chairman of the Board and a founding stockholder of The Marquee Group, Inc. ("Marquee"), a publicly-traded company organized in 1995, which is engaged in various aspects of the sports, news and other entertainment industries. Mr. Sillerman is also a founder and a significant stockholder of Triathlon Broadcasting Company, a publicly-traded company that owns and operates radio stations in medium and small-sized markets in midwestern and western United States. For the last twenty years, Mr. Sillerman has been a senior executive of and principal investor in numerous entities operating in the broadcasting business. In 1993, Mr. Sillerman became the Chancellor of the Southampton campus of Long Island University.

         MICHAEL G. FERREL has been the President, Chief Executive Officer and a Director of the Company since November 22, 1996. Mr. Ferrel served as President and Chief Operating Officer of MMR, a wholly-owned subsidiary of the Company, and a member of MMR's Board of Directors since MMR's inception in August 1992 and as Co-Chief Executive Officer of MMR from January 1994 to January 1996, when he became the Chief Executive Officer. From 1990 to 1993, Mr. Ferrel served as Vice President of Goldenberg SFX, Inc., the former owner of radio station WPKX-FM, Springfield, Massachusetts, which was acquired by MMR in July 1993.

         D. GEOFFREY ARMSTRONG has been the Chief Operating Officer and an Executive Vice President of the Company since November 22, 1996 and has served as a Director of the Company since 1993. Mr. Armstrong became the Chief Operating Officer of the Company in June 1996 and the Chief Financial Officer, Executive Vice President and Treasurer of the Company in April 1995. Mr. Armstrong was Vice President, Chief Financial Officer and Treasurer of the Company from 1992 until March 1995. He had been Executive Vice President and Chief Financial Officer of Capstar, a predecessor of the Company, since 1989. From 1988 to 1989, Mr. Armstrong was the Chief Executive Officer of Sterling Communications Corporation.

         HOWARD J. TYTEL has been a Director, General Counsel, Executive Vice President and Secretary of the Company since 1992. Mr. Tytel is Executive Vice President, General Counsel and a Director of SCMC and TSC and holds an economic interest in those companies. Mr. Tytel is a Director and a founder of Marquee and a founder of Triathlon. Mr. Tytel was a Director of Country Music Television from 1988 to 1991. From March 1995 until March 1997, Mr. Tytel was a Director of Interactive Flight Technologies, Inc., a publicly-traded company providing computer-based in-flight entertainment. For the last twenty years, Mr. Tytel has been associated with Mr. Sillerman in various capacities with entities operating in the broadcasting business. Since 1993, Mr. Tytel has been Of Counsel to the law firm of Baker & McKenzie, which currently represents the Company, SFX Entertainment and other entities with which Messrs. Sillerman and Tytel are affiliated, on various matters.

         THOMAS P. BENSON has been the Chief Financial Officer and a Director of the Company since November 22, 1996. Mr. Benson became the Vice President of Financial Affairs of the Company in June 1996. He was the Vice
President--External and International Reporting for American Express Travel Related Services Company from

September 1995 to June 1996. From 1984 through September 1995, Mr. Benson worked at Ernst & Young LLP as a staff accountant, senior accountant, manager and senior manager.

         RICHARD A. LIESE has been a Director, Vice President and Assistant General Counsel of the Company since 1995. Mr. Liese has also been the Associate General Counsel and Assistant Secretary of SCMC since 1988. In addition, from 1993 until April 1995, he served as Secretary of MMR.

         JAMES F. O'GRADY, JR. has been President of O'Grady and Associates, a media brokerage and consulting company, since 1979. Mr. O'Grady has been a Director of Orange and Rockland Utilities, Inc. and of Video for Broadcast, Inc. since 1980 and 1991, respectively. Mr. O'Grady has been the co-owner of Allcom Marketing Corp., a corporation that provides marketing and public relations services for a variety of clients, since 1985, and has been Of Counsel to Cahill and Cahill, Brooklyn, New York, since 1986. He also served on the Board of Trustees of St. John's University from 1984 to 1996, and has served as a Director of The Insurance Broadcast System, Inc. since 1994.

         PAUL KRAMER has been a partner in Kramer & Love, financial consultants specializing in acquisitions, reorganizations and dispute resolution, since 1994. From 1992 to 1994, Mr. Kramer was an independent financial consultant. Mr. Kramer was a partner in the New York office of Ernst & Young LLP from 1968 to 1992, and from 1987 to 1992 was Ernst & Young's designated Broadcasting Industry Specialist.

         EDWARD F. DUGAN is President of Dugan Associates Inc., a financial advisory firm to media and entertainment companies, which he founded in 1991. Mr. Dugan was an investment banker with Paine Webber Inc., as a Managing Director, from 1978 to 1990, with Warburg Paribas Becker Inc., as President, from 1975 to 1978 and with Smith Barney Harris Upham & Co., as a Managing Director, from 1961 to 1975.

         Each officer and director of the Company has held the same position with SFX Entertainment since its formation, except that Mr. Armstrong is not nor will be the Chief Operating Officer of SFX Entertainment.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and person who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them.

         Based solely on its review of copies of such forms furnished to the Company, or written representations that no filings of Form 5 reports were required, the Company believes that during the fiscal year ended December 31, 1997, the Company's officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them except Messrs. Kramer, O'Grady and Dugan each failed to timely file a report disclosing the purchase of shares of stock on the open market; Michael Ferrel failed to timely file a report disclosing the sale of shares of stock acquired through exercise of options granted pursuant to shareholder-approved stock options plans; and Mr. Armstrong failed to timely file a report disclosing the exercise of stock options granted pursuant to stockholder-approved stock option plans.

ITEM 11.          EXECUTIVE COMPENSATION.

Remuneration of Management

         The following table sets forth certain information regarding all the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of the Company, and the next most highly compensated executive officers who received salary and bonus of at least $100,000, for the fiscal year ended December 31, 1997, for services rendered in all capacities to the Company and subsidiaries for the last three fiscal years. The Chief Executive Officer and such executive officers are collectively referred to as the "Named Executive Officers."

         The Named Executive Officers, Directors of the Company and other members of senior management will (receive fees, bonuses and other compensation in connection with the Spin-off and Merger, if either or both such transactions are consummated. See "Item 13. Certain Relationships and Related
Transactions--Consideration to be Received in the Merger."

                                            SUMMARY COMPENSATION TABLE
                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                    Long Term
                                    Annual Compensation                        Compensation Awards
                                    -------------------       -------------    -------------------
                                                                  Other
                                                                 Annual     Restricted    Securities       LTIP
Name and Principal      Fiscal                                  Compens-      Stock    Underlying Option  Payouts      All Other
    Position(1)          Year  Annual Salary ($)  Bonus($)     ation ($)(2)  Award($)         (#)           ($)    Compensation ($)
------------------      ------ -----------------  --------     ------------ ---------- -----------------  -------  ----------------
Robert F.X. Sillerman     1997          400,000 12,500,000(3)            0     0             150,000(4)         0                0
    Executive             1996          307,000       0                  0     0                175,000         0                0
    Chairman              1995          300,000       0                  0     0                 60,000         0                0

Michael G. Ferrel         1997          315,000   1,000,000              0     0              65,000(4)         0                0
    President and Chief   1996(5)        31,667       0                  0     0                 80,000         0          525,000
    Executive Officer

D. Geoffrey               1997          243,101 1,200,000(7)             0     0              50,000(4)         0        37,500(6)
Armstrong                 1996          212,500       0                  0     0                 50,000         0     4,612,500(7)
    Executive Vice        1995          200,000       0                  0     0                 50,000         0           37,500
    President and Chief
    Operating Officer

Thomas P. Benson          1997          157,500    25,000                0     0               6,000(4)         0                0
    Vice President and    1996(8)        77,885       0                  0     0                  3,000         0           25,000
    Chief Financial
    Officer

Richard A. Liese          1997          145,000       0                  0     0               7,500(4)         0                0
    Vice President and    1996          131,667    15,000                0     0                  2,000         0                0
    Associate General     1995           52,083       0                  0     0                  2,000         0                0
    Counsel

--------------------

(1) Mr. Tytel does not receive any compensation from the Company for serving as Executive Vice President, General Counsel and Secretary but does receive fees for each Board of Directors meeting he attends. See also "Item 13. Certain Relationships and Related Transactions--Other Relationships--Arrangements Between Robert F.X. Sillerman and Howard
         J. Tytel."
(2) For each of the last three fiscal years the aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the salary and bonus for each of the Named Executive Officers.
(3) Includes a bonus of $10 million and loan forgiveness of $2.5 million. See "Item 13. Certain Relationships and Related Transactions--Bonus Payments and Loan Forgiveness."
(4) Such options, granted on April 17, 1997 at an exercise price of $28.00 per share, vest immediately upon such grant, and expire on April 17, 2007.
(5) Mr Ferrel became the Chief Executive Officer of the Company on November 22, 1996 following the MMR Merger.
(6) A payment of $37,500 was made to Mr. Armstrong pursuant to his employment agreement.
(7) Pursuant to Mr. Armstrong's employment agreement as amended, in 1996, the Company paid Mr. Armstrong $4,575,000 to defer, and $1,200,000 (in
         1997) in lieu of, certain change of control and termination payments.
(8) Mr. Benson became the Chief Financial Officer for the Company on November 22, 1996 following the MMR Merger.

                   OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

         The following table provides information with respect to stock options granted during the fiscal year ended December 31, 1997 to the Named Executive Officers.


                                                                                            POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF STOCK PRICE
                                                      INDIVIDUAL GRANTS                       APPRECIATION FOR OPTION TERM(1)
                                  -------------------------------------------------     -----------------------------------------
                                                         % OF TOTAL
                                                        OPTIONS/SARS
                                                         GRANTED TO     EXERCISE OR
                                    OPTIONS/SARS        EMPLOYEES IN    BASE PRICE      EXPIRATION
            NAME                  GRANTED (#)(2)(3)      FISCAL YEAR      ($/SH)           DATE       5% ($)           10% ($)
----------------------------      -----------------   ----------------- -----------     ----------  ---------        ----------
            (A)                         (B)                 (C)            (D)             (E)         (F)               (G)
Robert F.X. Sillerman.......           150,000              35.71         28.00          04/15/07   6,841,500        10,893,000
Michael G. Ferrel...........            65,000              15.48         28.00          04/15/07   1,368,300         2,178,600
D. Geoffrey Armstrong.......            50,000              11.90         28.00          04/15/07   2,280,500         3,631,000
Thomas P. Benson............             6,000               1.43         28.00          04/15/07     273,660           435,720
Richard A. Liese............             7,500               1.79         28.00          04/15/07     342,075           544,650


-----------------

(1) As required by the rules of the SEC, the dollar amounts under columns (f) and (g) represent the hypothetical gain or "option spread" that would exist for the options based on assumed 5% and 10% annual compounded rate of stock price appreciation over the full option term. The closing price of the Class A Common Stock on April 15, 1997 was $28.00. These assumed rates would result in a price per share of Class A Common Stock ("Class A Share") on April 17, 2007 of $45.61 and $72.62, respectively. If these price appreciation assumptions are applied to all outstanding Class A Shares on the grant date, such Class A Shares would appreciate in the aggregate by approximately $168,297,431 million and $426,429,948 million, respectively, over the ten-year period ending on April 15, 2007. These prescribed rates are not intended to forecast possible future appreciation, if any, of the Class A Shares.
(2) These options were fully vested at the time of grant. The exercise price of the options represented the fair market value of the underlying stock on the date of grant.
(3) Options to purchase 420,000 shares were granted to employees on April 15, 1997.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information with respect to the stock options exercised during 1997 and to the value as of December 31, 1997 of unexercised "in-the-money" options held by the Named Executive Officers. The value of unexercised in-the-money options at fiscal year end is the difference between the option exercise price and the fair market value of a Class A Share at fiscal year end, December 31, 1997, multiplied by the number of options.



                                                                         NUMBER OF UNEXERCISED    VALUE OF UNEXERCISED
                                         SHARES                               OPTIONS/SARS        IN-THE-MONEY OPTIONS
                                       ACQUIRED ON                             AT FY-END            AT FY-END ($)(1)
                NAME                  EXERCISE (#)   VALUE REALIZED($) EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
------------------------------------  ------------   ----------------- ------------------------- -------------------------
                (A)                       (B)              (C)                    (D)                      (E)
Robert F.X. Sillerman...............   537,185        29,269,396(2)          6,663/38,440           240,690/706,957
Michael G. Ferrel...................   162,599         7,094,672             22,373/4,773         1,795,433/383,033
D. Geoffrey Armstrong...............    23,200         1,178,025                161,800/0              12,984,450/0
Thomas P. Benson....................         0                 0                  9,000/0                 722,250/0
Richard A. Liese....................         0                 0              8,700/2,800           698,175/224,700

----------------

(1) Based on $80.25, the closing price on December 31, 1997 of an underlying Class A Share.
(2) See "Item 13. Certain Relationships and Related Transactions--Other Relationships--Robert F.X. Sillerman and Howard J. Tytel."


Employment Agreements

         The Company has employment agreements with each of Messrs. Sillerman, Ferrel, Armstrong and Benson.

         As of January 1, 1997, the Company and Mr. Sillerman entered into an amended and restated employment agreement (the "Amended Sillerman Agreement"), pursuant to which Mr. Sillerman will continue in his position of Executive Chairman and principal executive officer of the Company for a five-year term, subject to renewal for an additional five-year term. Mr. Sillerman's annual base pay under the agreement is $400,000, subject to periodic adjustments. Mr. Sillerman is also entitled to receive an annual incentive bonus in accordance with a formula to be determined by the Board, upon the recommendation of the Compensation Committee. In addition, the Amended Sillerman Agreement provides for a $2.5 million loan to Mr. Sillerman, which loan was a full-recourse obligation of Mr. Sillerman and bore interest. Subsequently, the principal of such loan was forgiven. Accrued interest at the time of forgiveness, approximately $100,000, was paid by Mr. Sillerman. See "Item 13. Certain Relationships and Related Transactions--Bonus Payments and Loan Forgiveness."

         Michael G. Ferrel serves as the Company's President and Chief Executive Officer pursuant to an employment agreement with the Company executed in November 1996. Mr. Ferrel's base salary is $300,000, which increases 5% in each subsequent year of employment. The agreement also provides for an annual bonus equal to the greater of $75,000 or an amount determined by the Company's Compensation Committee based upon the Company's achievement of certain performance goals as set by the Board of Directors. The Company made an interest-bearing loan to Mr. Ferrel of $300,000 which remains outstanding. The loan is payable in full upon the termination of Mr. Ferrel's employment with the Company. The Company also granted Mr. Ferrel options to purchase 30,000 shares of Class A Common Stock and agreed to grant to Mr. Ferrel, in each of the next four succeeding years, fully-vested options to purchase up to 30,000 shares of the Company's Class A Common Stock at an exercise price equal to the fair market value at the time of each grant.

         Mr. Ferrel's employment agreement also provides that, upon the termination of his employment due to death or Total Disability (as defined in the employment agreement), Mr. Ferrel will receive all accrued but unpaid salary and bonus in respect of the preceding fiscal year plus, for a period of 36 months or until the end of the contractual term (whichever is longer), base salary in effect at the time of termination and an annual bonus in an amount equal to the bonus which Mr. Ferrel had received in the most recent fiscal year. In addition, if he exercises his right to terminate his employment upon a Change of Control (as defined in the employment agreement), Mr. Ferrel will receive, in addition to the compensation referred to above, fully-vested options to purchase up to 100,000 shares of Class A Common Stock at an exercise price of $13.75 per share. See "Item 13. Certain Relationships and Related Transactions--Change of Control Arrangements."

         D. Geoffrey Armstrong serves as the Company's Chief Operating Officer and Executive Vice President pursuant to an employment agreement with the Company executed April 1, 1995, as amended as of April 15, 1996. Mr. Armstrong's base salary is $220,500, which increases 5% in each subsequent year of employment. Mr. Armstrong's employment arrangements included a $1.2 million payment for remaining with the Company through November 22, 1997. In an addendum to Mr. Armstrong's employment agreement, he is to receive a deferred compensation payment in the amount of $150,000, $37,500 of which remains to be paid and accrues on April 1, 1998.

         Under Mr. Sillerman's employment agreement, in the event that he is
(i) terminated "for cause" (as defined in the agreements) he is to receive his base salary through the date of such termination and his respective bonus and deferred compensation, if applicable, for the year in which he was terminated pro rated over the time in which he was employed by the Company during such year or (ii) terminated without cause or "constructively terminated without cause" including upon a "change of control" (each as defined in the agreement) he is to receive (1) the base salary accrued but not paid through termination,
(2) the base salary for a period of 36 months or until the end of the contractual term (March 31, 2000), whichever is longer, provided that he shall be entitled, at his option, to receive a lump sum payment of such amount reduced by the present value of such payments using a discount rate of 75% of the prime rate as published by The Wall Street Journal and (3) a bonus over the balance of the term of employment (March 31, 2000), based on the bonus received for the year prior to termination, and deferred compensation, if applicable, provided that he shall be entitled, at his option, to receive a lump sum payment of such amount reduced by the present value of such payments using a discount rate of 75% of the prime rate as published by The Wall Street Journal. In addition, Mr. Sillerman is entitled to options to purchase Class A Shares in an amount equal to 75,000 shares multiplied by the number of years remaining on the term of the agreement at an exercise price per share equal to the exercise price of the last stock option granted prior to termination.

         In the event that Mr. Sillerman is terminated without cause or there is a "constructive termination without cause" following a "change of control" (as defined in the employment agreements), he is to receive the amounts referred to above for termination without cause or "constructive termination without cause" in a lump sum without any discount. In addition, in the event that these payments constitute a "parachute payment," he is to receive an amount equal to 50% of any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). He shall, however, forfeit any rights as a result of a termination without cause or a constructive termination following a change of control if he accepts an offer to remain with the surviving company in an executive position (other than as a non-employee director). In addition, upon termination for any reason, any options held by Mr. Sillerman shall become immediately exercisable and may be exercised during the balance of the term of each such outstanding option. In addition, Mr. Sillerman shall receive ten-year options to purchase 350,000 shares of Class A Common Stock, which shall be exercisable at the lowest per share exercise price of any other options Mr. Sillerman shall own as of the date of the "change of control."

         Thomas P. Benson serves as the Vice President of Financial Affairs and Chief Financial Officer pursuant to an employment agreement with the Company executed in June 1996. Mr. Benson's base salary is $150,000, which increases 5% in each subsequent year of employment. The agreement also provides for an annual bonus at least $25,000 and, during each year of the term of his employment agreement, options or stock appreciation rights to purchase a minimum of 3,000 shares of Class A Common Stock at an exercise price equal to the lowest exercise price of any options granted to any other employee of the Company during each year of the term of his employment agreement.

         Mr. Benson's employment agreement provides that, upon a "change of control" of the Company, Mr. Benson has the right to terminate his employment agreement and, in such an event, the Company must pay Mr. Benson a lump sum payment equal to the total consideration he is entitled to receive during the remainder of the term of the employment agreement. In addition, in such an event, all of Mr. Benson's outstanding stock options shall immediately vest.

         Consummation of the Merger will trigger certain "change of control" provisions described above in Messrs. Sillerman's, Ferrel's, and Benson's employment contracts which would entitle them to certain fees and other compensation. These payments for Messrs. Sillerman, Ferrel and Benson are approximately $3.3 million, $1.5 million and $0.2 million, respectively, is to be assumed by SFX Entertainment. In addition, as described above, Mr. Sillerman and Mr. Ferrel were entitled to receive Change of Control Options (as defined herein) upon consummation of the Merger. As part of the Merger negotiations, Mr. Sillerman and Mr. Ferrel agreed to substantially reduce the number of Change of Control Options that they would otherwise be entitled to receive. See "Item 13. Certain Relationships and Related Transactions--Change of Control Arrangements."

Employment Agreements and Arrangements with Certain Officers and
Directors--Merger and Spin-Off

         The Company anticipates that prior to the consummation of the Spin-Off, SFX Entertainment will enter into employment agreements with all of the Executive Officers, and that such employment agreements will become effective immediately after the consummation of the Merger. If the Merger Agreement is terminated for any reason, the Company intends to seek another buyer for its radio broadcasting business and the Executive Officers will continue to perform services to both the Company and SFX Entertainment until the Company is able to hire suitable replacements for the Executive Officers.

         Until the closing date of the Merger, the Executive Officers will continue to be employed by the Company (at its expense), but will devote as much time as they deem reasonably necessary, consistent with their obligations to the Company, in support of SFX Entertainment on a basis consistent with the time and scope of services that they devoted to the live entertainment business prior to the Spin-Off. Effective immediately prior to the consummation of the Merger, SFX Entertainment will assume all obligations arising under any employment agreement or arrangement (written or oral) between the Company or any of its subsidiaries and the Executive Officers, other than the rights, if any, of the Executive Officers to receive options at the time of their termination following a change of control of the Company (as defined in their respective employment agreements) and all existing rights to indemnification. SFX Entertainment will also indemnify the Company and its subsidiaries from all obligations arising under the assumed employment agreements or arrangements (except in respect of the options issuable at termination and all existing rights to indemnification).

         SFX Entertainment and the Company have also entered into certain agreements and arrangements with their officers and directors from time to time in the past. See "Certain Relationships and Transactions."

Remuneration of Directors

         Messrs. Sillerman, Ferrel, Armstrong, Benson, Tytel and Liese are executive officers of the Company and, except for Mr. Tytel, receive compensation from the Company in connection with such employment. See "--Remuneration of Management." Directors employed by the Company receive no compensation for meetings they attend. Each director not employed by the Company receives a fee of $1,500 for each meeting of the Board he attends in addition to reimbursement of travel expenses. Each such director who is a member of a committee also receives $1,500 for each committee meeting he attends which is not held in conjunction with a Board meeting. If such committee meeting occurs in conjunction with a Board meeting, each committee member receives an additional $500 for each committee meeting he attends.

         In 1997, Messrs. Kramer and O'Grady each received a fee of $20,000 and stock appreciation rights with respect to 5,000 Class A Shares; Mr. Dugan received a fee of $20,000 and stock appreciation rights with respect to 3,000 Class A Shares. The stock appreciation rights entitle the holder thereof to receive a cash payment equal to the difference between $28.00 and the closing price of one Class A Share on that date multiplied by the respective number of applicable SARs. Effective for 1997, the Company agreed to pay the independent directors an annual fee of $40,000, one-half of which shall be paid in cash and one-half of which shall be paid in Class A Shares which shall be credited on an annual basis to a bookkeeping account maintained for each independent director and which shall be delivered in the form of stock certificates at the time such director ceases to be a member of the Board. In connection therewith each independent director received 673 Class A Shares, valued at approximately $29.72.

         In addition, in connection with the Merger, Messrs. Dugan, Kramer and O'Grady comprised the Independent Committee (the "Independent Committee"). The Independent Committee was authorized to make a recommendation to the Board as to the fairness to the holders of Class A Common Stock of any transaction under consideration. In connection therewith, each member of the Independent Committee is to receive fees of $50,000 for serving on the Independent Committee. See "Item 13. Certain Relationships and Related Transactions--Consideration to be Received in the Merger--Fees to the Independent Committee."


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table gives information concerning the beneficial ownership of the Company's capital stock as of March 4, 1998, by (i) each person known by the Company to own beneficially more than 5% of any class of the Company's voting stock, (ii) each Named Executive Officer (as defined herein) who is still an employee of the Company and each director of the Company and (iii) all executive officers and directors of the Company as a group.



                                                     CLASS A                          CLASS B
                                                   COMMON STOCK                    COMMON STOCK
                                            -------------------------         -----------------------
                                                                                                             PERCENT
                                                                                                            OF TOTAL
            NAME AND ADDRESS                  NUMBER          PERCENT          NUMBER         PERCENT        VOTING
         OF BENEFICIAL OWNER(1)             OF SHARES        OF CLASS         OF SHARES      OF CLASS         POWER
--------------------------------------      -----------     ---------         -----------   ---------       --------

DIRECTORS AND EXECUTIVE OFFICERS:
Robert F.X. Sillerman                         756,913 (2)    7.5%             1,024,168         97.8%         51.9%
Michael G. Ferrel                              15,592 (3)    *                   22,869          2.2%          1.2%
D. Geoffrey Armstrong                         161,800 (4)    1.7%                    --           --             *
Howard J. Tytel(5)                             44,213 (6)    *                       --           --             *
Thomas P. Benson                                7,000 (7)    *                       --           --             *
Richard A. Liese                                8,700 (8)    *                       --           --             *
James F. O'Grady, Jr.                             850 (9)    *                       --           --             *
Paul Kramer                                     2,000 (9)    *                       --           --             *
Edward F. Dugan                                 2,000 (9)    *                       --           --             *
All directors and executive  officers as a    999,068        9.6%             1,047,037        100.0%         53.2%
group (9 persons)
5% STOCKHOLDERS:
Franklin Resources, Inc.................      533,180(10)    5.6%                    --           --           2.7%
     777 Mariners Island Boulevard, 6th Floor
     San Mateo, CA 94404
Goldman Sachs Group.....................     689,574 (11)    7.0%                    --           --           2.0%
     85 Broad Street
     New York, NY 10004
Halcyon/Alan B. Slifka Management            538,800 (12)    5.6%                    --           --           2.7%
 Company, LLC...........................
     477 Madison Avenue, 8th Floor
     New York, NY  10022
Tudor Investment Corporation, et. al....     532,800 (13)    5.6%                    --           --           2.7%
     One Liberty Plaza, 51st Floor
     New York, NY 10006

-------------

*      less than 1%

(1) Unless otherwise set forth above, the address of each stockholder is the address of the Company, which is 650 Madison Avenue, 16th Floor, New York, New York 10022. Pursuant to Rule 13d-3 of the Exchange Act, as used in this table (i) "beneficial ownership" means the sole or shared power to vote, or to direct the disposition of, a security, and (ii) a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days of March 4, 1998. In addition, for purposes of this table, "beneficial ownership" of Class A Common Stock does not include the number of shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock even though such shares are convertible at any time, at the option of the holder thereof (subject to the approval of the FCC, if applicable), into shares of Class A Common Stock. Unless noted otherwise, (i) information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners and (ii) stockholders possess sole voting and dispositive power with respect to shares listed on this table. As of March 4, 1998, there were issued and outstanding 9,556,924 shares of Class A Common Stock and 1,047,037 shares of Class B Common Stock.

(2) Includes (i) 6,663 shares which may be acquired pursuant to the exercise of options which have been vested or will vest in 60 days of March 4, 1998 and (ii) 600,000 shares issuable upon the exercise of the warrants issued to SCMC. If the 1,024,168 shares of Class B Common Stock held by Mr. Sillerman were included in calculating his ownership of Class A Common Stock, Mr. Sillerman would beneficially own 1,781,081 shares of Class A Common Stock, representing approximately 15.9% of the class.

(3) Includes 4,773 shares which may be acquired pursuant to the exercise of options which have vested or will vest within 60 days of March 4, 1998.

(4) Includes 161,800 shares which may be acquired pursuant to the exercise of options which have vested or will vest within 60 days of March 4, 1998.

(5) In addition to the shares that Mr. Tytel beneficially owns, he has economic interests in a limited number of shares beneficially owned by Mr. Sillerman. These interests do not impair Mr. Sillerman's ability to vote and dispose of those shares. See "Item 13. Certain Relationships and Related Transactions--Other Relationships--Arrangement Between Robert F.X. Sillerman and Howard J. Tytel."

(6) Includes 31,281 shares which may be acquired pursuant to the exercise of options which have vested or will vest within 60 days of March 4, 1998.

(7) Consists of 7,000 shares which may be acquired pursuant to the exercise of options within 60 days of March 4, 1998.

(8) Consists of 8,700 shares which may be acquired pursuant to the exercise of options within 60 days of March 4, 1998.

(9) Does not include 922 shares underlying interests in the Company's director deferred stock ownership plan.

(10) Based on information contained in Schedule 13G filed with the SEC on February 9, 1998. Franklin Mutual Advisers, Inc., an Advisor Subsidiary (as defined in the aforedescribed Schedule 13G) of Franklin Resources, Inc., has sole voting and dispositive power with respect to 533,180 shares. Charles B. Johnson and Rupert H. Johnson, Jr. are identified as principal shareholders of Franklin Resources, Inc.

(11) Based on information contained in Amendment No. 1 to Schedule 13D filed with the SEC on September 24, 1997. The Goldman Sachs Group, L.P., a holding partnership, beneficially owned 689,574 shares, of which 649,574 shares were beneficially owned by Goldman, Sachs & Co., including 293,952 shares issuable upon conversion of shares of Series D Preferred Stock. The Goldman Sachs Group, L.P. is a general partner of (and owns a 99% interest in) Goldman, Sachs & Co., a broker dealer and an investment adviser under the Investment Advisers Act of 1940.

(12) Based on information contained in Schedule 13G filed with the SEC on February 18, 1998. Halcyon/Alan B. Slifka Management Company, LLC ("Halcyon"), an Investment Adviser registered under the Investment Advisors Act of 1940, as amended, shares voting and dispositive power with respect to 538,800 shares. Alan B. Slifka is identified as the controlling stockholder of ABS & Co, Limited, the managing member of Halcyon.

(13) Based on information contained in Schedule 13G filed with the SEC on February 19, 1998 on behalf of Paul Tudor Jones, II, The Raptor Global Fund L.P. ("Raptor"), The Raptor Global Fund Ltd., The Upper Mill Capital Appreciation Fund Ltd., Tudor Arbitrage Partners L.P., Tudor BVI Futures, Ltd., Tudor Global Trading, LLC, and Tudor Investment Corporation

       ("Tudor"). Mr. Jones, the Chairman and Chief Executive Officer of Tudor, an international money management firm that provides investment advice to the persons on behalf of whom the aforedescribed Schedule 13G was filed, may be deemed to beneficially share voting and dispositive power with respect to 532,800 shares. Tudor is also the sole general partner of Raptor. Tudor and Raptor may be deemed to beneficially share voting and dispositive power with respect to 488,500 shares and 211,700 shares, respectively.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Consideration to Be Received in the Merger

         Assuming Proposal 2 is approved at the Special Stockholders Meeting, the each share of the Company's Class B Common Stock is to receive in the Merger $97.50 (subject to increase under certain circumstances), and each share of the Company's Class A Common Stock is to receive in the Merger is $75.00 (subject to increase under certain circumstances). Robert F.X. Sillerman, the Executive Chairman and Chairman of the Board of Directors of the Company, and Michael G. Ferrel, the President, Chief Executive Officer and a Director of the Company hold 1,024,168 and 22,869 shares, respectively, of the outstanding shares of Class B Common Stock, representing all of the outstanding shares of that class. The aggregate premium to be paid to the holders of Class B Common Stock (Messrs. Sillerman and Ferrel) in the Merger is $23.6 million. Buyer was willing to pay a premium for the Class B Common Stock because the vote of those shares is necessary to consummate the transaction and because, as Class B stockholders, Messrs. Sillerman and Ferrel could effectively block any competing offer. In conjunction therewith, Mr Sillerman agreed to vote for the Merger and against any competing transaction pursuant to the Stockholder Agreement (as defined herein).

Common Stock to Be Received in the Spin-Off

         In the Spin-Off, the holders of the Company's Class A Common Stock, Series D Preferred Stock, certain warrants to purchase common stock and interests in the Company's director deferred stock ownership plan will receive shares of SFX Entertainment Class A common stock, whereas, assuming Proposal 3 is approved at the Special Stockholders Meeting, Messrs. Sillerman and Ferrel, as the holders of the Class B Common Stock (which is entitled to 10 votes per share on most matters), will receive SFX Entertainment Class B common stock. The SFX Entertainment Class A common stock and Class B common stock will have similar rights and privileges, except that the SFX Entertainment Class B common stock will differ as to voting rights roughly to the extent the Class A Common Stock and Class B Common Stock presently differ.

         The issuance of SFX Entertainment Class B common stock in the Spin-Off is intended to preserve Messrs. Sillerman's and Ferrel's relative voting power after the Spin-Off. Messrs. Sillerman and Ferrel serve as officers and directors of SFX Entertainment, and it is anticipated that they will enter into employment agreements with SFX Entertainment prior to the Spin-Off, effective upon consummation of the Merger. However, if Proposal 3 is not approved at the Special Stockholders Meeting, there can be no assurance that they will enter into any such agreements or continue to serve the Company or SFX Entertainment in any such capacity. If Proposal 3 is not approved, the Company intends to pursue alternative means of disposing of SFX Entertainment.

Sillerman Consulting and Non-Competition Agreement

         Concurrently with the execution of the Merger Agreement and as a condition of the willingness of Buyer to enter into the Merger Agreement, Mr. Sillerman entered into a Consulting, Non-Compete and Termination Agreement (the "Consulting and Non-Competition Agreement"), dated August 24, 1997, with Buyer and the Company. Pursuant to and subject to the terms of the Consulting and Non-Competition Agreement, Mr. Sillerman tendered his resignation as an officer and director of the Company, as of the Effective Time, and agreed that his employment agreement with the Company would be terminated as of that time. Mr. Sillerman agreed to release the Company, effective as of the Effective Time, from all claims he may have then against the Company whether arising out of his employment agreement or otherwise, with certain specified exceptions including
(a) the right to receive the Class A Merger Consideration and the Class B Merger Consideration in respect of his shares of Class A Common Stock and Class B Common Stock, (b) the right to exercise the options and warrants issued by the Company to him and to receive in respect thereof the consideration provided for in the Merger Agreement, (c) the right to receive options pursuant to his employment agreement to purchase 25,000 shares of Class A Common Stock, at a per share exercise price equal to the lowest per share exercise price of any other options held by Mr. Sillerman, upon the termination of his employment following a change of control of the Company and (d) the right to receive options pursuant to his employment agreement to purchase 300,000 shares of Class A Common Stock, at a per share exercise price equal to the exercise price of the last stock option granted prior to termination, upon the termination of his employment without cause.

         Pursuant to the Consulting and Non-Competition Agreement, the Company will retain Mr. Sillerman as an adviser and consultant concerning the management and operation of the Company for a period of 2 years after the Effective Time. These advisory and consulting services must not unreasonably interfere with Mr. Sillerman's full-time employment, nor will Mr. Sillerman be required to provide more than 250 hours of advisory and consulting services in any calendar year. Mr. Sillerman further agreed in the Consulting and Non-Competition Agreement not to disclose confidential information of the Company, except as necessary in connection with the rendering of advisory and financial services to the Company, for a period of 5 years after the Effective Time.

         In the Consulting and Non-Competition Agreement, Mr. Sillerman agreed that, for a period of 5 years commencing at the Effective Time, he would not engage in, manage or operate any entity (or be connected as a stockholder, director, officer, employee or agent of any entity) that engages in the business of owning, operating or providing services to radio stations in certain markets. The foregoing agreement does not prevent Mr. Sillerman from owning up to 10% of a publicly traded company or from providing services to, or owning securities in, (a) Triathlon and Marquee, two publicly traded companies in which Mr. Sillerman has a substantial ownership interest and, in the case of Marquee, in which he serves as the Chairman of the Board of Directors or (b) SFX Entertainment.

         In the Consulting and Non-Competition Agreement, the Company agreed to pay Mr. Sillerman, at the Effective Time, $2.0 million for his agreement to provide consulting services to the Company and $23.0 million for his agreement not to compete with the Company.

Sillerman Stockholder Agreement

         Concurrently with the execution of the Merger Agreement and as a condition of the willingness of Buyer to enter into the Merger Agreement, Mr. Sillerman entered into a Stockholder Agreement, dated as of August 24, 1997 (the "Stockholder Agreement"), with Buyer, Buyer Sub and the Company.

         Pursuant to and subject to the terms and conditions of the Stockholder Agreement, Mr. Sillerman is required to vote all shares of Class A Common Stock and Class B Common Stock which he owns (a) in favor of the Merger Agreement and the Merger (Proposal 1) and the amendments to the Certificate of Incorporation contained in Proposals 2 and 3, (b) against any acquisition proposal involving the Company (other than the Merger), and (c) to the extent that any of the following could reasonably be expected to impede or interfere with the Merger or are intended to lead to an alternative acquisition proposal, any change in a majority of the Board of Directors of the Company any change in the present capitalization of the Company or any change to the Certificate of Incorporation.

         Pursuant to the Stockholder Agreement, if Mr. Sillerman sells or transfers his shares of Class A Common Stock and Class B Common Stock in connection with the consummation of an acquisition proposal (other than the Merger) involving the Company that is in existence on or that has been made prior to the first anniversary of the termination of the Merger Agreement, then he is required to pay to Buyer the difference between the total consideration received by him upon the consummation of the other acquisition and any other transactions contemplated thereby and the total consideration to be received by him upon the consummation of the Merger and the transactions contemplated thereby.

         If the consideration currently provided for in the Merger Agreement is increased, then the Stockholder Agreement requires Mr. Sillerman to (a) pay to Buyer, except in certain specified circumstances, any increase in the total consideration received by him upon the consummation of the Merger and the other transactions contemplated thereby or (b) waive the right of him and his affiliates to receive that difference. Mr. Sillerman has agreed in the Stockholder Agreement that he will not offer, sell, transfer, tender, pledge, encumber, assign or otherwise dispose of any of the shares of Class A Common Stock or Class B Common Stock (and any securities convertible into or exercisable or exchangeable for any of these shares) that he owns or grant any proxy or power of attorney with respect thereto, except that he may pledge or encumber his securities in connection with a bona fide lending transaction in certain circumstances.

         Mr. Sillerman's obligation to vote as described terminates upon the earlier of the consummation of the Merger or the first anniversary of the termination of the Merger Agreement, except that, if (a) the Merger Agreement is terminated because (i) the Merger is not consummated on or before the Termination Date, as it may be extended, (ii) of the issuance of a final and nonappealable order, injunction, decree or ruling permanently enjoining, restraining or otherwise prohibiting the Merger (except for such an order, decree, ruling or other action arising from claims or litigation involving the Company and its stockholders) or (iii) of a material uncured breach by Buyer of any representation, warranty, covenant or other agreement contained in the Merger Agreement and (b) the Company is entitled to request a release of the letter of credit deposited into escrow by Buyer upon the execution of the Merger Agreement, then the Stockholder Agreement, including the obligation to vote against any acquisition proposal involving the Company, will be void and of no further force or effect.

         If the Merger Agreement is terminated other than as described above, Mr. Sillerman will remain obligated for one year after such termination to vote against acquisition proposals and against the previously described changes in the Company's Board of Directors, capitalization or Certificate of Incorporation.

Change of Control Arrangements

         Pursuant to Messrs. Sillerman's and Ferrel's employment agreements with the Company, each of them is entitled to receive cash payments aggregating approximately $3.3 million and $1.5 million, respectively, if his employment agreement is terminated following a change of control of the Company. SFX Entertainment is obligated pursuant to the Distribution Agreement to pay these amounts. In addition, if their employment agreements are so terminated, Messrs Sillerman and Ferrel are entitled to receive options ("Change of Control Options") to purchase 650,000 shares of Class A Common Stock (300,000 of which would be at an exercise price of $28.00 per share and 350,000 of which would be at an exercise price of $8.38 per share) and 100,000 shares of Class A Common Stock (at an exercise price of $13.75 per share), respectively. As part of the merger negotiations, Messrs. Sillerman and Ferrel agreed to amend their employment agreements to reduce the number of Change of Control Options that they would otherwise be entitled to receive to 325,000 shares (300,000 of which would remain at an exercise price of $28.00 per share and 25,000 of which would be at an exercise price of $8.38 per share, for an aggregate cash value based on the Class A Merger Consideration of approximately $15.8 million) and 70,000 shares (at an exercise price of $13.75 per share, for an aggregate cash value based on the Class A Merger Consideration of approximately $4.3 million), respectively. The value of the Change of Control Options relinquished by Messrs. Sillerman and Ferrel (based solely on the Class A Merger Consideration) was approximately $21.7 million and $1.8 million, respectively. Mr. Benson is entitled to receive change of control cash payments of approximately $0.2 million pursuant to his employment agreement.

         In addition, pursuant to the Company's director deferred stock ownership plan and as partial consideration for their services as directors, each member of the Independent Committee receives an annual fee of $20,000, payable in shares of the Company's Class A Common Stock to a bookkeeping account maintained for that director. Upon a change of control of the Company , such as the Merger, each of these directors' bookkeeping accounts will be credited with the number of shares payable to him for the calendar year, and he will be entitled to receive a cash payment equal to the product of (a) the Class A Merger Consideration multiplied by (b) the number of shares of Class A Common Stock held in his bookkeeping account. As of the date hereof, 922 shares of the Company's Class A Common Stock had been credited to each of these directors' accounts. Upon consummation of the Merger, an additional $20,000 in shares will be deposited in each director's account for the 1998 calendar year. Upon consummation of the Merger, each of these directors will be entitled to receive the cash value of his account, determined as set forth above. The plan also provides that, if there is a change in the capitalization of the Company (such as the Spin-Off), an appropriate adjustment will be made to the number and kind of shares held in the directors' accounts. On January 15, 1998, the committee overseeing the plan determined that the adjustment occasioned by the Spin-Off would consist of the issuance to each plan participant of one share of SFX Entertainment's Class A common stock per share of the Company's Class A Common Stock held in that participant's account on the Spin-Off record date.

Stock Options, Stock Appreciation Rights and SCMC Warrants

         The Merger Agreement provides that, at the Effective Time, holders of outstanding options granted under the Company's stock option plans and holders of SARs will receive a cash payment for each option or SAR held. The holders of options and SARs will receive the benefit of this payment, whether or not their options or SARs have vested, and their options and SARs will be canceled. The payment will be equal to the difference between the Class A Merger Consideration and the per share exercise price or base price of the option or SAR. As of the date hereof, the Company's directors and executive officers held options and warrants to purchase an aggregate of 870,685 shares of Class A Common Stock (of which options and warrants to purchase 819,904 shares were exercisable within 60 days of February 10, 1998) at a weighted average exercise price of $21.64 and SARs (all of which are vested) relating to an aggregate of 29,000 shares of the Company's Class A Common Stock at a weighted average base price of $26.15.Accordingly, these directors and executive officers will receive an aggregate cash payment of approximately $15.9 million upon exercise of their options and SARs.

         In addition, in August 1997, the Board of Directors approved amendments to certain warrants representing the right to purchase an aggregate of 600,000 shares of the Company's Class A Common Stock (the "SCMC Warrants") which had previously been issued to SCMC, an entity controlled by Mr. Sillerman. The amendments memorialize the Board's original intent at the time of issuance of the SCMC Warrants that SCMC receive stock dividends paid prior to the exercise of the SCMC Warrants, including the aggregate number of shares of SFX Entertainment Class A common stock that it would have received if it had exercised the SCMC Warrants immediately prior to the record date for the Spin-Off.

         The Board of Directors of SFX Entertainment (the "SFX Entertainment Board") has approved the grant of shares of SFX Entertainment's Class A common stock to holders as of the Spin-Off record date of the stock options or SARs of the Company, whether or not vested. These grants were approved by the SFX Entertainment Board to allow holders of these options and SARs to participate in the Spin-Off in a manner similar to holders of Class A Common Stock. Additionally, many of the option and SAR holders will become officers, directors or employees of SFX Entertainment. Assuming no exercise of the underlying options and SARs before the record date for the Spin-Off, these grants will result in the issuance of an aggregate of approximately 793,633 shares of SFX Entertainment's Class A common stock. Among those receiving shares will be all members of the Company's Board of Directors.

Fees to Independent Committee

         In connection with the Merger, Paul Kramer, James F. O'Grady and Edward Dugan served as members of the Independent Committee, which evaluated the fairness of the terms of the Merger and other acquisition proposals involving the Company to the holders of Class A Common Stock. Each Independent Committee member will receive a fee of $25,000 for serving as a member of the Independent Committee. The fee was payable regardless of whether any proposal relating to the acquisition of the Company, including the Merger, was approved by the Independent Committee, the Board of Directors or the stockholders of the Company. On January 15, 1998, the Board of Directors approved the payment of an additional fee of $25,000 to the Independent Committee in recognition of the substantial amount of time and effort that the Independent Committee devoted to the evaluation of the Merger and other acquisition proposals.

Directors' and Officers' Indemnification and Release

         In the Merger Agreement, Buyer and the Surviving Corporation have agreed to indemnify and hold harmless (to the fullest extent permitted by the Delaware General Corporation Law) the present and former directors, officers and employees of the Company and its subsidiaries against all amounts paid in connection with any actual or threatened legal suit based in whole or part on the fact that such person was a director, officer or employee of the Company or any of its subsidiaries and pertaining to any matter existing, or arising out of acts or omissions occurring, at or prior to the Effective Time. The Merger Agreement also obligates Buyer to maintain the Company's directors' and officers' liability insurance covering the directors and officers of the Company on the date of the Merger Agreement for at least 6 years after the Effective Time, but Buyer is not required to pay annual premiums more than twice the Company's last annual premium.

         In addition, at the Effective Time, the Company and its subsidiaries (other than SFX Entertainment and its subsidiaries) will release executive officers and directors of the Company from all claims by the Company or its subsidiaries (other than SFX Entertainment and its subsidiaries), except for claims arising from or attributable to the transactions contemplated by the Merger Agreement or any related document, or otherwise asserted prior to the Effective Time.

         Concurrently with the execution of the Merger Agreement, Mr. Sillerman waived his right to receive indemnification after the Effective Time with respect to claims or damages relating to the Merger Agreement and the transactions contemplated thereby from the Company, its subsidiaries, Buyer and Buyer Sub, except to the extent that the Company can be reimbursed under the terms of its directors' and officers' liability insurance for any such indemnification amounts. It is anticipated that, after the Spin-Off, SFX Entertainment will agree to indemnify Mr. Sillerman (to the extent permitted by law) for any such claims or damages. In addition, pursuant to Mr. Sillerman's existing employment agreement with the Company (which will be assumed by SFX Entertainment pursuant to the Merger Agreement), SFX Entertainment will be obligated to indemnify Mr. Sillerman for one-half of the cost of any excise tax assessed against him for any change-of-control payments made to him by the Company in connection with the Merger.

Management and Board of Directors of SFX Entertainment

         The Company anticipates that, upon completion of the Spin-Off, substantially all of the Company's senior management will manage the business of SFX Entertainment. Therefore, for any time period between the Spin-Off and the Merger, those members of management will be simultaneously managing the businesses of both the Company and SFX Entertainment.

         Prior to the consummation of the Spin-Off, all of the Company's executive officers are anticipated to enter into five year employment agreements with SFX Entertainment, which will be effective upon consummation of the Merger. These agreements are anticipated to provide for annual base salaries of $500,000, $350,000, $325,000, $300,000 and $235,000 for Messrs.
Sillerman, Ferrel, Armstrong, Tytel and Benson, respectively. The agreements will also provide for annual bonuses in the discretion of SFX Entertainment's Board, as well as other benefits and payments to be mutually agreed upon. In connection with entering into the employment agreements, the SFX Entertainment Board of Directors, upon review and recommendation of its compensation committee, has approved restricted stock awards with a purchase price of $2.00 per share of 500,000 shares and 150,000 shares of SFX Entertainment Class B common stock to Messrs. Sillerman and Ferrel, respectively, and of 100,000 shares, 80,000 shares and 10,000 shares to Messrs. Armstrong, Tytel and Benson, respectively. In addition, the SFX Entertainment Board of Directors has also approved the issuance of stock options, effective upon consummation of the Spin-Off, exercisable for 120,000, 50,000, 40,000, 25,000 and 10,000 shares of
SFX Entertainment Class A common stock to Messrs. Sillerman, Ferrel, Armstrong, Tytel and Benson, respectively. The options will vest over five years and will have an exercise price of $5.50 per share.

         After the Spin-Off and before consummation of the Merger, these executive officers will continue to devote such time as they deem necessary to conduct the operations of SFX Entertainment consistent with their obligations to the Company. If the Merger Agreement is terminated for any reason, these executive officers will continue to perform services to both the Company and SFX Entertainment until the Company is able to hire suitable replacements. SFX Entertainment and Messrs. Sillerman and Ferrel have reached agreements in principle that those individuals will serve as officers and directors of SFX Entertainment; however, if Proposal 3 is not approved at the Special Stockholders Meeting, there can be no assurance that they will serve in any such capacity, in which event the Company intends to pursue alternative means of disposing of SFX Entertainment.

         Pursuant to the terms of the Merger Agreement, at the Effective Time, SFX Entertainment will assume all obligations under any employment agreement or arrangement (whether written or oral) between the Company or any of its subsidiaries and any employee of SFX Entertainment (including Messrs. Sillerman and Ferrel), other than obligations relating to Messrs. Sillerman's and Ferrel's Change of Control Options and other than existing rights to indemnification. These assumed obligations include the obligation to pay an aggregate of approximately $4.5 million to Messrs. Sillerman and Ferrel upon termination of their employment with the Company.

         In addition, all of the Company's directors are anticipated to be directors of SFX Entertainment subsequent to the Spin-Off. If the Merger Agreement is terminated, Messrs. Dugan, Kramer and O'Grady have indicated that they will promptly resign from their positions as directors of SFX Entertainment, and the Board of Directors of SFX Entertainment will appoint three different Class A Directors and the Company and SFX Entertainment will each appoint an independent committee to negotiate in good faith with respect to all matters that they may deem necessary to effectuate the separation of the affairs of both companies.

Bonus Payments and Loan Forgiveness

         On July 31, 1997, the Board of Directors approved the payment of a $1.0 million bonus to Mr. Ferrel and requested that the Compensation Committee consider the reasonableness and fairness of the payment of a $10.0 million bonus and the forgiveness of a $2.5 million loan previously made by the Company to Mr. Sillerman. The Board authorized the Compensation Committee to retain an independent, nationally recognized compensation consulting firm to assist in its evaluation of the reasonableness and fairness of Mr. Sillerman's bonus payment and loan forgiveness.

         After interviewing a number of compensation consulting firms with expertise in executive compensation, on August 18, 1997, the Compensation Committee retained such a firm, which subsequently delivered a report and opinion to the Compensation Committee that concluded that paying amounts equal to the bonus and loan forgiveness would seem reasonable within the broad market of executive compensation. In reaching their conclusion, (a) a study of total compensation since 1993 of the top executives at 10 public radio broadcasting companies, as compared to Mr. Sillerman's compensation, was performed, (b) various financial indicators of these companies versus the Company, both in terms of financial performance and stock price performance, through July 31, 1997, was analyzed and (c) the value to the Company of Mr. Sillerman's services in the investment banking area in 12 transactions where no fee was paid to any broker or investment banking firm was reviewed. Based upon the report and opinion, the Compensation Committee concluded that Mr. Sillerman's bonus and loan forgiveness were reasonable and approved the bonus and loan forgiveness.

         The Board of Directors approved the payment of the $10 million bonus to Mr. Sillerman and approved in principle the forgiveness of his $2.5 million loan. The Company has paid Messrs. Sillerman's and Ferrel's bonuses, and Mr. Sillerman's loan has been forgiven. Interest accrued at the date of forgiveness, approximately $100,000, was paid by Mr. Sillerman.

Agreements with SFX Entertainment

         The Company and SFX Entertainment have entered into various agreements with respect to the Spin-Off and related matters. See "Item 1. Business--The Merger and the Spin-Off."

Guarantee of Obligations of  SFX Entertainment

         In connection with the 1998 Entertainment Acquisitions, the Company guaranteed certain obligations of SFX Entertainment. The Company has guaranteed the full and timely performance of all of SFX Entertainments's obligation under the agreement relating to the PACE Acquisition until the shares of SFX Entertainment Class A common stock is delivered upon consummation of the Spin-off or cash in lieu of such shares have been paid to all selling stockholders in the PACE Acquisition. In connection with the Contemporary Acquisition, the Company has guaranteed the obligation of SFX Entertainment to redeem its Series A preferred stock for the greater of its fair market value (as determined in good faith by the Board of Directors of SFX Entertainment) or $18.7 million.


OTHER RELATIONSHIPS

Relationship Between Howard J. Tytel and Baker & McKenzie

         Howard J. Tytel, who is the Executive Vice President, General Counsel, Secretary and a Director of the Company, is "Of Counsel" to the law firm of Baker & McKenzie. Mr. Tytel is also an executive vice president, the general counsel and a director of SFX Entertainment. Baker & McKenzie serves as counsel to the Company, SFX

Entertainment and certain other affiliates of Mr. Sillerman. Baker & McKenzie compensates Mr. Tytel based, in part, on the fees it receives from providing legal services to the Company, other affiliates of Mr. Sillerman and other clients introduced to the firm by Mr. Tytel. The Company paid Baker & McKenzie $6,813,000 for legal services and disbursements during 1997.

Arrangement Between Robert F.X. Sillerman and Howard J. Tytel

         Since 1978, Messrs. Sillerman and Tytel have been jointly involved in numerous business ventures, including SCMC, TSC, MMR, Triathlon, Marquee, the Company and SFX Entertainment. In consideration for certain services provided by Mr. Tytel in connection with those ventures, Mr. Tytel has received from Mr. Sillerman either a minority equity interest in the businesses (with Mr. Sillerman retaining the right to control the voting and disposition of Mr. Tytel's interest) or cash fees in an amount mutually agreed upon. Although Mr. Tytel has not been compensated directly by the Company (except for ordinary fees paid to him in his capacity as a director), he receives compensation from TSC and SCMC, companies controlled by Mr. Sillerman, as well as from Mr. Sillerman personally, with respect to the services he provides to various entities affiliated with Mr. Sillerman, including the Company. In 1997, these cash fees aggregated approximately $5.0 million, a portion of which were paid from the proceeds of payments made by the Company to Mr. Sillerman or entities controlled by Mr. Sillerman and the proceeds from Mr. Sillerman's exercise for tax purposes of options granted to him by the Company and subsequent sale of the underlying shares. It is anticipated that, in connection with the consummation of the Merger and certain related transactions, Mr. Tytel will receive shares of SFX Entertainment and cash fees from TSC, SCMC and Mr. Sillerman personally in an amount to be determined in the future. See "--Consideration to be Received in the Merger--Sillerman Consulting and Non-Competition Agreement," "--Change of Control Arrangements" and "--Bonus Payments and Loan Forgiveness." It is also anticipated that Mr. Tytel will enter into an employment agreement directly with SFX Entertainment that will be effective at the time of consummation of the Merger.

Triathlon Fees

         SCMC, a corporation controlled by Mr. Sillerman and in which Mr. Tytel has an equity interest, has an agreement to provide consulting and marketing services to Triathlon, a publicly-traded company in which Mr. Sillerman is a significant stockholder. Under the terms of the agreement, SCMC has agreed to provide consulting and marketing services to Triathlon until June 1, 2005 for an annual fee of $500,000, together with a refundable advance of $500,000 per year against fees earned in respect of transactional investment banking services. Fees paid by Triathlon for the year ended December 31, 1996 and 1997 were $3,000,000 and $1,794,000, respectively. These fees will vary (above the minimum annual fee of $500,000) depending on the level of acquisition and financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable under this agreement to the Company. Pursuant to the terms of the Distribution Agreement, the Company will assign its rights to receive these fees to SFX Entertainment. Triathlon has previously announced that it is exploring ways of maximizing stockholder value, including possible sale to a third party. If Triathlon were acquired by a third party, the agreement might not continue for the remainder of its term.


                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) The following consolidated financial statements of SFX Broadcasting, Inc. and subsidiaries are filed as a part of this report or are incorporated herein by reference:

              Report of Independent Auditors

              Consolidated Financial Statements

              Consolidated Balance Sheets as of December 31, 1997 and 1996

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

               Notes to Consolidated Financial Statements

               (2) The following financial statement schedule of SFX Broadcasting, Inc. and Subsidiaries is filed as a part of this report or incorporated herein by reference:

               Schedule II -- Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (3) Exhibits


EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

3.1            Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to
               Form 8-K (Commission File No. 0-22486) filed with the Commission on November 27, 1996).
3.2            By-laws, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to
               Registration Statement Form S-3 (Reg. No. 333-15469) filed with the Commission on
               November 21, 1996).
4.1            Certificate of Designations for Series E Cumulative Exchangeable
               Preferred Stock (incorporated by reference to Exhibit 4.1 to
               Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-
               22486) filed with the Commission on January 27, 1997).
4.2            Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special
               Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6 1/2%
               Series D Cumulative Convertible Exchangeable Preferred Stock due May 31, 2007
               (incorporated by reference to Exhibit 3.5 to Registration Statement Form S-4 (Reg. No.
               333-06553) filed with the Commission on June 21, 1996).
4.3            Warrant Agreement, dated as of March 23, 1994, by and among MMR, American Stock
               Transfer & Trust Company, as warrant agent and certain underwriters (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No.
               33-74526) filed with the Commission on March 18, 1994).
4.4            Supplemental Warrant Agreement, dated as of November 22, 1996 (incorporated by reference to Exhibit 4.2 to Form 8-K (Commission File No. 0-22080) filed with the Commission on
               November 27, 1996).
4.5            Unit Purchase Options, dated March 23, 1994 (incorporated by reference to Exhibit 4.1 to
               Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 33-74526) filed with the
               Commission on March 18, 1994).
4.6            Common Stock Purchase Warrant, dated July 29, 1993 (incorporated by reference to Exhibit 10.38 to Form 10-KSB (Commission File
               No. 0-22486) for the year ended December 31, 1994).
4.7            Common Stock Purchase Warrants dated November 22, 1996 (incorporated by reference to
               Exhibit 4.2 to Form 8-K (Commission File No. 0-22080) filed with the Commission on
               November 27, 1996).
4.8            Assumption of Warrants dated November 22, 1996 (incorporated by reference to Exhibit 4.2 to Form 8-K (Commission File No. 0-22080) filed with the Commission on November 27,
               1996).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

4.9            Indenture, dated as of May 31, 1996, among SFX Broadcasting, Inc., its subsidiary Guarantors and Chemical Bank (incorporated by reference to Exhibit 4.3 of the Registration Statement on
               Form S-4 (Reg. No. 333-06553) of SFX Broadcasting, Inc. filed with the Commission on June
               21, 1996).
4.10           First Supplemental Indenture, dated as of November 25, 1996, by and among SFX Broadcasting, Inc., its subsidiary Guarantors and
               The Chase Manhattan Bank (incorporated by reference to Exhibit
               4.2 to Form 8-K of SFX Broadcasting, Inc. (Commission File No.
               0-22486) filed with the Commission on January 17, 1997).
4.11           Second Supplemental Indenture, dated as of January 10, 1997 by and among SFX Broadcasting, Inc., its subsidiary Guarantors and
               The Chase Manhattan Bank (incorporated by reference to Exhibit
               4.3 to Form 8-K of SFX Broadcasting, Inc. (Commission File No.
               0-22486) filed with the Commission on January 17, 1997).
4.12           Third Supplemental Indenture, dated as of January 13, 1997, by and among the subsidiary
               Guarantors of  SFX Broadcasting, Inc., and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.4 to Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486)
               filed with the Commission on January 17, 1997).
4.13*          Tenth Supplemental Indenture, dated as of February 2, 1998, by and among SFX Broadcasting,
               Inc., its subsidiary Guarantors and The Chase Manhattan Bank.
4.14           Stock Certificate of 12-5/8% Series E Cumulative Exchangeable Preferred Stock of SFX
               Broadcasting, Inc. (incorporated by reference to Exhibit 4.2 to Form 8-K of SFX Broadcasting,
               Inc. (Commission File No. 0-22486) filed with the Commission on January 27, 1997).
4.15*          Certificate of Amendment to the Certificate of Designations for the Series E Cumulative
               Exchangeable Preferred Stock, as filed with the Delaware Secretary of State on February 10,
               1998.
10.1           Amended and Restated Employment Agreement between the Company and Mr. Sillerman
               (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to Registration Statement
               Form S-1 (Reg. No. 33-92086) filed with the Commission on June 26, 1995).
10.2           Amended and Restated Employment Agreement between the Company and Mr. Hicks
               (incorporated by reference to Exhibit 10.27 to amendment No. 2 to Registration Statement Form
               S-1 (Reg. No. 33-92086) filed with the Commission on June 26, 1995).
10.3           Amended and Restated Employment Agreement between the Company and Mr. Armstrong
               (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to Registration Statement
               Form S-1 (Reg. No. 33-92086) filed with the Commission on June 26, 1995).
10.4           Asset Purchase Agreement between Trumper Communications of North Carolina Limited
               Partnership and SFX Broadcasting of North Carolina, Inc. dated as of April 1, 1995
               (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to Registration Statement
               Form S-1 (Reg. No. 33-92086) filed with the Commission on June 26, 1995).
10.5           Asset Purchase Agreement between Cardinal Communications Partners, L.P., SFX Broadcasting
               of Texas (KTCK), Inc. and the Company, dated as of April 24, 1995 (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to Registration Statement Form S-1 (Reg. No. 33-92086)
               filed with the Commission on June 26, 1995).
10.6           Senior Promissory Note of Sillerman Communications Management Corporation to the
               Company in the amount of $2,000,000, dated as of January 23, 1995 (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to Registration Statement Form S-1 (Reg. No. 33-92086)
               filed with the Commission on June 26, 1995).
10.7           First Amendment to Amended and Restated Credit Agreement between the Company and The Bank of New York as Agents thereunder, dated as of April 21, 1995 (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to Registration Statement Form S-1 (Reg. No.
               33-92086) filed with the Commission on June 26, 1995).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

10.8           Stock Exchange Agreement between Equitable Deal Flow Fund, L.P., the Equitable Life
               Assurance Society of the United States, Equitable Variable Life Insurance Company and the
               Company, dated as of December 2, 1994 (incorporated by reference to Exhibit 10.33 to
               Amendment No. 2 to Registration Statement Form S-1 (Reg. No. 33-92086) filed with the
               Commission on June 26, 1995).
10.9           Stock Purchase Agreement among the Company, Liberty Broadcasting, Incorporated,
               Josephthall, Littlejohn and Levy Fund, L.P., Michael Craven and James Thompson dated as of
               November 15, 1995 (incorporated by reference to Exhibit 10.34 to Form 10-K (Commission
               File No. 0-22486) for the year ended December 31, 1995).
10.10          Letter Agreement between SFX Broadcasting, Inc. and Multi-Market Radio, Inc. regarding exchange of assets dated November 17, 1995 (incorporated by reference to Exhibit 10.35 to
               Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1995).
10.11          Joint Sales Agreement between SFX Broadcasting of Jackson, Inc. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 10.36 to Form 10-K
               (Commission File No. 0-22486) for the year ended December 31, 1995).
10.12          Joint Sales Agreement between SFX Broadcasting of South Carolina (WMYI), Inc. and
               Multi-Market Radio Acquisition Corporation (incorporated by reference to Exhibit 10.37 to
               Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1995).
10.13          Joint Sales Agreement between Multi-Market Radio Acquisition
               Corporation and the Company (incorporated by reference to
               Exhibit 10.38 to Form 10-K (Commission File No. 0-22486) for the
               year ended December 31, 1995).
10.14          Programming Agreement between the Company and Trumper Communications of North
               Carolina Limited Partnership (incorporated by reference to Exhibit 10.39 to Form 10-K
               (Commission File No. 0-22486) for the year ended December 31, 1995).
10.15          Asset Purchase Agreement between Prism Radio Partners, L.P. and the Company (incorporated by reference to Exhibit 10.40 to Form 10-K (Commission File No. 0-22486) for the year ended
               December 31, 1995).
10.16          Joint Sales Agreement between the Company and HMW Communications, Inc. (incorporated by reference to Exhibit 10.42 to Form 10-K (Commission File No. 0-22486) for the year ended
               December 31, 1995).
10.17          Asset Purchase Agreement between the Company and HMW Communications, Inc.
               (incorporated by reference to Exhibit 10.42 to Form 10-K (Commission File No. 0-22486) for
               the year ended December 31, 1995).
10.18          Asset Purchase Agreement between Texas Coast Broadcasters, Inc. and Multi-Market Radio,
               Inc. (incorporated by reference to Exhibit 99.1 to Form 10-K (Commission File No. 0-22486)
               for the year ended December 31, 1995).
10.19          Asset Purchase Agreement between Lewis Broadcasting Corporation and Multi-Market Radio Acquisition Corporation (incorporated by reference to Exhibit 99.2 to Form 10-K (Commission File No.
               0-22486) for the year ended December 31, 1995).
10.20          Asset Purchase Agreement between ABS Greenville Partners, L.P. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 99.3 to Form 10-K (Commission
               File No. 0-22486) for the year ended December 31, 1995).
10.21          Asset Purchase Agreement between Multi-Market Radio, Inc. and Puritan Radiocasting
               Company (incorporated by reference to Exhibit 10.1 to MMR's 10-Q (Commission File No.
               0-22080) for the quarter ended March 31, 1996).
10.22          Asset Purchase Agreement between MMR and Wilks Broadcast Acquisitions, Inc. (incorporated by reference to Exhibit 10.3 to MMR's 10-Q ( Commission File No. 0-22080) for the quarter ended March 31, 1996).
10.23          Letter of Intent between MMR and Jones Eastern Radio of Augusta, Inc. (incorporated by reference to Exhibit 10.5 to MMR's 10-Q ( Commission File No. 0-22080) for the quarter ended
               March 31,1996).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

10.24          Amended and Restated Agreement and Plan of Merger, dated April 15, 1996, among the
               Company, SFX Merger Company and MMR (composite version incorporated by reference to
               Annex B to the Joint Proxy Statement/Prospectus to Form S-4 (Commission File No.
               333-13337) filed with the Commission on October 3, 1996).
10.25          Asset Purchase Agreement between HMW Communications, Inc. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 99.4 to Form 10-K (Commission
               File No. 0-22486) for the year ended December 31, 1995).
10.26          Joint Sales Agreement between HMW Communications, Inc. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 99.6 to Form 10-K (Commission
               File No. 0-22486) for the year ended December 31, 1995).
10.27          Termination and Assignment Agreement, dated as of April 15, 1996, between Sillerman
               Communications Management Corporation and the Company (incorporated by reference to
               Exhibit 10.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on April
               18, 1996).
10.28          Warrant to purchase 300,000 shares of Class A Common Stock of the Company issued to
               SCMC (incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 0-22486)
               filed with the Commission on October 3, 1996).
10.29          Warrant to purchase 300,000 shares of Class A Common Stock of the Company issued to
               SCMC (incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 0-22486)
               filed with the Commission on October 3, 1996).
10.30          Agreement, dated as of April 16, 1996, between the Company and R. Steven Hicks
               (incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 0-22486) filed with the Commission on April 18, 1996).
10.31          Asset Purchase Agreement, dated May 1, 1996, among the Company, KIRO, Inc, and
               Bonneville Holding Company (incorporated by reference to Exhibit 10.2 to Form 8-K
               (Commission File No. 0-22486) filed with the Commission on May 9, 1996).
10.32          Letter Agreement, dated May 16, 1996, between the Company and the Bank of New York
               (incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 0-22486) filed with the Commission on May 24, 1996).
10.33          Consent Agreement, dated May 17, 1996, among The Huff Alternative Income Fund, L.P.,
               Multi-Market Radio, Inc. and the Company (incorporated by reference to Exhibit 10.2 to
               MMR's Form 8-K (Commission File No. 0-22080) filed with the Commission on September
               10, 1996).
10.34          Asset Purchase Agreement, dated May 13, 1996, between SFX
               Acquisition Corporation and Clear Channel Radio, Inc.
               (incorporated by reference to Exhibit 10.2 to Form 8-K
               (Commission File No. 0-22486) filed with the Commission on May
               24, 1996).
10.34          Asset Purchase Agreement, dated May 13, 1996, between SFX Acquisition Corporation and
               Regent Broadcasting of Louisville, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K
               (Commission File No. 0-22486) filed with the Commission on May 24, 1996).
10.35          Amended and Restated Agreement, dated June 19, 1996, between the Company and R. Steven
               Hicks (incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 0-22486)
               filed with the Commission on June 21, 1996).
10.36          Amended and Restated Employment Agreement, dated June 19, 1996, between the Company and Tom Benson (incorporated by reference to
               Exhibit 10.1 to Form 8-K (Commission File No.
               0-22486) filed with the Commission on June 21, 1996).
10.37          Time Brokerage Agreement between ABS Greenville Partners, L.P. and Multi-Market Radio
               Acquisition Corporation (incorporated by reference to Exhibit 99.7 to Form 10-K (Commission
               File No. 0-22486) for the year ended December 31, 1995).
10.38          Exchange Agreement, dated July 1, 1996, between Chancellor Radio Broadcasting Company and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Form S-4 of SFX Broadcasting, Inc. (Commission File No. 333-06553) filed with the
               Commission on July 16, 1996).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

10.39          Asset Purchase Agreement between SFX Broadcasting of Texas (KTCK) Licensee, Inc., SFX
               Broadcasting of Texas (KTCK), Inc. and KRBE Co. (incorporated by reference to Exhibit 10.58 to Amendment No. 1 to Form (Reg. No. 333-06553) filed with the Commission on July 16,
               1996).
10.40          Asset Purchase Agreement between Jared Broadcasting Company of Albany, Incorporated
               (incorporated by reference to Exhibit 2.13 to Form 10-Q (Commission File No. 0-22486) for
               the quarter ended September 30, 1996).
10.42          Letter of Intent, dated August 9, 1996, between the Company,
               Kenneth A. Brown, ABS Communications, Inc., ABS Communications,
               L.L.C., ABS Richmond Partners, L.P., ABS Richmond Partners II,
               L.P., EBF, Inc. and EBF Partners (incorporated by reference to
               Exhibit 2.11 to Form 10-Q (Commission File No. 0-22486) for the
               quarter ended September 30, 1996).
10.43          Letter of Intent, dated August 28, 1996, between SFX Broadcasting, Inc. and EZ
               Communications, Inc. (incorporated by reference to Exhibit 2.3 to Form 8-K (Commission File
               No. 0-22486) filed with the Commission on October 3, 1996).
10.44          Loan Agreement, dated September 4, 1996, between the Company and MMR (incorporated by reference to Exhibit 2.4 to Form 8-K (Commission File No. 0-22486) filed with the Commission on October 3, 1996).
10.45          Asset Exchange Agreement, dated as of September 24, 1996, among WHFS, Inc. Liberty
               Broadcasting of Maryland Incorporated (incorporated by reference to Exhibit 2.5 to Form 8-K
               (Commission File No. 0-22486) filed with the Commission on October 3, 1996).
10.46          Asset Purchase Agreement between Secret Communications Limited Partnership and the
               Company (incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No.
               0-22486) filed with the Commission on October 30, 1996).
10.47          Purchase and Sale Agreement among WWYZ, Inc., Great American Music Fest & Production
               Co. (collectively the "Companies"), each of the shareholders of the Companies and SFX
               Broadcasting, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File
               No. 0-22486) filed with the Commission on October 30, 1996).
10.48          Amendment to Asset Purchase Agreement between Texas Coast Broadcasters, Inc. and
               Multi-Market Radio, Inc. (incorporated by reference to Exhibit 10.5 to Form 8-K (Commission
               File No. 0-22486) filed with the Commission on October 30, 1996).
10.49          Stock Purchase Agreement between Concerts Enterprises, Ltd.,
               Beach Concerts, Inc., Connecticut Concerts, Incorporated,
               Broadway Concerts, Inc., Ardee Productions, Ltd., Ardee
               Festivals NJ, Inc., In-House Tickets, Inc., Exit 116 Revisited,
               Inc., Dumb Deal, Inc., Ron Delsener, Mitch Slater and SFX
               Broadcasting, Inc. (incorporated by reference to Exhibit 10.3 to
               Form 8-K (Commission File No. 0-22486) filed with the Commission on October 30, 1996).
10.50          Second Amended and Restated Credit Agreement among the Company, its subsidiaries and the
               Bank of New York, as agent for the lenders (incorporated by reference to Exhibit 10.1 to Form
               8-K (Commission File No. 0-22486) filed with the Commission on November 27, 1996).
10.51          Agreement of Merger, dated February 12, 1997, among the Company,
               NOC-Acquisition Corp., CADCO Acquisition Corp., QN-Acquisition
               Corp., Nederlander of Connecticut, Inc., Connecticut
               Amphitheater Development Corporation, QN Corp., Connecticut
               Performing Arts Partners and certain stockholders (incorporated by reference to Exhibit 10.51 to Form 10-K (Commission File No.
               0-22486) for the year ended December 31, 1996).
10.52          Amendment No. 1 to Asset Purchase Agreement, dated January 21, 1997, between Secret
               Communications Limited Partnership and the Company (incorporated by reference to Exhibit
               10.52 to Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1996).
10.53          Letter of Intent, dated March 4, 1997, between the Company and Sunshine Promotions, Inc.
               (incorporated by reference to Exhibit 10.53 to Form 10-K (Commission File No. 0-22486) for
               the year ended December 31, 1996).
10.54          Employment Agreement between the Company and Michael G. Ferrel (incorporated by reference to Exhibit 10.54  to Form 10-K (Commission File No. 0-22486) for the year ended
               December 31, 1996).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

10.55          Fourth Supplemental Indenture, dated January 29, 1997, among
               Concerts Enterprises, Ltd., Concerts Enterprises, Inc., In House
               Tickets, Inc., Connecticut Concerts Incorporated, Ardee
               Festivals N.J., Inc., Ardee Productions, Ltd., Exit 116
               Revisited, Inc., Dumb Deal, Inc., Broadway Concerts, Inc. and
               The Chase Manhattan Bank (incorporated by reference to Exhibit
               10.55 to Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1996).
10.56          Form of Consent and Amendment to the Second Amendment and Restated Credit Agreement,
               dated March 24, 1997, between the Company and the Lenders (incorporated by reference to
               Exhibit 10.56 to Form 10-K (Commission File No. 0-22486) for the year ended December 31,
               1996).
10.57          Form of Amendment No. 2 to Asset Purchase Agreement, dated between Secret
               Communications, Inc. Limited Partnership and the Company (incorporated by reference to
               Exhibit 10.57 to Form 10-K (Commission File No. 0-22486) for the year ended December 31,
               1996).
10.58          Master Richmond Station Group Agreement, dated as of December 17, 1996, among the
               Company, ABS Communications Incorporated, Kenneth Brown, EBF Partners, ABS
               Communications, L.L.C., ABS Richmond Partners, L.P, ABS Richmond Partners II, L.P., ABS
               Richmond Towers, L.P. and J. Edwin Conrad (incorporated by reference to Exhibit 10.58 to
               Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1996).
10.59          Convertible Note Agreement, dated as of December 17, 1996, between ABS Communications,
               L.L.C., as borrower and the Company, as lender (incorporated by reference to Exhibit 10.59 to
               Form 10-K (Commission File No. 0-22486) for the year ended December 31, 1996).
10.60          SFX Contribution Agreement, dated as of December 17, 1996, among Liberty Acquisition
               Subsidiary Corporation, Liberty Broadcasting of Maryland II, the Company and ABS
               Communications, L.L.C. (incorporated by reference to Exhibit 10.60 to Form 10-K
               (Commission File No. 0-22486) for the year ended December 31, 1996).
10.61          Asset Exchange Agreement, dated as of May 1, 1996, by and
               between SFX Broadcasting of Texas (KRLD), Inc.; SFX Broadcasting
               of Texas (TSN), Inc.; SFX Broadcasting of Texas (TSN) Licensee,
               Inc.; SFX Broadcasting of the Southwest, Inc.; SFX Broadcasting,
               Inc. and CBS Inc. (incorporated by reference to Exhibit 10.3 to
               Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486)
               filed with the Commission on May 8, 1996).
10.62          Master Richmond Station Agreement, dated as of December 17,
               1996, by and among SFX Broadcasting, Inc., ABS Communications
               Incorporated, Kenneth A Brown, EBF Inc., EBF Partners, ABS
               Communications, LLC., ABS Richmond Partners, L.P., ABS Richmond
               Partners II, L.P., ABS Richmond Towers, L.P., and J. Edwin
               Conrad (incorporated by reference to Exhibit 2.2 to Form 8-K of
               SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Commission on January 17, 1997).
10.63          Stock Option Agreement, dated as of May 9, 1996, by and between SFX Broadcasting, Inc. and
               Michael G. Ferrel (incorporated by reference to Exhibit 10.1 to Form 8-K of SFX Broadcasting,
               Inc. (Commission File No. 0-22486) filed with the Commission on January 17, 1997).
10.64          Amendment No. 1, dated as of January 21, 1997 to Asset Purchase Agreement, dated as of
               October 15, 1996, by and between Secret Communications Limited Partnership and SFX
               Broadcasting, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K of SFX Broadcasting,
               Inc. (Commission File No. 0-22486) filed with the Commission on January 27, 1997).
10.65          First Amendment to the Second Amended and Restated Credit
               Agreement, dated as of January 22, 1997, by and among SFX
               Broadcasting, Inc., certain subsidiaries of SFX Broadcasting,
               Inc. and The Bank of New York, individually and as Agent for the additional lenders (incorporated by reference to Exhibit 10.2 to
               Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-
               22486) filed with the Commission on January 27, 1997).
10.66          Amendment No. 2 to Asset Purchase Agreement, dated as of April 1, 1997, between Secret
               Communications Limited Partnership and SFX Broadcasting, Inc.  (incorporated by reference to Exhibit 2.3 to Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Commission on April 15, 1997).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

10.67          Consent and Amendment to the Second Amendment and Restated Credit Agreement, dated as of March 24, 1997, between SFX Broadcasting, Inc. and the Lenders  (incorporated by reference to Exhibit 10.6 to Form 10-Q of SFX Broadcasting, Inc. (Commission File No. 0-22486) for the
               quarter ended March 31, 1997).
10.68          Amended and Restated Employment Agreement, dated as of January 1, 1997, between SFX
               Broadcasting, Inc. and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.8 to Form
               10-Q of SFX Broadcasting, Inc. (Commission File No. 0-22486) for the quarter ended March
               31, 1997).
10.69          First Amendment to the Second Amended and Restated Credit Agreement, dated as of January
               22, 1997, by and between SFX Broadcasting, Inc., its Subsidiaries and the Lenders
               (incorporated by reference to Exhibit 10.9 to Form 10-Q of SFX Broadcasting, Inc.
               (Commission File No. 0-22486) for the quarter ended March 31, 1997).
10.70          Third Amended and Restated Credit Agreement, dated as of June 23, 1997, by and among SFX
               Broadcasting, Inc., the subsidiaries of SFX Broadcasting, Inc. from time to time parties thereto,
               The Bank of New York, individually and as agent for the lenders, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K of SFX
               Broadcasting, Inc. (Commission File No. 0-22486) filed with the Commission on July 11,
               1997).
10.71          Agreement and Plan of Merger, dated as of August 24, 1997, by and among SBI Holding Corporation, SBI Radio Acquisition
               Corporation and SFX Broadcasting, Inc. (incorporated by
               reference to Exhibit 2.1 to Form 8-K of SFX Broadcasting, Inc.
               (Commission File No. 0-22486) filed with the Commission on
               August 25, 1997).
10.72          Stockholder Agreement, dated as of August 24, 1997, among SBI
               Holding Corporation, SBI Radio Acquisition Corporation, Robert
               F.X. Sillerman and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K of SFX Broadcasting, Inc.
               (Commission File No. 0-22486) filed with the Commission on
               August 25, 1997).
10.73          Consulting, Non-Compete and Termination Agreement, dated as of
               August 24, 1997, among SBI Holding Corporation, SFX
               Broadcasting, Inc. and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.4 to Form 10-Q of SFX Broadcasting, Inc.
               (Commission File No. 0- 22486) for the quarter ended September
               30, 1997).
10.74          SFX Broadcasting, Inc. Director Deferred Stock Ownership Plan (incorporated by reference to
               Exhibit 10.5 to Form 10-Q of SFX Broadcasting, Inc. (Commission File No. 0-22486) for the
               quarter ended March 31, 1997).
10.75          Agreement of Merger, dated as of February 14, 1997, by and among
               SFX Broadcasting, Inc., NOC Acquisition Corp., Cadco Acquisition
               Corp., QN-Acquisition Corp., Nederlander of Connecticut, Inc.,
               Connecticut Amphitheater Development Corporation, QN Corp.,
               Connecticut Performing Arts, Inc., Connecticut Performing Arts
               Partners and the Stockholders of Nederlander of Connecticut,
               Inc., Connecticut Amphitheater Development Corporation and QN
               Corp. (incorporated by reference to Exhibit 10.14 to Form S-1 of
               SFX Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on December 24, 1997).
10.76          Second Amendment of Agreement of Merger, dated as of March 19, 1997,  by and among SFX
               Broadcasting, Inc., NOC Acquisition Corp., Cadco Acquisition Corp., QN-Acquisition Corp.,
               Nederlander of Connecticut, Inc., Connecticut Amphitheater Development Corporation, QN
               Corp., Connecticut Performing Arts, Inc., Connecticut Performing Arts Partners and the
               Stockholders of Nederlander of Connecticut, Inc., Connecticut Amphitheater Development
               Corporation and QN Corp. (incorporated by reference to Exhibit 10.15 to  Form S-1 of SFX
               Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on December
               24, 1997).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

10.77          Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among Sunshine
               Concerts, L.L.C., SFX Broadcasting, Inc., Sunshine Promotions, Inc., P. David Lucas and
               Steven P. Sybesma  (incorporated by reference to Exhibit 10.6 to  Form S-1 of SFX
               Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on December
               24, 1997).
10.78          Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among Suntex
               Acquisition, L.P., SFX Broadcasting, Inc., Suntex, Inc., P. David Lucas, Steven P. Sybesma,
               Greg Buttrey and John Valant (incorporated by reference to Exhibit 10.7 to  Form S-1 of SFX
               Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on December
               24, 1997).
10.79          Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among Deer Creek Amphitheater Concerts, L.P., SFX
               Broadcasting, Inc., Deer Creek Partners, L.P., Sand Creek
               Partners, L.P., Sand Creek, Inc., P. David Lucas and Steven P.
               Sybesma (incorporated by reference to Exhibit 10.8 to Form S-1 of SFX Entertainment, Inc. (Commission File No. 333- 43287)
               filed with the Commission on December 24, 1997).
10.80          Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among Murat Centre Concerts, L.P., SFX Broadcasting, Inc.,
               Murat Centre L.P., P. David Lucas and Steven P. Sybesma
               (incorporated by reference to Exhibit 10.9 to Form S-1 of SFX
               Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on December 24, 1997).
10.81          Asset Purchase and Sale Agreement, dated June 23, 1997, by and among Polaris Amphitheater Concerts, Inc., SFX Broadcasting,
               Inc., Polaris Amphitheater Limited Partnership and certain of the partners of Polaris Amphitheater Limited Partnership
               (incorporated by reference to Exhibit 10.10 to Form S-1 of SFX
               Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on December 24, 1997).
10.82          Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among Sunshine Design, L.P., SFX Broadcasting, Inc.,
               Tourdesign, Inc., P. David Lucas and Steven P. Sybesma
               (incorporated by reference to Exhibit 10.11 to Form S-1 of SFX
               Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on December 24, 1997).
10.83          Agreement and Plan of Merger and Asset Purchase Agreement, dated as of December 12, 1997, by and among SFX Entertainment, Inc., Contemporary Investments Corporation, Contemporary
               Investments of Kansas, Inc., Continental Entertainment Associates, Inc., Capital Tickets, LP,
               Dialtix, Inc., Contemporary International Productions Corporation, Steven F. Schankman Living
               Trust, dated 10/22/82, Irving P. Zuckerman Living Trust, dated 11/24/81, Steven F. Schankman and Irving P. Zuckerman (incorporated by reference to Exhibit 10.17 to Form S-1 of SFX
               Entertainment, Inc.  (Commission File No. 333-43287) filed with the Commission on December
               24, 1997).
10.84          Stock Purchase Agreement, dated as of December 11, 1997, among each of the shareholders of
               BGP Presents, Inc. and BGP Acquisitions, LLC (incorporated by reference to Exhibit 10.19 to
               Form S-1 of SFX Entertainment, Inc.  (Commission File No. 333-43287) filed with the
               Commission on December 24, 1997).
10.85          Stock and Asset Purchase Agreement, dated December 2, 1997, between and among SFX
               Network Group, L.L.C. and SFX Entertainment, Inc., and Elias N. Bird, individually and as
               Trustee under the Bird Family Trust u/d/o 11/18/92, Gary F. Bird, individually and as Trustee under the Gary F. Bird Corporation Trust u/d/o 2/4/94, Stephen R. Smith, individually and as
               Trustee under the Smith Family Trust u/d/o 7/17/89, June E. Brody, Steven A. Saslow and The
               Network 40, Inc. (incorporated by reference to Exhibit 10.21  to Form S-1 of SFX
               Entertainment, Inc.  (Commission File No. 333-43287) filed with the Commission on December
               24, 1997).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

10.86          Purchase and Sale Agreement, dated as of December 15, 1997, by and among Alex Cooley, S.
               Stephen Selig, III, Peter Conlon, Southern Promotions, Inc., High Cotton, Inc., Cooley and
               Conlon Management, Inc., Buckhead Promotions, Inc., Northern Exposure, Inc., Pure Cotton,
               Inc., Interfest, Inc., Concert/Southern Chastain Promotions Joint Venture, Roxy Ventures Joint
               Venture and SFX Concerts, Inc. (incorporated by reference to Exhibit 10.22 to Form S-1 of SFX
               Entertainment, Inc.  (Commission File No. 333-43287) filed with the Commission on December
               24, 1997).
10.87          Stock Purchase Agreement, dated as of December 12, 1997 by and between Pace Entertainment Corporation and SFX Entertainment,
               Inc. (incorporated by reference to Exhibit 10.23 to Form S-1 of
               SFX Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on December 24, 1997).
10.88          Purchase Agreement, dated as of December 19, 1997, by and among SM/PACE, Inc., PACE
               Entertainment Corporation, Charlotte Amphitheater Corporation, The Westside Amphitheater
               Corporation and Viacom Inc. (incorporated by reference to Exhibit 10.28 to Amendment No.
               1 to Form S-1 of SFX Entertainment, Inc. (Commission File No. 333-43287) filed with the
               Commission on January 22, 1998).
10.89          Letter Purchase Agreement, dated as of December 22, 1997, by and among SM/PACE, Inc.,
               YM Corp. and PACE Entertainment Corporation (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Form S-1 of SFX Entertainment, Inc. (Commission File No. 333-
               43287) filed with the Commission on January 22, 1998).
10.90          Amendment No. 1 to the Amended and Restated Employment Agreement, effective as of April
               15, 1996, between D. Geoffrey Armstrong and the Company (incorporated by reference to
               Exhibit 10.1 to Form 8-K of SFX Broadcasting, Inc. filed with the Commission on May 8,
               1996).
10.91          Indenture, dated as of February 11, 1998, by and among SFX
               Entertainment, Inc., certain of its subsidiaries, and The Chase
               Manhattan Bank as Trustee (incorporated by reference to Exhibit
               10.2 to Form 8-K of SFX Broadcasting, Inc. (Commission File No.
               0-22486) filed with the Commission on February 9, 1998).
10.92          Registration Rights Agreement, dated as of February 11, 1998, by and among SFX Entertainment, Inc., certain of its subsidiaries as Guarantors, Lehman Brothers, Inc., Goldman Sachs & Co., BNY
               Capital Markets, Inc. and ING Barings (incorporated by reference to Exhibit 10.3 to Form 8-K of SFX Broadcasting, Inc.
               (Commission File No. 0-22486) filed with the Commission on
               February 9, 1998).
10.93          Form of Distribution Agreement between SFX Entertainment and SFX (incorporated by reference to Annex F to Schedule 14A of SFX (File number 0-22486), filed with the
               Commission on February 17, 1998).
10.94          Form of Tax Sharing Agreement between SFX Entertainment and SFX (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the Registration Statement on Form S-1 of SFX
               Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on February
               2, 1998).
10.95          Form of Employee Benefits Agreement between SFX Entertainment and SFX (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to the Registration Statement on Form S-1 of SFX
               Entertainment, Inc. (Commission File No. 333-43287) filed with the Commission on February
               14, 1998).
10.96          Indenture, dated February 11, 1998, by and among SFX
               Entertainment, Inc., certain of its subsidiaries and The Chase
               Manhattan Bank (incorporated by reference to Exhibit 10.2 to the
               Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486)
               filed with the Securities and Exchange Commission on February
               18, 1998).






EXHIBIT
NUMBER                                         DESCRIPTION OF EXHIBIT

10.97          Registration Rights Agreement, dated as of February 11, 1998, relating to the 91/8% Senior Subordinated Notes due 2998 of SFX
               Entertainment, Inc., by and among SFX Entertainment, Inc., the subsidiaries of SFX Entertainment named therein, Lehman Brothers
               Inc., Goldman, Sachs & Co., BNY Capital Markets, Inc. and ING
               Barings (incorporated by reference to Exhibit 10.3 to the Form
               8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486)
               filed with the Securities and Exchange Commission on February
               18, 1998).
10.98          Credit and Guarantee Agreement, dated as of February 26, 1998, by and among SFX Entertainment, the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Credit
               Partners, L.P., as co-documentation agent, Lehman Commercial
               Paper Inc., as co- documentation agent, and The Bank of New
               York, as administrative agent (incorporated by reference to
               Exhibit 10.2 to the Form 8-K of SFX Entertainment, Inc. filed with the Securities and Exchange Commission on March 10, 1998).
10.99          Purchase Agreement, dated February 5, 1998, relating to the
               9 1/8% Senior Subordinated Notes due 2008 of SFX Entertainment,
               Inc., by and among SFX Entertainment, Inc., Lehman Brothers
               Inc., Goldman, Sachs & Co., BNY Capital Markets, Inc. and ING
               Barings (incorporated by reference to Exhibit 10.4 to the Form
               8-K of SFX Entertainment, Inc. filed with the Securities and
               Exchange Commission on March 10, 1998).
10.100         Amendment No. 1 dated February 9, 1998 to the Agreement and Plan of Merger, dated August 24, 1997 by and among SBI Holding
               Corporation, SBI Radio Acquisition Corporation and SFX
               Broadcasting, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the Commission on May 8,
               1996).
10.101*        Amendment No. 2 dated as of March 9, 1998, to Agreement and Plan of Merger, dated as of August 24, 1997, by and among SBI Holding
               Corporation, SBI Radio Acquisition Corporation and SFX
               Broadcasting, Inc.
11.1*          Statement regarding computation of per share earnings.
21.1*          Subsidiaries of the Company
23.1*          Consent of Ernst & Young LLP.
23.2*          Consent of Fisher Wayland Cooper Leader & Zaragoza LLP.
23.3*          Consent of BIA Research, Inc.
27.1*          Financial Data Schedule
99.1*          Annual Report on Form 10-K of SFX Entertainment, Inc.
99.2           Proxy Statement, dated as of February 13, 1998, of SFX Broadcasting, Inc.(the "Proxy
               Statement") (incorporated by reference to the Schedule 14A of the Company filed with the
               Commission on February 18, 1998).
99.3           Supplement No. 1 to Proxy Statement (incorporated by reference to the Schedule 14A of the
               Company filed with the Company on March 18, 1998).


--------------

 *filed herewith

         (b) The following reports on Form 8-K were filed during the fiscal quarter ended December 31, 1997.

         On December 11, 1997, the Company filed a Form 8-K under Item 5 ("Other Events") which contained certain unaudited pro forma condensed combined financial statements of the Company as of September 30, 1997 and for the nine months ended September 30, 1997 and the year ended December 31, 1996. The pro form financial statements gave effect to certain pending and completed transactions by the Company.

         On December 24, 1997, the Company filed a Form 8-K under Item 5 ("Other Events") which described certain pending acquisitions by SFX Entertainment.

         In addition, on December 11, 1997, the Company filed a Form 8-K/A under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits"). The Form 8-K/A amended a Form 8-K filed by the Company on August 25, 1998 under Item 5 ("Other Events") which disclosed the execution of the Merger Agreement. The Form 8-K/A added an additional document executed in connection with the Merger Agreement as an exhibit to the Form 8-K filed on August 25, 1997.

                             INDEX OF DEFINED TERMS

1996 Radio Acquisitions...................................................32
1997 and 1996 Radio Acquisitions..........................................33
1997 Entertainment Acquisitions............................................7
1997 Radio Acquisitions...................................................33
1998 Entertainment Acquisitions............................................7
2000 Notes................................................................34
2006 Notes................................................................34
Albany Acquisition.........................................................5
Aliens....................................................................14
Alternate Transaction.....................................................17
Amended Sillerman Agreement...............................................48
BIA........................................................................4
Buyer......................................................................2
Buyer Sub..................................................................2
Capstar...................................................................18
CBS Exchange...............................................................5
Chancellor.................................................................6
Chancellor Exchange........................................................6
Change of Control Options.................................................55
Charlotte Acquisition.....................................................32
Charlotte Exchange.........................................................6
Class A Common Stock.......................................................2
Class A Merger Consideration...............................................2
Class A Share.............................................................47
Class B Common Stock.......................................................2
Class B Merger Consideration...............................................2
Class B Warrants..........................................................27
Closing...................................................................16
Code......................................................................49
Communications Act........................................................12
Company....................................................................2
Company Guarantee of Entertainment Obligations............................38
Consulting and Non-Competition Agreement..................................53
Contemporary Acquisition...................................................7
Credit Agreement...........................................................6
DAB.......................................................................15
Dallas Disposition........................................................32
Delsener/Slater............................................................7
Delsener/Slater Acquisition................................................7
Distribution Agreement....................................................17
DOJ........................................................................6
Effective Time............................................................15
Employee Benefits Agreement...............................................17
Exchange Act..............................................................45
Exchange Debentures.......................................................42
Executive Officers........................................................43
FCC........................................................................6
GAAP......................................................................29
Greensboro Acquisition....................................................32
Greenville Acquisition....................................................32
Halcyon...................................................................52
Hartford Acquisition.......................................................5
Hearst Acquisition.........................................................6
Hicks Muse III............................................................18
Houston Exchange..........................................................32
HSR Act....................................................................6

Independent Committee.....................................................51
IPO Warrants..............................................................21
Jackson Acquisitions......................................................32
Jackson and Biloxi Disposition.............................................6
Jacksonville Stations.....................................................33
JSA........................................................................5
Liberty Acquisition.......................................................32
Little Rock Disposition....................................................5
LMA........................................................................5
Long Island Exchange......................................................26
Louisville Dispositions...................................................32
Louisville Stations.......................................................32
Marquee...................................................................44
MD&A......................................................................25
Meadows Acquisition........................................................7
Meadows Repurchase........................................................40
Merger.....................................................................2
Merger Agreement...........................................................2
MMR Dispositions..........................................................32
MMR Merger.................................................................5
Named Executive Officers..................................................45
Nashville Acquisition......................................................6
PACE Acquisition...........................................................7
PACE Option...............................................................38
Pending Acquisitions.......................................................6
Pending Disposition........................................................6
Prism Acquisition.........................................................32
Proposal 1................................................................16
Proposal 2................................................................16
Proposal 3................................................................16
Proxy Statement...........................................................30
Raleigh-Greensboro Acquisition............................................32
Raptor....................................................................52
Richmond Acquisition.......................................................6
SARs......................................................................17
SCMC......................................................................13
SCMC Warrants.............................................................56
SEC.......................................................................16
Secret Communications......................................................5
Secret Communications Acquisition..........................................5
Series A Preferred Stock..................................................38
Series D Preferred Stock...................................................2
Series D Preferred Stock Offering.........................................35
Series E Preferred Stock..................................................38
SFX Employee Benefit Plans................................................25
SFX Entertainment..........................................................2
SFX Entertainment 10-K.....................................................2
SFX Entertainment Board...................................................56
SFX Entertainment Credit Facility.........................................38
SFX Entertainment Notes...................................................38
Special Stockholders Meeting...............................................3
Spin-Off...................................................................2
Spin-Off Record Date......................................................21
Stockholder Agreement.....................................................54
Sunshine Promotions........................................................7
Sunshine Promotions Acquisition............................................7

Surviving Corporation.....................................................16
Takeover Proposal.........................................................19
Tax Sharing Agreement.....................................................17
Telecom Act................................................................4
Termination Date..........................................................18
Texas Coast Acquisition....................................................5
The SFX Entertainment Group...............................................23
Triathlon..................................................................5
TSC.......................................................................21
Tudor.....................................................................53
Warrants..................................................................21
Washington Dispositions...................................................32
WVGO Acquisition...........................................................6

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SFX BROADCASTING, INC.


                                               By:  /s/   Robert F.X. Sillerman
                                                  -----------------------------
                                                   Name:  Robert F.X. Sillerman
                                                   Title: Executive Chairman

                                               Date: March 17, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                            Title                                              Date
            ---------                            -----                                              ----
   /s/ Robert F.X. Sillerman         Executive Chairman and Director                            March 17, 1998
   ---------------------             (principal executive officer)
       Robert F.X. Sillerman

   /s/ Michael G. Ferrel             Chief Executive Officer and Director                       March 17, 1998
   ---------------------
       Michael G. Ferrel

   /s/ D. Geoffrey Armstrong         Chief Operating Officer, Executive                         March 17, 1998
   -------------------------         Vice President and Director
       D. Geoffrey Armstrong

   /s/ Thomas P. Benson              Chief Financial Officer, Treasurer                         March 17, 1998
   --------------------              and Director (principal financial and
       Thomas P. Benson              accounting officer)


   /s/ Howard J. Tytel               Executive Vice President, Secretary                        March 17, 1998
   -------------------               and Director
       Howard J. Tytel

   /s/ James F. O'Grady              Director                                                   March 17, 1998
   --------------------
       James F. O'Grady

   /s/ Paul Kramer                   Director                                                   March 17, 1998
   --------------------
       Paul Kramer

   /s/ Richard A. Liese              Director                                                   March 17, 1998
   --------------------
       Richard A. Liese

   /s/ Edward F. Dugan               Director                                                   March 17, 1998
   -------------------
       Edward F. Dugan

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                                            PAGE
                                                                                            ----
The following consolidated financial statements are included in Item 8:
     Report of Independent Auditors                                                         F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996                           F-3

     Consolidated Statements of Operations for each of the
        Three Years in the Period Ended December 31, 1997                                   F-5

     Consolidated Statements of Shareholders' Equity for each of the
        Three Years in the Period Ended December 31, 1997                                   F-6

     Consolidated Statements of Cash Flows for each of the
        Three Years in the Period Ended December 31, 1997                                   F-7

     Notes to Consolidated Financial Statements                                             F-8


The following consolidated financial statement schedule is included in Item
14(a):

     Schedule II - Valuation and Qualifying Accounts                                        F-29


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
SFX Broadcasting, Inc.

         We have audited the accompanying consolidated balance sheets of SFX Broadcasting, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFX Broadcasting, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP

New York, New York
March 5, 1998

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                           DECEMBER 31,
                                                                                 --------------------------------


                                                                                      1997              1996
                                                                                      ----              ----


ASSETS
Current Assets:
    Cash and cash equivalents                                                       $24,686           $10,601
     Cash pledged for letters of credit                                                  --            20,000
     Accounts receivable less allowance for doubtful accounts of $2,264 in 1997
        and $1,620 in 1996                                                           71,241            47,275
     Assets under contract for sale                                                  42,883             8,352
     Prepaid and other current assets                                                 3,109             2,461
     Receivable from SFX Entertainment                                               11,539                --
                                                                                 --------------    --------------

    Total current assets                                                            153,458            88,689


Property and equipment:
     Land                                                                              6,169             6,791
     Buildings and improvements                                                       18,295            11,485
     Broadcasting equipment and other                                                 67,821            54,736
                                                                                 --------------    --------------
                                                                                      92,285            73,012
Less accumulated depreciation and amortization                                       (17,456)          (10,192)
                                                                                 --------------    --------------

Net property and equipment                                                            74,829            62,820

Intangible Assets:
     Broadcast licenses                                                              913,887           558,640
     Goodwill                                                                        131,601            98,165
     Deferred financing costs                                                         22,250            19,504
     Other                                                                             5,406             4,727
                                                                                 --------------    --------------
                                                                                   1,073,144           681,036
Less accumulated amortization                                                        (39,580)          (16,933)
                                                                                 --------------    --------------

Net intangible assets                                                              1,033,564           664,103

Net assets to be distributed to shareholders                                         102,144                --
Deposits and other payments for pending acquisitions                                   5,830            31,692
Other assets                                                                           5,790            12,023
                                                                                 --------------    --------------

     TOTAL ASSETS                                                                $ 1,375,615         $ 859,327
                                                                                 ==============    ==============

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                 -------------------------------


                                                                                      1997             1996
                                                                                      ----             ----

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                $ 8,665          $10,921
     Accrued expenses                                                                 19,246           21,913
     Payable to former national sales representative                                  23,025               --
     Accrued interest and dividends                                                   20,475            7,111
     Current portion of long-term debt                                                   509              231
     Current portion of capital lease obligations                                        101              150
                                                                                 --------------   ---------------

Total current liabilities                                                             72,021           40,326
Long-term debt, less current portion                                                 763,966          480,875
Capital lease obligations, less current portion                                          126              204
Deferred income taxes                                                                102,681           91,352
                                                                                 --------------   ---------------

Total liabilities                                                                    938,794          612,757

Redeemable preferred stock                                                           361,996          145,999

Commitments and contingencies

Shareholders' Equity:

     Class A Voting common stock, $.01 par value; 100,000,000 shares authorized; and 9,508,379 issued and 9,477,934 outstanding at December 31, 1997 and 8,089,367 issued and 8,063,348 outstanding at December 31, 1996

                                                                                          95               81

Class B Voting convertible common stock, $.01 par value; 10,000,000 shares authorized; 1,190,911 issued and 1,047,037 outstanding at December 31, 1997 and 1,208,810 issued and 1,064,936 outstanding at December 31, 1996

                                                                                          12               12

Additional paid-in capital                                                           185,537          189,920
Treasury Stock; 174,319 and 170,192 shares at December 31, 1997 and 1996,
     respectively                                                                     (6,523)          (6,393)
Accumulated deficit                                                                 (104,296)         (83,049)
                                                                                 --------------   ---------------

Total shareholders' equity                                                            74,825          100,571
                                                                                 --------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $1,375,615         $859,327
                                                                                 ==============   ===============


                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------------------
                                                                                   1997              1996                  1995
                                                                             ----------------   ------------------   -------------
Gross revenues                                                                  $306,842           $162,011              $87,140
Less agency commissions                                                          (36,478)           (18,950)             (10,310)
                                                                                ----------------   -----------------    ----------

Net revenues                                                                     270,364            143,061              76,830

Station operating expenses                                                       167,063             92,816              51,039
Depreciation, amortization, duopoly integration costs and acquisition
     related costs                                                                38,232             17,311               9,137
Corporate expenses, net of $2,206 allocated to SFX Entertainment in 1997,
     including related party expenses of $151 in 1996 and $330 in 1995, net of     6,837              6,261               3,797
     related party advisory fees of $802 in 1996

                                                                                     624                 52                  --
Non-cash stock compensation
Non-recurring and unusual charges, including adjustments to broadcast rights
     agreement                                                                    20,174             28,994               5,000
                                                                                ----------------   -----------------    ----------

Total operating expenses                                                         232,930            145,434              68,973
                                                                                ----------------   -----------------    ----------

Operating income (loss)                                                           37,434             (2,373)              7,857
Investment income                                                                  2,821              4,017                 650
Interest expense                                                                 (64,506)           (34,897)            (12,903)
Loss on sale of radio station                                                         --             (1,900)                 --
                                                                                ----------------   -----------------    ----------

Loss before income taxes, operations to be distributed to shareholders and
   extraordinary item                                                            (24,251)           (35,153)             (4,396)
Income tax  expense                                                                  810                480                  --
                                                                                ----------------   -----------------    ----------

Loss before operations to be distributed to shareholders and extraordinary item  (25,061)           (35,633)             (4,396)
Income from operations to be distributed to shareholders, net of taxes             3,814                 --                  --
                                                                                ----------------   -----------------    ----------
Loss before extraordinary item                                                   (21,247)           (35,633)             (4,396)
Extraordinary loss on debt retirement                                                 --             15,219                  --
                                                                                ----------------   -----------------    ----------


Net loss                                                                         (21,247)           (50,852)             (4,396)

Redeemable preferred stock dividends and accretion                                38,510              6,061                 291
                                                                                ----------------   -----------------    ----------

Net loss applicable to common stock                                             $(59,757)          $(56,913)            $(4,687)
                                                                                ================   =================    ==========


Loss per common share from continuing operations                                  $(6.67)            $(5.51)             $(0.71)
Income per common share from operations to be distributed to shareholders           0.40                 --                  --
                                                                                ----------------   -----------------    ----------
Loss per common share before extraordinary item                                   $(6.27)            $(5.51)             $(0.71)
Extraordinary loss per common share on debt retirement                                --              (2.01)                 --


                                                                                ----------------   -----------------    ----------
Basic and diluted net loss per common share                                       $(6.27)            $(7.52)             $(0.71)
                                                                                ================   =================    ==========

Weighted average common shares outstanding                                     9,526,429          7,563,600           6,595,728
                                                                               =================  ==================  ===========


                            See accompanying notes.

                     SFX BROADCASTING INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                             (DOLLARS IN THOUSANDS)




                                     CLASS A     CLASS B     PAID-IN     TREASURY     ACCUMULATED
                                     COMMON      COMMON      CAPITAL      STOCK         DEFICIT         TOTAL
                                     -------     -------     -------     --------     -----------       -----
Balance, December 31, 1994           $   48       $   9     $  76,600          --     $   (27,801)    $ 48,856
Public offering, net of expenses         17                    39,149                                   39,166
Redemption of Class C Common                                     (459)                                    (459)
Accretion and dividends on
  redeemable preferred stock
                                                                 (291)                                    (291)
Conversion of Class A Common to
   Class B Common                        (1)          1                                                     --
Decrease in unrealized holding
    losses                                                        185                                      185
Net loss                                                                                   (4,396)      (4,396)
                                    -------------------------------------------------------------------------------

Balance, December 31, 1995           $   64       $  10     $ 115,184      $   --     $   (32,197)    $ 83,061
                                    ===============================================================================

Accretion and dividends on
   redeemable preferred stock                                  (6,061)                                  (6,061)
Issuance upon exercise of stock
   options                                                        370                                      370
Issuance of warrants to SCMC                                    8,905                                    8,905
Issuance of equity securities for
   MMR Merger                            17           2        71,522                                   71,541
Repurchase of common stock                                                 (6,393)                      (6,393)
Net loss                                                                                  (50,852)     (50,852)
                                    -------------------------------------------------------------------------------

Balance, December 31, 1996           $   81       $  12     $ 189,920    $ (6,393)    $   (83,049)    $100,571
                                    ===============================================================================

Issuance upon exercise of stock
    options                              11                    21,132                                   21,143
Issuance upon exercise of Class B
    Warrants                                                    2,476                                    2,476
Issuance of stock for acquisitions        3                     9,519                                    9,522
Payment from shareholder                                        1,000                                    1,000
Accretion and dividends on redeemable
    preferred stock                                           (38,510)                                 (38,510)
Repurchase of common  stock                                                  (130)                        (130)
Net loss                                                                                  (21,247)     (21,247)
                                    -------------------------------------------------------------------------------

Balance, December 31, 1997           $   95       $  12      $185,537    $ (6,523)    $  (104,296)    $ 74,825
                                    ===============================================================================

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                                               YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                           1997          1996           1995
                                                                           ----          ----           ----
Operating activities:
Net loss                                                            $ (21,247)       $ (50,852)         $ (4,396)
Income from operations to be distributed to shareholders               (3,814)              --                --
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
   Depreciation                                                        10,955            5,972             2,658
   Amortization                                                        26,406           10,202             5,099
   Noncash portion of non-recurring and unusual charge                  4,712            9,878                --
   Extraordinary loss on debt repayment                                    --           15,219                --
   Loss on sale of radio station and other noncash items                   --            1,900              (207)
   Deferred taxes                                                          --             (710)               --
   Changes in assets and liabilities, net of amounts acquired:
    Accounts receivable                                               (22,189)         (13,839)           (5,164)
    Prepaid and other assets                                            2,599           (1,704)            2,052
    Accrued interest and dividends                                        345            3,841                 6
    Accounts payable, accrued expenses and other liabilities            6,275            6,646               451
                                                                   ---------------  ----------------   ----------------
     Cash provided by (used in) continuing operations                   4,042          (13,447)              499
      Cash from operating activities of  SFX Entertainment              1,005               --                --
                                                                   ---------------  ----------------   ----------------
     Net cash provided by (used in)  operating activities               5,047          (13,447)              499
Investing activities:
   Purchase of stations and related businesses, net of cash
   acquired                                                         (408,788)         (493,433)          (26,057)
   Proceeds from sales of stations and other assets                    1,836            56,943               703
   Deposits and other payments for pending acquisitions               (3,594)          (30,799)           (3,000)
   Purchase of property and equipment                                (12,409)           (3,224)           (3,261)
   Sale of short-term investments                                         --                --             7,918
   Loans and advances to related parties                              (2,800)               --            (2,000)
                                                                   ---------------  ----------------   ----------------
      Net cash used in investing activities                         (425,755)         (470,513)          (25,697)
    Cash from investing activities of SFX Entertainment              (73,296)               --                --
                                                                   ---------------  ----------------   ----------------
      Net cash used in investing activities                         (499,051)         (470,513)          (25,697)
Financing activities:
    Payments on long-term debt, including prepayment preminums       (73,863)         (110,396)          (22,521)
    Additions to debt issuance costs                                  (3,006)          (19,505)           (2,139)
    Proceeds from issuance of senior and subordinated debt           356,500           501,500            22,000
    Net proceeds from sales of preferred stock                       215,258           143,445                --


    Dividends paid on preferred stock                                (23,487)           (4,983)               --
    Proceeds from issuance of common stock and shareholders           24,619                --            39,166
    Purchases of treasury stock                                         (130)           (6,393)               --
    Stock, redemptions, retirements and other                         (1,000)           (1,000)           (2,609)
                                                                   ---------------  ----------------   ----------------
      Net cash provided by financing activities                      494,891           502,668            33,897
    Cash from financing activities of SFX Entertainment                 (823)               --                --
                                                                   ---------------  ----------------   ----------------
      Net cash provided by financing activities                      494,068           502,668            33,897
   Net increase in cash and cash equivalents                              64            18,708             8,699
    Cash and cash equivalents at beginning of period                  30,601            11,893             3,194
   Cash of SFX Entertainment at the end of period                     (5,979)               --                --
                                                                   ---------------  ----------------   ----------------
   Cash and cash equivalents at end of period                         24,686         $  30,601          $ 11,893
                                                                   ===============  ================   ================

   Supplemental disclosure of cash flow information (See NOTE 13).

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

         SFX Broadcasting, Inc. (the "Company"), a Delaware corporation, is one of the largest radio station groups in the United States. At December 31, 1997, the Company owned and operated, provided programming to or sold advertising on behalf of sixty-three FM stations and nineteen AM stations serving the following twenty-three markets: Dallas, Texas; Houston, Texas; Pittsburgh, Pennsylvania; Milwaukee, Wisconsin; San Diego, California; Providence, Rhode Island; Indianapolis, Indiana; Charlotte, North Carolina; Hartford, Connecticut; Greensboro, North Carolina.; Nashville, Tennessee; Raleigh-Durham, North Carolina; Jacksonville, Florida; Richmond, Virginia; Albany, New York; Greenville-Spartanburg, South Carolina; Tucson, Arizona; Springfield/Northampton, Massachusetts; Wichita, Kansas; Daytona Beach, Florida; New Haven, Connecticut; Jackson, Mississippi and Biloxi, Mississippi.

         In addition, in 1997, the Company, through the acquisitions of Delsener/Slater Enterprises, Ltd. ("Delsener/Slater"), a concert promotion company based in New York City, Sunshine Promotions, Inc., ("Sunshine Promotions"), an Indianapolis concert promotion company which owns the Deer Creek Music Theater and the Polaris Amphitheater and certain related companies, and certain companies which collectively own and operate the Meadows Music Theater, (the "Meadows"), a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut, became one of the largest live entertainment groups in the United States.

         As more fully described in Note 2, the Company has entered into an Agreement and Plan of Merger and intends to distribute to its shareholders its live entertainment business. Therefore, the live entertainment business has been classified as net assets to be distributed to shareholders and income from operations to be distributed to shareholders in the consolidated financial statements. The Company has also recently completed substantial additional acquisitions in the live entertainment business (see Note 14).


NOTE 2 - RECENT DEVELOPMENT; PENDING SPIN-OFF AND MERGER

         On August 24, 1997, the Company entered into an Agreement and Plan of Merger with SBI Holdings Corporation ("Buyer") and SBI Radio Acquisition Corporation pursuant to which the Company will become a wholly owned subsidiary of Buyer (the "Merger"). In the Merger, holders of the Company's Class A Common Stock will receive $75.00 per share, Class B Common Stock will receive $97.50 per share, and the 6 1/2% Series D Cumulative Convertible Exchangeable Preferred Stock will convert into the right to receive an amount equal to the product of (i) $75.00 and (ii) the number of shares of Class A Common Stock into which that share would convert immediately prior to the consummation of the Merger; in each case, subject to adjustment under certain circumstances. Pursuant to the merger agreement, the Company intends to spin-off (the "Spin-Off") its live entertainment business ("SFX Entertainment") pro-rata to its stockholders and the holders of certain warrants, options, and stock appreciation rights prior to the effective time of the Merger.

         Upon the consummation of the Spin-Off and prior to the Merger, senior management of the Company will continue to serve in their present capacities with the Company while devoting such time as they deem reasonably necessary to conduct the operations of SFX Entertainment. Although SFX Entertainment has not yet entered into employment agreements with such members of senior management, it is anticipated that the members of existing management will become full-time employees of SFX Entertainment and that Mr. Sillerman will become Executive Chairman of SFX Entertainment upon consummation of the Merger.

         SFX Entertainment is required to repay to the Company all amounts paid in connection with its concert promotion acquisitions since the merger date and capital improvements and SFX Entertainment will assume all the liabilities and obligations related to such company's business. In February 1998, SFX Entertainment reimbursed the Company $25.3 million related to these obligations.

         At the time of the Spin-Off, management of the Company will make a good-faith allocation of the working capital between the Company and SFX Entertainment. Upon the consummation of the Merger, all net working capital of the Company, as determined in accordance with the merger agreement, will be paid to SFX Entertainment by the Company or any net negative working capital will be paid to the Company by SFX Entertainment. As of December 31, 1997, the Company estimates that the working capital to be received by the Company would have been approximately $3.0 million. Even if the Merger does not occur for any reason, the Company intends to consummate the Spin-Off.

         The consummation of the Spin-Off and/or the Merger is subject to certain conditions and the receipt of certain consents including, among other things, the approval of the Company's common stock voting together as a single class, the approval of each of the Class A Common Stock and Series D Preferred Stock, voting separately as a class, and the consents of the holders of the Series E Preferred Stock and certain of the Company's outstanding notes. In addition, the Merger is subject to the receipt of certain regulatory approvals. In February 1998, the Company received the consents of the holders of the Series E Preferred Stock and certain of the Company's outstanding notes.

         SFX Entertainment also will be responsible for any taxes of the Company resulting from the Spin-Off, including any income taxes to the extent that the income taxes result from gain on the distribution that exceeds the net operating losses of the Company and the SFX Entertainment available to offset gain resulting from the Spin-Off.

         The actual amount of the tax indemnification payment will be based largely on the excess of the value of SFX Entertainment's Common Stock on the date of the Spin-Off over the tax basis of that stock. If SFX Entertainment's Common Stock was valued at approximately $15 per share, management believes that no material indemnification payment would be required. Such indemnification obligation would be approximately $4.0 million at $16 per share and would increase by approximately $7.7 million for each $1.00 increase above the per share valuation of $16. If SFX Entertainment's Common Stock was valued at $22 1/2 per share, (the last sales price of the Class A Common Stock (trading on a when-issued basis) on the over the counter market on March 13,
1998), management estimates that SFX Entertainment would have been required to pay approximately $54.0 million pursuant to such indemnification obligation. SFX Entertainment expects that such indemnity payment will be due on or about June 15, 1998.

         The Company anticipates that the Merger will be consummated in the second quarter of 1998 and that the Spin-Off will occur prior thereto. There can be no assurance that the various approvals or consents will be given or that the conditions to consummating the Merger will be met or that the Spin-Off will occur as presently contemplated or at all.

         The operations of SFX Entertainment have been presented in the financial statements as operations to be distributed to shareholders pursuant to the Spin-Off. During the year ended December 31, 1997, revenue and income from operations for SFX Entertainment were $96,144,000 and $5,090,000, respectively. Included in operating expenses is $2,206,000 of allocated corporate expenses net of $1,794,000 of reimbursements from Triathlon (Note 9). Additional, interest expense relating to the debt to be distributed to the shareholders pursuant to the Spin-Off of $1,590,000 has been allocated to SFX Entertainment. The Company provides various administrative services to SFX Entertainment. It is the Company's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what SFX Entertainment would have occurred on a stand-alone basis.

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS

         Radio Broadcasting Acquisitions. In August 1997, the Company acquired two radio stations operating in Pittsburgh, Pennsylvania and two radio stations in Milwaukee, Wisconsin for $35.0 million (the "Hearst Acquisition").

         In August 1997, the Company exchanged one radio station in Pittsburgh, Pennsylvania, which the Company had recently acquired from Secret Communications Limited Partnership ("Secret Communications") (part of the Secret Communications Acquisition, as defined below ), and $20.0 million in cash for one radio station in Charlotte, North Carolina (the "Charlotte Exchange"). The Company operated the radio station in Charlotte, North Carolina pursuant to a local market agreement during July 1997.

         In July 1997, the Company acquired substantially all of the assets of four radio stations operating in Richmond, Virginia for approximately $46.5 million, including payments made to buy out minority equity interests which the Company had originally agreed to provide to certain of the sellers (the "Richmond Acquisition").

         In April 1997, the Company acquired substantially all of the assets of three radio stations in Indianapolis, Indiana and in June 1997 the Company acquired substantially all of the assets of four stations in Pittsburgh, Pennsylvania from Secret Communications for a total purchase price of $255.0 million (collectively, the "Secret Communications Acquisition").

         Also in April 1997, the Company sold one radio station operating in Little Rock, Arkansas (the "Little Rock Disposition") to Triathlon Broadcasting Company, a related party. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit by the Company since 1996. No gain or loss was recorded on the transaction as the radio station was recently acquired in connection with the MMR Merger, as defined below.

         In March 1997, the Company acquired two radio stations operating in Houston, Texas, for a purchase price of approximately $43.0 million, exclusive of certain additional contingent liabilities which may become payable (the "Texas Coast Acquisition"). The Texas Coast Acquisition increased the number of stations the Company owns in the Houston market to four.

         In March 1997, the Company exchanged one radio station operating in Washington, D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like-kind assets. The contract for the sale of the Myrtle Beach stations was in place prior to the merger with Multi-Market Radio, Inc. ("MMR"). No gain or loss was recognized on the Myrtle Beach stations that were recently acquired in the MMR Merger, as defined below.

         Cost of $871,000 related to the reformatting of the Dallas stations was included in depreciation, amortization, duopoly integration costs and acquisition related costs in 1997.

         In February 1997, the Company purchased WWYZ-FM, operating in Hartford, Connecticut, for a purchase price of $25.9 million (the "Hartford Acquisition"). The Hartford Acquisition increased the number of stations the Company owns in the Hartford market to five.

         In January 1997, the Company purchased one radio station operating in Albany, New York, for $1.0 million (the "Albany Acquisition").

         In December 1996, the Company acquired substantially all of the assets of WHSL-FM, operating in Greensboro, North Carolina, for a purchase price of $6.0 million (the "Greensboro Acquisition") and exchanged radio station KRLD-AM, Dallas, Texas, and the Texas State Networks for radio station KKRW-FM, Houston, Texas (the "Houston Exchange"). The Houston Exchange was structured as a substantially tax free exchange of like kind assets. No gain or loss was recorded on the Houston Exchange as the book values of KRLD-AM and the Texas State Networks approximated the fair value of the assets of KKRW-FM.


         In November 1996, the Company consummated its merger with MMR (the "MMR Merger"), pursuant to which it acquired MMR in exchange for 1,631,450 shares of Class A Common Stock, 208,810 shares of Class B Common Stock and other equity securities with a total market value for all securities issued of approximately $71.5 million (Note 7). Concurrently with the consummation of the MMR Merger, the Company paid approximately $43.0 million to satisfy outstanding indebtedness of MMR. MMR was organized in 1992 by the Company's executive chairman and another officer and director of the Company. The Company's executive chairman owned a substantial equity interest in MMR which was exchanged for Class B Common Stock of the Company upon the consummation of the MMR Merger. MMR owned and operated, provided programming to or sold advertising on behalf of thirteen FM stations and one AM station located in eight markets: New Haven, Connecticut; Hartford, Connecticut; Springfield/Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little Rock, Arkansas. Prior to the MMR Merger, MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas (the "MMR Dispositions"). The MMR Dispositions, which were completed in 1997 as described above, are classified as assets under contract for sale in the accompanying balance sheet at December 31, 1996. The Company also terminated a Joint Sales Agreement ("JSA") with one station operating in Augusta, Georgia and its Local Marketing Agreement ("LMA") with one station operating in Myrtle Beach, South Carolina in December 1996.

         In October 1996, the Company sold radio station KTCK-AM, Dallas, Texas for approximately $13.4 million, net of certain sale expenses (the "Dallas Disposition"). The Company acquired the assets of KTCK-AM in Dallas, Texas (the "Dallas Acquisition") in September 1995 from a third party for $8,633,000 in cash (including $133,000 in transaction costs) and $2,000,000 of 6% current coupon Series C Redeemable Preferred Stock (Note 6). The purchase agreement contains a provision for a contingent payment not to exceed $7,500,000 payable in 1998 if the Company's Dallas properties achieve certain ratings and financial goals. In 1996, the Company recorded a loss of $1.9 million on the Dallas Disposition, based on its estimate of the ultimate resolution of the contingency. During 1997, the Company paid $3,000,000 to the Seller in connection with this provision, leaving a remaining accrual at December 31, 1997 of approximately $300,000, and it is unable to reasonably estimate future amounts due, if any. The Company had provided programming to KTCK-AM pursuant to an LMA since March 1, 1995.

         In July 1996, the Company acquired Liberty Broadcasting, Inc. ("Liberty Broadcasting") for a purchase price of approximately $239.7 million, including $10.4 million for working capital (the "Liberty Acquisition"). Liberty Broadcasting was a privately-held radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of fourteen FM and six AM radio stations (the "Liberty Stations") located in six markets: Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia.

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


         In July 1996, the Company acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi for a purchase price of approximately $3.2 million. In addition, in August 1996, the Company acquired substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson, Mississippi, for approximately $3.5 million (collectively, the "Jackson Acquisitions").

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

         In April 1995, the Company acquired all of the outstanding stock of Parker Broadcasting Company ("Parker"), the owner and licensee of radio station KYXY-FM in San Diego, California (the "San Diego Acquisition"), for approximately $17,424,000 (including transaction costs of $831,000 of which $175,000 was paid to Sillerman Communications Management Company ("SCMC") for providing or paying for legal services necessary in negotiating and documenting the transaction), including a $650,000 three year covenant not to compete with the former owners. In addition, costs of $1,380,000 related to the integration of KYXY-FM and reformatting of its duopoly partner, KPLN-FM, were included in depreciation, amortization, duopoly integration costs and acquisition related costs in 1995. The Company had provided programming to and sold advertising on behalf of KYXY-FM pursuant to an LMA since January 18, 1995.

         For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method, with the aggregate purchase price allocated to the tangible and identifiable intangible assets based upon current estimated fair market values. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and subject to final adjustment. The assets and liabilities of these acquisitions and the results of their operations for the period from the date of acquisition have been included in the accompanying consolidated financial statements. The following unaudited pro forma summary presents the consolidated results of operations, excluding operations to be distributed to shareholders, for the years ended December 31, 1997, 1996 and 1995 as if the acquisitions for any given year and the subsequent year had occurred at the beginning of such year after giving effect to certain adjustments, including amortization of goodwill and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                                              PRO FORMA
                                                                       YEAR ENDED DECEMBER 31
                                                                 IN THOUSANDS EXCEPT PER SHARE DATA
                                                                             (UNAUDITED)

                                                             1997                  1996                 1995
                                                             ----                  ----                 ----
Net revenues                                               $309,049            $  276,075             $189,595
                                                      ==================    ==================    =================

Loss before extraordinary item                             $(23,436)           $  (49,285)            $(16,978)
                                                      ==================    ==================    =================


Net loss                                                   $(23,436)           $  (64,504)            $(32,197)
                                                      ==================    ==================    =================


Net loss applicable to common stock                        $(61,560)           $ (102,628)            $(42,153)
                                                      ==================    ==================    =================


Net loss per common share                                  $  (6.68)           $   (11.24)            $  (4.62)
                                                      ==================    ==================    =================

Weighted average common shares outstanding                9,213,945             9,128,284            9,128,284
                                                      ==================    ==================    =================

Pending Radio Broadcasting Transactions.


         Pursuant to separate agreements, the Company has agreed to: (i) exchange four radio stations owned by the Company and located on Long Island, New York, for $11 million cash and two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, (the "Chancellor Exchange"); (ii) acquire three radio stations operating in Nashville, Tennessee, where the Company currently owns two radio stations, for $35 million (the "Nashville Acquisition"); and (iii) sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for $66.0 million in cash (the "Jackson and Biloxi Disposition"). The assets related to the Jackson and Biloxi Deposition are classified as assets under contract for sale in the accompanying balance sheet as of December 31, 1997. The Chancellor Exchange and the Nashville Acquisition are collectively referred to as the "Pending Acquisition." The Jackson and Biloxi Disposition is referred to herein as the "Pending Disposition." The U.S. Department of Justice, Antitrust Division (the "DOJ") has brought suit alleging that the Chancellor Exchange is likely to reduce competition. The complaint requests permanent injunctive relief preventing the consummation of the acquisition of the Long Island stations by Chancellor Media Corporation ("Chancellor"). The Company, Chancellor, an affiliate of Buyer, and DOJ are currently involved in settlement discussions. If successfully concluded, these settlement discussions will resolve all competitive issues raised by DOJ and will terminate all investigations or litigation by DOJ with respect to the Company, the Merger, the Pending Acquisitions and the Pending Disposition. The Company cannot, however, be certain that the settlement discussions will be successful. If the Company fails to reach an acceptable settlement agreement with DOJ, the Company intends to defend the suit vigorously. At December 31, 1997, the Company had capitalized $1.7 million of costs related to the acquisition of the Jacksonville radio stations. In the event the Chancellor Exchange does not take place the Company will be required to write-off such costs.

         The aggregate proceeds to be received from these transactions, net of acquisitions, is approximately $42 million. The Company has deposited $2.0 million in escrow to secure its obligations under these agreements. The Company expects to record a pre-tax gain of approximately $20.0 million on the Jackson and Biloxi Disposition. The Company does not expect to record a gain or loss on the other transactions as the assets were recently acquired.

         Concert Promotion Acquisitions. During 1997, the Company also acquired the following concert promotion companies, which are expected to be contributed to SFX Entertainment at the Spin-Off date.

         In January 1997, the Company purchased Delsener/Slater for an aggregate consideration of approximately $26.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years, and $1.0 million to be paid, without interest, over ten years (the "Delsener/Slater Acquisition"). The deferred payments are subject to acceleration in certain circumstances.

         In March 1997, Delsener/Slater consummated the acquisition of certain companies which collectively own and operate the Meadows (the "Meadows Acquisition") for $900,000 in cash, 250,838 shares of SFX Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt.

         SFX Entertainment may assume the obligation to exercise an option held by the Company to repurchase 250,838 shares of the Company's Class A Common Stock for an aggregate purchase price of $8.3 million (the "Meadows Repurchase"). This option was granted in connection with the acquisition of the Meadows Music Theater. If the option were exercised by the Company, the exercise would result in a reduction of working capital in connection with the Spin-Off by approximately $8.3 million. If the option were not exercised, working capital would decrease by approximately $10.5 million.

         Also in March 1997, the Company, in partnership with Pavilion Partners, entered into an a twenty-two year lease to operate the PNC Bank Arts Center, a 10,800 seat complex located in Holmdel, New Jersey. The lease also granted Pavilion Partners the right to expand the capacity to 17,500 prior to the 1998 season.

         In June 1997, the Company acquired Sunshine Promotions for $53.9 million in cash at closing, $2.0 million in cash payable over 5 years, 62,792 shares of Class A Common Stock issued and issuable over a two year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt. The assets to be acquired include Deer Creek Music Center, a 21,000 seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000 seat complex located in Columbus, Ohio and a 99 year lease to operate Murat Centre, a 2,700 seat theater and 2,200 seat ballroom, located in Indianapolis, Indiana.

         For financial statement purposes, all of the concert acquisitions described above were accounted for using the purchase method, with the aggregate purchase price allocated to the tangible and identifiable intangible assets based upon current estimated fair market values. The concert acquisitions are based on preliminary estimates of the fair value of the net assets acquired and subject to final adjustment. The assets and liabilities of these acquisitions and the results of their operations for the period from the date of acquisition have been included as net assets and income from operations to be distributed to shareholders in the accompanying consolidated financial statements.

NOTE 4 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets a follows:


Buildings and improvements                                7-20 years

Broadcasting equipment and other                          5-7 years



         Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets. Amortization of assets recorded under capital leases is included in depreciation expense.

 Amortization of Intangible Assets

         Broadcast licenses and goodwill are amortized using the straight-line method over 40 years. Other intangible assets are being amortized using the straight-line method over their estimated remaining useful lives from 1 to 10 years. Debt issuance costs and discounts are being amortized by the straight-line method, which closely approximates the interest method, over the life of the respective debt. Concert promotion goodwill was amortized using the straight-line method over 15 years.

         In 1996 the Company adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets". Under FAS No. 121, the carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates the intangible assets will not be recoverable as determined based on the undiscounted cash flows of the Company over the remaining amortization period, the Company's carrying value of the intangible assets will be reduced to their estimated fair values, if lower than the carrying value. The impact of this adoption had no effect on the consolidated financial statements.

Payable to Former National Sales Representative

         The Company is obligated to pay $23 million to a national advertising representative company in 1998 in connection with switching its affiliations. The amount is classified in the current liabilities section of the consolidated balance sheets at December 31, 1997.

Revenue Recognition

         The Company's primary source of revenue is the sale of airtime to advertisers. Revenue from the sale of airtime is recorded when the advertisements are broadcast.

Barter Transactions

         The Company barters unsold advertising time for products and services. Such transactions are recorded at the estimated fair value of the products or services received or used. Barter revenue is recorded when commercials are broadcast and related expenses are recorded when the product or service is received or used. For the years ended December 31, 1997, 1996 and 1995, the Company recorded barter revenue of $11,995,000, $8,029,000 and $4,961,000 respectively, and expenses of $11,281,000, $7,476,000 and $4,811,000 respectively.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Local Marketing Agreements / Joint Sales Agreements

         From time to time, the Company enters into LMAs and JSAs with respect to radio stations owned by third parties including radio stations which it intends to acquire. Terms of the agreements generally require the Company to pay a monthly fee in exchange for the right to provide station programming and sell related advertising time in the case of an LMA or sell advertising in the case of a JSA. The agreements terminate upon the acquisition of the stations. The fees are expensed as incurred. The Company classifies the LMA fees as interest expense to the extent interest is imputed based on the purchase price of the broadcast property. The Company accounts for payments received pursuant to LMAs of owned stations as net revenue to the extent that the payment received represents a reimbursement of the Company's ownership costs.

Advertising Costs

         Advertising costs are expensed as incurred and approximated $9,789,000, $5,068,000 and $3,336,000 in 1997, 1996 and 1995, respectively.

Per Share Data

         Effective December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings per Share" ("FAS 128"), which established simplified standards for computing and presenting earnings per share information. The adoption of FAS 128 did not have any effect on the Company's financial statements.

         Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities and stock options only in the periods presented in which such effect would have been dilutive. Such effect was not dilutive in any of the periods presented herein.

Concentration of Credit Risk

         The Company's revenue and accounts receivable primarily relate to the sale of advertising within the radio stations' broadcast areas. Credit is extended based on an evaluation of a customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Reclassification

         Certain amounts in 1995 and 1996 have been reclassified to conform to the 1997 presentation.

NOTE 5 -- DEBT AND SUBORDINATED NOTES

Debt consists of the following at December 31, 1997 and 1996 (in thousands):

                                                             1997                 1996
                                                             ----                 ----
Senior subordinated notes                                 $ 450,566            $ 450,566
Senior credit facility                                      313,000               30,000
Other                                                           909                  540
                                                      ------------------     -----------------

                                                            764,475              481,106
Less: current portion                                          (509)                (231)
                                                      ------------------     -----------------

                                                          $ 763,966            $ 480,875
                                                      ==================     =================



         The aggregate contractual maturities of long-term debt for the years ending December 31 are as follows: 1998--$509,000; 1999--$200,000;
2000--$766,000 2001--$57,000,000; 2002--$72,000,000; thereafter--$634,000,000.

         Included in 1997 interest expense is $431,000 and $300,000 related to LMA fees associated with the Charlotte and Nashville Acquisitions, respectively. Interest expense in 1996 included $385,000,

$333,600 and $538,000 related to the LMA fees associated with the Greenville, Charlotte and Jackson Acquisitions, respectively. Interest expense in 1995 included $2,542,000 and $323,000 related to the LMA fees associated with the Charlotte and Dallas Acquisitions, respectively.

         In May 1996, the Company completed the placement of $450.0 million in aggregate principal amount of its 10.75% Senior Subordinated Notes due 2006 (the "Note Offering"). Interest is payable semi-annually on May 15 and November
15. The notes are unsecured obligations of the Company and are subordinate to all senior debt of the Company. The Company incurred issuance costs totaling $15.3 million related to the Note Offering which were recorded as deferred financing costs. In addition to the Note Offering, the Company sold in a private placement 2,990,000 shares of Series D Preferred Stock aggregating $149.5 million in liquidation preference (the "Preferred Stock Offering").

         Concurrently with the closings of the Note Offering and the Preferred Stock Offering, the Company completed a tender offer (the "Tender Offer") and related consent solicitation with respect to its 11.375% Senior Subordinated Notes due 2000 (the "Old Notes"). SFX repurchased approximately $79.4 million in principal amount of the $80.0 million in principal amount of the Old Notes outstanding in the Tender Offer. The Company also entered into a supplemental indenture amending the terms of the indenture pursuant to which the remaining Old Notes were issued.

         In March 1995, the Company entered into a $50.0 million senior credit facility (the "Old Credit Facility") pursuant to which the Company made borrowings to finance the Charlotte Acquisition and certain working capital needs. On May 31, 1996 all amounts outstanding under the Old Credit Facility were repaid with a portion of the proceeds of the Note Offering and the Preferred Stock Offering.

         In connection with the repurchase of the Old Notes and the repayment of the Old Credit Facility, the Company recorded an extraordinary loss on debt retirement of approximately $15.2 million to reflect the cost of prepayment premiums and the write-off of debt issuance costs.

         On November 22, 1996, the Company entered into a new credit facility, as amended (the "New Credit Agreement"), a senior revolving credit facility providing for borrowings of up to $400 million. Borrowings under the New Credit Agreement may be used to finance permitted acquisitions, for working capital and general corporate purposes, and for letters of credit up to $20.0 million. The credit facility will be reduced by $18 million on a quarterly basis commencing March 31, 2000 to December 31, 2004 and two final payments of $20 million will be paid on March 31, 2005 and June 30, 2005. Interest on the funds borrowed under the New Credit Agreement is based on a floating rate selected by the Company of either (i) the higher of (a) the Bank of New York's prime rate and (b) the federal funds rate plus 0.5%, plus a margin which varies from 0.25% to 1.5%, based on the Company's then-current leverage ratio, or (ii) the LIBOR rate plus a margin which varies from 1.875% to 2.75%, based on the Company's then-current leverage ratio. The Company must prepay certain outstanding borrowings in advance of their scheduled due dates in certain circumstances, including but not limited to achieving certain cash flow levels or receiving certain proceeds from asset disposition as defined. The Company must also pay annual commitment fees of 0.5% of the unutilized total commitments under the New Credit Agreement. The Company's obligations under the New Credit Agreement are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable, and are guaranteed by the Company's subsidiaries. At December 31, 1997, the weighted average interest rate was 8.19%.

         The New Credit Agreement and the indentures related to the Company's subordinated notes contain covenants that impose certain restrictions on the Company, such as total leverage, pro forma debt service and pro forma interest expense ratios.

         The fair value of the Company's senior subordinated notes was $493,313,000 at December 31, 1997 based upon the quoted market price. The book value of the Company's senior credit facility and other debt approximates fair value, which was estimated using discounted cash flow analysis based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

NOTE 6 -- REDEEMABLE PREFERRED STOCK

Preferred stock consists of the following at December 31, 1997 and 1996 (dollars in thousands):

                                                                                1997                  1996
                                                                                ----                  ----
Preferred Stock of the Company, $.01 par value, 10,012,000
shares authorized:

Series B Redeemable, 0 and 1,000 shares issued and outstanding in
1997 and 1996, respectively.                                               $     --                   $917

Series C Redeemable, 2,000 shares issued and outstanding
in 1997 and 1996, includes accreted dividends of $197 in 1997
and $108  in 1996                                                             1,725                  1,636

Series D Cumulative Convertible Exchangeable Preferred Stock,
2,990,000 shares issued and outstanding, includes accreted issuance
costs of $878 in 1997                                                       144,324                143,446

Series E Cumulative Exchangeable Preferred Stock, 2,250,000 shares issued and outstanding, net of issuance costs, includes accreted
issuance costs of $951 in 1997                                              215,947                     --
                                                                        ----------------       --------------
                                                                         $  361,996             $  145,999
                                                                        ================      ===============

         The Series B Redeemable Preferred Stock which was non-voting and not entitled to receive dividends was redeemed in October 1997 at the liquidation value of $1,000 per share.

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

         The shares of Series D Cumulative Convertible Exchangeable Preferred Stock (the "Series D Preferred Stock") receive cumulative dividends equal to 6 1/2% per annum ($0.8125 per share) which are paid by the Company on a quarterly basis. The shares of Series D Preferred Stock are redeemable at the option of the Company on or after June 1, 1999, in whole or in part, at redemption prices ranging from 104.5% in 1999 to 100.0% in 2006, plus accrued and unpaid dividends to the redemption date. The Series D Preferred Stock is not subject to any scheduled mandatory redemption prior to its maturity. The Series D Preferred Stock will mature on May 31, 2007.

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

         The shares of Series E Cumulative Exchangeable Preferred Stock (the "Series E Preferred Stock") receive cumulative dividends equal to the rate of 12 5/8% per annum which are paid by the Company on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, through January 15, 2002, in cash or additional shares of Series E Preferred Stock. Subject to certain conditions, the shares of the Series E Preferred Stock are exchangeable in whole or in part on a pro rata basis, at the option of the Company, on any dividend payment date, for the Company's 12 5/8% Senior Subordinated Exchangeable Debentures due 2006. The Company is required, subject to certain conditions, to redeem all of the Series E Preferred Stock outstanding on October 31, 2006. The semi-annual dividend payable on January 15, 1998 was paid in additional shares of preferred stock.

NOTE 7 -- SHAREHOLDERS' EQUITY

Common Stock

         The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by stockholders, except (i) for the election of directors, (ii) with respect to any "going private" transaction between the Company and its Chairman, or any of his affiliates, and (iii) as otherwise provided by law. The holders of Class A and Class B Common Stock share ratably in all dividends and other distributions. As of December 31, 1997, 1,047,937 shares of Class A Common Stock, authorized but unissued, are reserved for conversion of the Class B Common Stock. Shares of the Company's Class B Common Stock convert on a share per share basis into the same number of Class A Common Stock under certain circumstances.

         In December 1995, 16,784 shares of non-voting Class C Common Stock were repurchased and retired by the Company for $459,000. In May 1996, 26,318 shares of Class A Common Stock and 143,874 shares of Class B Common Stock were repurchased from the Company's former President. In July 1997, the Company repurchased 3,667 shares of Class A Common for $111,000. In addition, in September 1997, the Company repurchased 460 shares of Class A Common Stock for $19,000.

         In July 1995, the Company completed an offering of 1,725,000 shares of its Class A Common Stock for $24.50 per share. The net proceeds of the offering were $39,166,000 after underwriting discounts, commissions and other costs of the offering. The net proceeds were utilized to repay senior indebtedness of $21,500,000 and to fund the Dallas Acquisition and a portion of the Charlotte Acquisition.

SECURITIES ISSUED IN MMR MERGER

         The following MMR warrants and options issued and outstanding at the date of the merger were assumed by the Company and are now convertible into SFX shares:

                                                              MMR                                    SFX
                                           # OF MMR         EXERCISE          # OF SFX             EXERCISE
SECURITIES                                  SHARES            PRICE           SECURITIES             PRICE
----------                                 --------         --------          ----------           --------
Underwriters Warrants exercisable
through July 22, 1998                      125,000           $9.10              37,288              $30.51


Class B Warrants exercisable
through March 22, 1999                     749,460           11.50             217,162              $38.55

Unit Purchase Options exercisable
through March 22, 1999 (entitle
the holder to purchase one share
of MMR Common Stock, one MMR Class
A Warrant and one MMR Class B
Warrant)                                   160,000        $7.75-$11.50          47,728           $25.98-$38.55

Stock options exercisable at various
dates through November 22, 2006            305,000        $5.00-$10.50          90,982           $16.76-$35.20

Warrants issued to Huff Alternative
Income Fund, L.P. exercisable through
March 31, 2005                             728,000           $7.75             223,564              $25.98

Sillerman Options                           10,000           $2.50               2,983               $8.38

         The former MMR warrants and options are exercisable for that number of shares of the Company's Class A Common Stock equal to the product of the number of MMR shares covered by the security times 0.2983 and the per share exercise price for the share of the Company's Class A Common Stock issuable upon the exercise of each warrant and option is equal the quotient determined by dividing the exercise price per share of the MMR shares specified for such security by 0.2983.

         During 1997, certain holders of the former MMR securities exercised 95,874, 215,344, 153,445, and 142,001 of Underwriters Warrants, Class B Warrants, Unit Purchase Options and Stock Options, respectively, of the securities described above. The warrants issued to the Huff Alternative Income Fund, L.P. were excercised through election of cashless exercise provisions whereby the Company issued 165,023 shares of the Company's Class A Common Stock.


STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations in accounting for its employee stock options, as opposed to the fair value accounting provided for under FAS Statement No. 123, "Accounting for Stock-Based Compensation"

         Under stock option plans adopted annually since 1993, stock options to acquire Class A Common Stock have been granted to certain officers, key employees and other key individuals who perform services for the Company. Options granted under these plans are generally granted at option prices equal to the fair market value of the Class A Common Stock on the date of grant. As such, under APB25, no expense is recorded in the statement of operations. Terms of the options, determined by the Company, provided that the maximum term of each option shall not exceed ten years and the options become fully exercisable within five years of continued employment with the exception of certain options granted to executives which were fully vested upon issuance.

         In connection with the Merger, the Board has approved that all outstanding options will vest immediately upon the date of such Merger.

         At December 31, 1997, options outstanding had an average exercise price of $22.04 and expiration dates ranging from December 1, 2003 to April 15, 2007. The table below does not include the MMR options described above.


                                                     1997                  1996                  1995
                                                     ----                  ----                  ----
Options outstanding at beginning of year            910,000               748,000               500,000

Option price                                     $13.00-$33.75         $13.00-$21.25         $13.00-$13.50

Options granted                                     420,000               349,000               248,000

Option price                                        $28.00             $27.25-$33.75            $21.25

Options exercised                                   726,050                 --                     --

Option price                                     $13.00-$33.75              --                     --

Options repurchased                                   --                  187,000                  --

Option price                                          --               $13.00-$21.25               --

Options expired or canceled                           --                    --                     --

Options outstanding at end of year                  603,950               910,000               748,000

Option price                                     $13.00-$28.75         $13.00-$33.75         $13.00-$21.25

Options exercisable at end of year                  439,750               461,200               153,000

         Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.99%, 6.43% and 5.58% for 1997, 1996 and 1995, respectively; no dividend yield for 1997, 1996 and 1995; volatility factor of the expected market price of the Company's common stock of 0.784 for 1997 and 0.372 for 1996 and 1995; and a weighted-average expected life of the option of 5 years for 1997 and 7 years for 1996 and 1995.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the impact on the pro forma results of operations in 1997, 1996 and 1995 may not be representative of the impact in future periods should additional options be granted. The Company's pro forma information follows (in thousands except for loss per share information):


                                                            1997                  1996                    1995
                                                            ----                  ----                    ----
Pro forma net loss applicable to common
stockholders                                             $ (64,374)            $ (59,792)              $ (4,899)

Pro forma loss per common share                          $   (6.76)            $   (7.91)              $  (0.74)



NOTE 8 -- INCOME TAXES

         The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 is summarized in thousands as follows:


                                                          1997                   1996                   1995
                                                          ----                   ----                   ----
Current

     Federal                                          $   --                 $     --                 $   --
     State                                               990                    1,190                     --
                                                   ------------------     ------------------     ------------------

                                                         990                    1,190                     --
                                                   ------------------     ------------------     ------------------

Deferred

     Federal                                              --                       --                     --
     State                                              (180)                    (710)                    --
                                                   ------------------     ------------------     ------------------

                                                        (180)                    (710)                    --
                                                   ------------------     ------------------     ------------------

                                                      $  810                 $    480                 $   --
                                                   ==================     ==================     ==================




         The Company files a consolidated tax return for federal income tax purposes. As a result of current losses, no federal tax provision was recorded for the year ended December 31, 1997 and 1996. The current income tax expense recorded during 1997 and 1996 is a result of current state and local income taxes in certain states where subsidiaries file separate tax returns. Deferred state tax benefit was recognized in 1997 and 1996 attributable to the disposition of stations acquired in transactions in which associated deferred tax liabilities were recorded in purchase accounting. As a result of current losses and the deferred benefit associated with the losses, no current or deferred expense or benefit was recorded for the year ended December 31, 1995.

         At December 31, 1997, the Company had total net operating loss carryforwards of approximately

$69,000,000 that will expire from 2003 through 2012, including net operating losses of acquired subsidiaries. Due to ownership changes related to the acquisition of subsidiaries, the utilization of approximately $15,300,000 of such losses is subject to various limitations. The future use of remaining net operating loss carryforwards may be impacted and subject to additional limitations as a result of the Merger.


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                             1997                    1996
                                                                             ----                    ----
DEFERRED TAX ASSETS:
Accounts receivable                                                        $   860                $   563
Net operating loss carryforwards                                            23,965                 12,044
Management service contract                                                  2,356                  2,128
Other reserves                                                                 113                    646
National sales representative contract settlement                            8,740                     --
Accrued bonuses and other compensation                                       1,563                    997
                                                                      ------------------     ---------------------

Total deferred tax assets                                                   37,597                 16,378
Valuation allowance                                                        (21,876)                (5,623)
                                                                      ------------------     ---------------------

  Net deferred tax assets                                                   15,721                 10,755

DEFERRED TAX LIABILITIES:

Property, plant and equipment                                                 (684)                  (372)
Intangible assets                                                         (117,718)              (101,658)
Other                                                                           --                    (77)
                                                                      ------------------     ---------------------

 Total deferred tax liabilities                                           (118,402)              (102,107)
                                                                      ------------------     ---------------------

  Net deferred tax liabilities                                         $  (102,681)            $  (91,352)
                                                                      ==================     =====================

         The acquisition of radio station WWYZ resulted in the recognition of deferred tax liabilities of approximately $10 million under the purchase method of accounting. The amounts were based upon the excess of the financial statement basis over the tax basis in assets, primarily intangibles.

         The 1997, 1996 and 1995 effective tax rate varied from the statutory Federal income tax rate as follows (in thousands):

                                                          1997             1996               1995
                                                          ----             ----               ----
Income taxes at the statutory rate                     $  (8,488)       $ (16,924)        $ (1,495)
Effect of non-recurring and unusual charges                6,781            6,875               --
Valuation allowance                                       13,977            9,859            1,434
Effect of nondeductible amortization of intangibles          295              264              198
Nonqualified stock options                               (12,380)              --               --
State and local income taxes (net of Federal benefit)        535              317             (145)
Other                                                         90               89                8
                                                      -----------------------------------------------
  Total                                                $     810        $     480         $     --
                                                      ===============================================

NOTE 9 -- RELATED PARTY TRANSACTIONS

         Prior to April 1996, SCMC, where Robert F.X. Sillerman, the Company's Executive Chairman, serves as Chairman of the Board of Directors and Chief Executive Officer, had been engaged by the Company from time to time for advisory services with respect to specific transactions. In April 1996, the Company and SCMC entered into the SCMC Termination Agreement, pursuant to which SCMC assigned to the Company its rights to provide services to, and receive fees payable by each of, MMR and Triathlon in respect of such consulting and marketing services to be performed on behalf of such companies, except for fees related to certain transactions pending at the date of such agreement. In addition, the Company and SCMC terminated the arrangement pursuant to which SCMC performed financial consulting services for the Company. Upon consummation of the MMR Merger, SCMC's agreement with MMR was terminated. Prior to consummation of the MMR Merger, MMR paid an annual fee of $500,000 to SCMC and Triathlon paid SCMC an annual fee of $300,000 (which increased to $500,000 effective January 1, 1997). In addition, Triathlon has agreed to advance to SCMC an amount of $500,000 per year in connection with transaction-related services to be rendered by SCMC. However, if the agreement between SCMC and Triathlon is terminated or if an unaffiliated person acquires a majority of the capital stock of Triathlon the unearned fees must be repaid. Pursuant to the SCMC Termination Agreement, the Company has agreed to continue to provide consulting and marketing services to Triathlon until the expiration of their agreement on June 1, 2005, and not to perform any consulting or investment banking services for any person or entity other than Triathlon in the radio broadcasting industry or in any business which uses technology for the audio transmission of information or entertainment. In consideration of the foregoing agreements, the Company issued to SCMC warrants to purchase up to 600,000 shares of Class A Common Stock at an exercise price, subject to adjustment, of $33.75 (the market price at the time the financial consulting arrangement was terminated). The Company also forgave a $2.0 million loan made by the Company to SCMC, plus accrued and unpaid interest thereon. Pursuant to such agreement, the Chairman has agreed with the Company that he will supervise, subject to the direction of the Board of Directors, the performance of the financial consulting and other services previously performed by SCMC for the Company. During 1996, the Company received fees of $292,000 from MMR and $511,000 from Triathlon. During 1997, the Company received fees of $1,794,000 from Triathlon. In connection with this agreement, the Company had a $44,000 receivable from Triathlon at December 31, 1997. Pursuant to the Merger, the Company will transfer the Triathlon consulting contract to SFX Entertainment. Triathlon has previously announced that it is exploring ways of maximizing stockholder value, including possible sale to a third party. If Triathlon were acquired by a third party, the agreement might not continue for the remainder of its term.

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

         No pending transactions ,as described in Note 3, predate the SCMC Termination Agreement, and therefore no fees are payable to SCMC.

         Prior to June 1996, the Company held a non-recourse note receivable from the Company's former President in the amount of $2,000,000 which was secured by 133,333 shares of Class B Common Stock. The note bore interest at 6% per annum. Interest income of $60,000 and $120,000 was accrued in 1996 and 1995 on the loan, respectively. The loan and interest accrued were forgiven in June 1996 pursuant to an agreement with the former President and are included in non-recurring and unusual charges.

         In January 1995, the Company paid a $1,000,000 fee to SCMC in connection with the transfer of shares of the Company's Class C Common Stock.

         During the last quarter of 1996, the Company consolidated all of its corporate office functions in New York. Prior to such time, the Company had an agreement with the Chairman related to the maintenance of the Company's New York Office whereby the Company reimbursed SCMC for certain office expenses and salaries for certain employees of SCMC who provided services on behalf of the Company. In addition certain of the Company's employees performed certain services for other entities affiliated with SCMC. In connection with SCMC Termination Agreement and the consolidation of the Company's Corporate Office in New York, SCMC employees who provided services on behalf of the Company became employees of the Company. Total reimbursements paid to SCMC for office expenses and salaries totaled approximately $1,082,000 and $530,000 for the years ended December 31, 1996 and 1995. The reimbursements paid to SCMC in 1996 included $292,000 and $261,000 of fees paid by MMR and Triathlon, respectively, directly to SCMC following the effective date of the SCMC Termination Agreement. The timing of these payments during the year were such that the Company had advanced amounts to SCMC of up to $230,000 during the period. As of December 31, 1996 and 1997, there are no amounts due to or from SCMC.

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

         The Company's Executive Vice President, General Counsel and Director is Of Counsel to the law firm of Baker & McKenzie. Baker & McKenzie serves as counsel to the Company in certain matters. Baker & McKenzie compensates the executive based, in part, on the fees it receives from providing legal services to the Company and other clients originated by the executive. The Company paid Baker & McKenzie $6,813,000, $4,886,000 and $793,000 for legal services during 1997, 1996 and 1995, respectively. During February 1998, the Company was reimbursed by SFX Entertainment for approximately $2,948,000 of legal fees related to concert acquisitions and the Spin-Off. As of December 31, 1997 and 1996, the Company accrued Baker & Mckenzie legal fees of approximately $4,782,000 and $1,550,000, respectively.

NOTE 10 -- NON-RECURRING AND UNUSUAL CHARGES, INCLUDING ADJUSTMENTS TO BROADCAST RIGHTS AGREEMENT

         The Company recorded non-recurring and unusual charges related to the Merger of SFX Broadcasting and the Spin-Off of SFX Entertainment of $20,174,000 in 1997 which consisted primarily of (i) $12,140,000 related to bonuses paid to officers of the Company (ii) a write-off of a $2,500,000 loan made to the Company's Executive Chairman (iii) $1,713,000 relating to an increase in value of certain Stock Appreciation Rights and (iv) $3,821,000 of other expenses, primarily legal, accounting and regulatory fees.

         The Company recorded non-recurring and unusual charges of $28,994,000 in 1996 which consisted primarily of payments in excess of the fair value of stock repurchased totaling $12,461,000 to the company's former President and the reserve by the Company of $2,330,000 relating to the loan and accrued interest to the Company's former President, $5,586,000 related to the SCMC Termination Agreement (Note 9), $4,575,000 for the repurchase of options and rights to receive options held by the Chief Operating Officer, and a charge of $1,600,000 related to the termination of the Company's contractual four-year broadcast rights of Texas Rangers baseball and an adjustment in the value of the contract for the 1996 season. In 1995, the Company recorded a $5 million charge related to the write down in value of the Company's Texas Rangers Rangers broadcast rights.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

         The Company has entered into various operating leases, broadcast rights agreements and employment agreements. Total rent expense was $5,403,000, $2,903,000 and $1,506,000 for the years ending December 31, 1997, 1996 and
1995, respectively. The Company has entered into employment agreements with certain officers and other key employees. Expenses under the contracts approximated $19,748,000 for the year ended December 31, 1997. Future minimum payments in the aggregate for all noncancelable operating leases including broadcast rights agreements and employment agreements with initial terms of one year or more consist of the following at December 31, 1997 (in thousands):

                                     SFX Broadcasting, Inc.                SFX Entertainment, Inc.
                                     ----------------------                -----------------------
                                  Operating          Employment          Operating            Employment
                                    Leases           Agreements            Leases             Agreements
                                    ------           ----------            ------             ----------
1998                               $ 11,186           $ 18,090           $  3,366               $ 1,900
1999                                  7,232             12,394              3,823                 1,864
2000                                  6,373              5,638              1,648                 1,624
2001                                  4,084              2,133              1,666                 1,534
2002                                  2,913              1,471              1,678                   300
2003 and thereafter                   7,725              1,159             14,117                    --
                          --------------------  -------------------  -------------------  --------------
                                   $ 39,513           $ 40,885           $ 26,298               $ 7,222
                          ====================  ===================  ===================  ==============

         The future minimum payments pursuant to operating leases does not include the New York offices as these facilities will be transferred to SFX Entertainment.

         Future minimum payments in the aggregate for all noncancelable capital leases with initial terms of one year or more consist of the following at December 31, 1997 (in thousands):

                                                                        CAPITAL
                                                                         LEASES
                                                                        -------

1998                                                                    $  124
1999                                                                        86
2000                                                                        43
2001                                                                        14
2002 and thereafter                                                         --

                                                                 -----------------------
 Total minimum lease payments                                              267
 Less: amount representing interest                                        (40)
                                                                 -----------------------

 Present value of future minimum lease payments                            227
 Less: current portion                                                    (101)
                                                                 -----------------------




 Long-term capital lease obligations                                    $  126
                                                                 =======================


         The Company is the subject of various claims and litigation principally in the normal course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse impact on the consolidated financial statements. SFX Entertainment has committed to certain renovation and construction projects totaling $35.5 million.

NOTE 12 -- DEFINED CONTRIBUTION PLAN

         The Company sponsors a 401(k) defined contribution plan in which most of its employees were eligible to participate. The Plan presently provides for discretionary employer contributions. The Company made no contributions in 1997, 1996 or 1995.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                      1997          1996        1995
                                      ----          ----        ----
Cash paid during the year for:
  Interest                           $65,184       $30,898    $ 12,903
  Income taxes                       $ 1,059       $    81    $     --


Supplemental schedule of noncash investing and financing activities:

Issuance of equity securities, including deferred equity security issuance, and assumption of debt in connection with certain acquisitions
(Note 3)

Agreements to pay future cash consideration in connection with certain acquisitions (Note 3)

Exchange of radio stations (Note 3)

Issuance of warrants in connection with SCMC termination agreement (Note 9).

NOTE 14 -- SUBSEQUENT EVENTS

Radio Broadcasting. In January 1998, the Company sold one radio station operating in Richmond, Virginia (the "Richmond Disposition") for $4.3 million.

Concert Promotion Acquisitions and Financing. In February and March 1998, SFX Entertainment acquired the following live entertainment businesses which are expected to be contributed to SFX Entertainment upon the Spin-Off.

         PACE Entertainment Corporation ("PACE"), one of the largest diversified producers and promoters of live entertainment in the United States, having what SFX Entertainment believes to be the largest distribution network in the United States in each of its music, theater and specialized motor sports businesses (the "PACE Acquisition"), for total consideration of approximately $156,056,000. In connection with the PACE Acquisition, SFX Entertainment acquired 100% of Pavilion Partners, a partnership that owns interest in 10 venues ("Pavilion"), through the PACE Acquisition and directly from PACE's various partners for $90,627,000. The Company has guaranteed the performance of SFX Entertainment's obligation to PACE until PACE is issued the SFX Entertainment stock it is entitled to under the acquisition agreement.

         The Contemporary Group ("Contemporary"), a fully-integrated live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101,402,000.

         The Network Magazine Group ("Network Magazine"), a publisher of trade magazines for the radio broadcasting industry, and SJS Entertainment ("SJS"), an independent creator, producer and distributor of music-related radio programming, services and research which it exchanges with radio broadcasters for commercial air-time sold, in turn, to national network advertisers (the "Network Acquisition"), for total consideration of approximately $66,784,000.

         BG Presents ("BGP"), one of the oldest promoters of, and owner-operators of venues for, live entertainment in the United States, and a leading promoter in the San Francisco Bay area (the "BGP Acquisition"), for total consideration of approximately $80,327,000.

         Concert/Southern Promotions ("Concert/Southern"), a promoter of live music events in the Atlanta, Georgia metropolitan area (the "Concert/Southern Acquisition"), for total consideration of approximately $16,600,000.

         On February 11, 1998, SFX Entertainment completed the private placement of $350.0 million of 9 1/8% Senior Subordinated Notes (the "Notes") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year.

         On February 26, 1998, SFX Entertainment executed a Credit and Guarantee Agreement (the "Credit Agreement") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility. Borrowings under the Credit Agreement are secured by substantially all of the assets of SFX Entertainment , including a pledge of the outstanding stock of substantially all of its subsidiaries and guaranteed by all of SFX Entertainment 's subsidiaries. On February 27, 1998, SFX Entertainment borrowed $150.0 million under the Term Loan. Together with the proceeds from the Notes, the proceeds from the Term Loan were used to finance the 1998 acquisitions discussed above.

Consent Solicitation. To facilitate the Spin-Off, SFX Entertainment's 1998 acquisitions and its financing thereof, the Company sought and obtained consents from the holders of its Old Notes and the holders of its Senior Subordinate Notes due 2006 and the holders of its 12 5/8%
Series E Preferred Stock. In connection with these consents, the Company modified certain covenants. Management anticipates that the Company will be in compliance with these covenants in the foreseeable future. Fees and expenses of approximately $18.0 million were incurred by the Company in connection with the consent solicitations and were reimbursed by SFX Entertainment with the proceeds of the SFX Entertainment Notes.

Legal Proceedings

     On August 29, 1997, two lawsuits were commenced against SFX and its directors which allege that the consideration to be paid as a result of the Merger to the holders of SFX Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties.

     On March 16, 1998, all of the parties entered into a Memorandum of Understanding, pursuant to which they have reached an agreement providing for a settlement of the action (the "Settlement"). The Settlement provides for SFX to pay plaintiffs' counsel an aggregate of $950,000, including all fees and expenses as approved by the court. SFX anticipates that a significant portion of such payment will be funded by SFX's insurance. The Settlement is conditioned on the (a) consummation of the Merger, (b) completion of the confirmatory discovery and (iii) approval of the court.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)





                                                           Additions
                                                            Charged
                                      Balance at            to Costs
                                      Beginning               and                                                Balance at
Description                            of Year              Expenses         Deductions        Acquisitions         End of
-----------                           ----------            ---------        ----------        ------------       ----------
Allowance for doubtful accounts:

1995                                   $   661               $   658         $  519            $  122             $  922
1996                                      922                    922            528               304              1,620
1997                                    1,620                  2,331          3,164             1,477              2,264