Form 10-Q
period 1998-03-31
SFX BROADCASTING INC
filed 1998-05-05
CIK 908612

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

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

                         650 Madison Avenue, 16th Floor
                            New York, New York 10022
                    (Address of principal executive offices)

                                 (212) 838-3100
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 27, 1997, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 9,681,289 and 1,047,037, respectively.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1998

PART I     FINANCIAL INFORMATION                                                                                    Page
                                                                                                                    ----
Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 1998 (unaudited) and December 31, 1997........................     3

           Consolidated Statements of Operations for Three Months Ended
           March 31, 1998 and 1997 (unaudited)....................................................................     5

           Consolidated Statements of Cash Flows for Three Months Ended
           March 31, 1998 and 1997 (unaudited)....................................................................     6

           Consolidated Statements of Shareholders' Equity for Three Months Ended
           March 31, 1998 and 1997 (unaudited).....................................................................    7

           Notes to Consolidated Financial Statements (unaudited)..................................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................   12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................................   21

Item 2.    Changes in Securities and Use of Proceeds...............................................................   21

Item 4.    Submission of Matters to a Vote of Security Holders.....................................................   22

Item 6.    Exhibits and Reports on Form 8-K........................................................................   22

SIGNATURES.........................................................................................................   25

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                    MARCH 31,          DECEMBER 31,
                                                                                                      1998                1997
                                                                                                   -----------         -----------
                                                                                                   (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                        $    38,464         $    24,686
   Accounts receivable less allowance for doubtful accounts of $2,400 in 1998
     and $2,264 in 1997                                                                                  64,447              71,241
   Assets under contract for sale                                                                        38,268              42,883
   Prepaid and other current assets                                                                       3,791               3,109
   Receivable from SFX Entertainment                                                                    125,378              11,539
                                                                                                    -----------         -----------
Total current assets                                                                                    270,348             153,458

Property and equipment:
   Land                                                                                                   6,169               6,169
   Buildings and improvements                                                                            20,389              18,295
   Broadcasting equipment and other                                                                      68,714              67,821
                                                                                                    -----------         -----------
                                                                                                         95,272              92,285
Less accumulated depreciation and amortization                                                          (19,976)            (17,456)
                                                                                                    -----------         -----------
Net property and equipment                                                                               75,296              74,829

Intangible Assets:
   Broadcast licenses                                                                                   915,020             913,887
   Goodwill                                                                                             131,601             131,601
   Deferred financing costs                                                                              22,250              22,250
   Other                                                                                                  5,406               5,406
                                                                                                    -----------         -----------
                                                                                                      1,074,277           1,073,144
Less accumulated amortization                                                                           (46,898)            (39,580)
                                                                                                    -----------         -----------
Net intangible assets                                                                                 1,027,379           1,033,564

Net assets to be distributed to shareholders                                                             11,454             102,144

Deposits and other payments for pending acquisitions                                                      4,295               5,830

Other assets                                                                                              5,123               5,790
                                                                                                    -----------         -----------
TOTAL ASSETS                                                                                        $ 1,393,895         $ 1,375,615
                                                                                                    ===========         ===========

                            See accompanying notes.




                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                    MARCH 31,          DECEMBER 31,
                                                                                                      1998                1997
                                                                                                   -----------         -----------
                                                                                                   (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                $    14,624          $     8,665
   Accrued expenses                                                                                     11,966               19,246
   Payable to former national sales representative                                                      11,783               23,025
   Accrued interest and dividends                                                                       25,851               20,475
   Income tax payable                                                                                  121,472                 --
   Current portion of long-term debt                                                                       535                  509
   Current portion of capital lease obligations                                                             82                  101
                                                                                                   -----------          -----------
Total current liabilities                                                                              186,313               72,021

Long-term debt, less current portion                                                                   763,882              763,966
Capital lease obligations, less current portion                                                            103                  126
Deferred income taxes                                                                                   77,781              102,681
                                                                                                   -----------          -----------

Total liabilities                                                                                    1,028,079              938,794

Redeemable preferred stock                                                                             376,615              361,996
Minority interests-SFX Entertainment                                                                    56,200                 --

Shareholders' Equity (Deficit):
   Class A Voting common stock, $.01 par value; 100,000,000 shares authorized; and 9,562,602 issued and 9,532,157 outstanding at
   March 31, 1998 and 9,508,379 issued and 9,477,934 outstanding at
   December 31, 1997                                                                                        95                   95

   Class B Voting convertible common stock, $.01 par value; 10,000,000 shares authorized; 1,190,911 issued and 1,047,037 outstanding at
   March 31, 1998 and at December 31, 1997                                                                  12                   12
Additional paid-in capital                                                                              75,507              185,537
Treasury Stock; 174,319 shares                                                                          (6,523)              (6,523)
Accumulated deficit                                                                                   (136,090)            (104,296)
                                                                                                   -----------          -----------
Total shareholders' equity (deficit):                                                                  (66,999)              74,825
                                                                                                   -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 1,393,895          $ 1,375,615
                                                                                                   ===========          ===========




                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                   --------------------------------
                                                                                                      1998                 1997
                                                                                                   ----------          ------------
Gross revenues                                                                                    $     74,405         $     50,994
Less agency commissions                                                                                 (8,654)              (6,003)
                                                                                                    ----------            ---------
Net revenues                                                                                            65,751               44,991

Station operating expenses                                                                              44,636               29,916
Depreciation, amortization, duopoly integration costs and acquisition
  related costs                                                                                         10,653                7,485

Corporate expenses                                                                                       1,569                1,035

Non-cash stock compensation                                                                                138                  156
Non-recurring and unusual charges                                                                        4,930                 --
                                                                                                    ----------            ---------
Total operating expenses                                                                                61,926               38,592
                                                                                                    ----------            ---------
Operating income                                                                                         3,825                6,399
Investment income                                                                                         (202)              (1,654)
Interest expense                                                                                        19,190               12,712
                                                                                                    ----------            ---------
Loss before income taxes and operations to be distributed to shareholders                              (15,163)              (4,659)
Income tax expense                                                                                         210                  285
                                                                                                    ----------            ---------
Loss before operations to be distributed to shareholders                                               (15,373)              (4,944)
Loss from operations to be distributed to shareholders, net of income tax
 benefit of $10,875                                                                                    (16,421)              (1,544)
                                                                                                    ----------            ---------
Net loss                                                                                               (31,794)              (6,488)

Redeemable preferred stock dividends and accretion                                                      10,350                7,952
                                                                                                    ----------            ---------
Net loss applicable to common stock                                                                   $(42,144)            $(14,440)
                                                                                                    ==========            =========
Loss per basic common share from continuing operations                                                  $(2.44)              $(1.41)
Loss per basic common share from operations to be distributed to shareholders                            (1.56)                (.17)
                                                                                                    ----------            ---------
Basic loss per common share                                                                             $(4.00)              $(1.58)
                                                                                                    ==========            =========
Weighted average common shares outstanding                                                          10,554,130            9,161,433
                                                                                                    ==========            =========

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                                     -----------------------------
                                                                                                         1998               1997
                                                                                                         ----               -----
OPERATING ACTIVITIES:
Net loss                                                                                                $ (31,794)        $  (6,488)
Loss from operations to be distributed to shareholders                                                     27,296             1,544
Adjustments to reconcile net loss to net cash provided by
 operating activities:
 Depreciation                                                                                               2,986             2,253
 Amortization                                                                                               7,546             4,932
 Noncash portion of non-recurring and unusual charges                                                       2,537              --
 Deferred income taxes                                                                                    (13,500)             --
Changes in assets and liabilities, net of amounts acquired:
 Accounts receivable                                                                                        6,794             6,076
 Prepaid and other assets                                                                                   6,140            (1,256)
 Accrued interest and dividends                                                                            12,098            11,966
 Accounts payable, accrued expenses and other liabilities                                                  (8,556)           (9,959)
                                                                                                        ---------         ---------
  Net cash provided by continuing operations                                                               11,547             9,068
 Cash from operating activities of SFX Entertainment                                                        9,140               307
                                                                                                        ---------         ---------
  Net cash provided by operating activities                                                                20,687             9,375
                                                                                                        ---------         ---------
INVESTING ACTIVITIES:
Purchase of stations and related businesses, net of cash acquired                                            --             (63,667)
Proceeds from sales of stations and other assets                                                            4,692               717
Deposits and other payments for pending acquisitions                                                          (59)          (14,545)
Purchase of property and equipment                                                                         (3,602)           (2,763)
Loans to officers                                                                                            --              (2,800)
                                                                                                        ---------         ---------
  Net cash provided by (used in) investing activities                                                       1,031           (83,058)
Cash from investing activities of SFX Entertainment                                                      (379,782)          (22,612)
                                                                                                        ---------         ---------
  Net cash used in investing activities                                                                  (378,751)         (105,670)
                                                                                                        ---------         ---------
FINANCING ACTIVITIES:
 Payments on long-term debt                                                                                  (100)          (50,123)
 Additions to debt issuance costs                                                                            --                 (52)
 Proceeds from issuance of senior and subordinated debt                                                      --              20,000
 Net proceeds from sales of preferred stock                                                                  --             215,258
 Dividends paid on preferred stock                                                                         (2,459)           (2,459)
 Proceeds from exercise of options, warrants and other                                                      3,759                46
                                                                                                        ---------         ---------
  Net cash provided by financing activities                                                                 1,200           182,670
 Cash from financing activities of SFX Entertainment                                                      458,654               (29)
                                                                                                        ---------         ---------
  Net cash provided by financing activities                                                               459,854           182,641
                                                                                                        ---------         ---------
 Net increase in cash and cash equivalents                                                                101,790            86,346
  Cash and cash equivalents at beginning of period                                                         30,666            30,601
 Cash of SFX Entertainment at the end of period                                                            93,992            (2,622)
                                                                                                        ---------         ---------
 Cash and cash equivalents at end of period                                                             $  38,464         $ 114,325
                                                                                                        =========         =========
 Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Interest                                                                                             $   7,085         $     841
   Income taxes                                                                                         $   1,267         $   1,441

  Issuance of 250,838 shares of Class A Common Stock and the assumption of $15.4 million of debt in connection with the Meadows Acquisition

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                  (unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------
                                                                            1998                   1997
                                                                            ----                   ----
Balance at beginning of year                                              $  74,825             $ 100,571

Redeemable preferred stock dividends and accretion                          (10,350)               (7,952)

Net tax liability on Spin-Off allocated to equity                          (105,975)                 --

Issuance of stock for acquisitions                                             --                   7,522

Other, principally shares issued pursuant to stock option plans               6,295                    47

   Net Loss                                                                 (31,794)               (6,488)
                                                                          ---------             ---------
Balance at March 31                                                       $ (66,999)            $  93,700
                                                                          =========             =========

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Information with respect to the three months ended March 31, 1998 and 1997 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regul ation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of SFX Broadcasting, Inc. (the "Company" or "SFX"), for the periods presented.

     The results of operations for the three month period are not necessarily indicative of the results of operations for the full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued statement No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which establishes new standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not yet completed its review of SFAS 131 but does not expect that its adoption will have a material effect on the Company's Statement of Position or revenues, only on the composition of its reportable segments.

NOTE 2 - RECENT DEVELOPMENT; SPIN-OFF AND PENDING MERGER

     On August 24, 1997, the Company entered into an Agreement and Plan of Merger with SBI Holdings Corporation ("Buyer") and SBI Radio Acquisition Corporation pursuant to which the Company will become a wholly owned subsidiary of Buyer (the "Merger"). In the Merger, holders of the Company's Class A Common Stock will receive $75.00 per share, Class B Common Stock will receive $97.50 per share, and the 6 1/2% Series D Cumulative Convertible Exchangeable Preferred Stock will convert into the right to receive an amount equal to the product of (i) $75.00 and (ii) the number of shares of Class A Common Stock into which that share would convert immediately prior to the consummation of the Merger; in each case, subject to adjustment under certain circumstances. Pursuant to the merger agreement, the Company distributed the net assets (the "Spin-Off") of its live entertainment business ("SFX Entertainment") pro-rata to its stockholders and the holders of certain warrants, options, and stock appreciation rights on April 27, 1998.

     Until the consummation to the Merger, senior management of the Company will continue to serve in their present capacities with the Company while devoting such time as they deem reasonably necessary to conduct the operations of SFX Entertainment. Although SFX Entertainment has not yet entered into employment agreements with such members of senior management, most members of existing management have agreed in principle to become full-time employees of SFX Entertainment and that Mr. Sillerman, Executive Chairman, will continue to be Executive Chairman of SFX Entertainment upon consummation of the Merger.

     SFX Entertainment is required to repay to the Company all amounts paid in connection with its concert promotion acquisitions and certain capital improvements since the date of the Merger agreement and SFX Entertainment will assume all the liabilities and obligations related to such company's business.

As of March 31, 1998, the Company had a $5.4 million receivable from SFX Entertainment related to such obligations. In April 1998, SFX Entertainment reimbursed such amount to the Company.

     Upon the consummation of the Merger, all net working capital of the Company, as determined in accordance with the merger agreement, will be paid to SFX Entertainment by the Company or any net negative working capital will be paid to the Company by SFX Entertainment. As of March 31, 1998, the Company estimates that the working capital to be paid to SFX Entertainment would have been approximately $3.3 million.

     The consummation of the Merger is subject to the receipt of certain regulatory approvals. In February 1998, the Company received the consents of the holders of the Series E Preferred Stock and certain of the Company's outstanding notes and in March 1998 the required approval of shareholders.

     SFX Entertainment also will be responsible for any taxes of the Company resulting from the Spin-Off, including any income taxes to the extent that the income taxes result from a gain on the distribution that exceeds the net operating losses of the Company and SFX Entertainment available to offset gain. In connection with the use of the Company's NOL's to offset the Spin-off gain, a tax benefit of $13,500,000 has been recorded in operations to be distributed to shareholders. Such tax benefit includes a $8,500,000 reversal of the Company's deferred tax asset valuation allowance at December 31, 1997, the balance reflects benefit for a $5,000,000 estimation use of the Company's NOL generated in during the first quarter of 1998. In addition, the Spin-off gain was also offset by Company NOL's generated from the exercise of stock options in 1997. As a result the deferred tax asset valuation allowance at December 31, 1997 was reduced by an additional $11,400,000 and the related tax benefit has been credited directly to paid in capital.

     The actual amount of the tax indemnification payment will be based largely on the excess of the value of SFX Entertainment's Common Stock on the date of the Spin-Off over the tax basis of that stock. Management estimates that SFX Entertainment will be required to pay approximately $120.0 million pursuant to such indemnification obligation, based on the $30 1/2 average per share price on the Spin-Off date. The company expects that such indemnity payment will be received on or about June 15, 1998.

     The Company anticipates that the Merger will be consummated in the second quarter of 1998. There can be no assurance that the regulatory approvals will be given or that the conditions to consummating the Merger will be met.

     The operations of SFX Entertainment have been presented in the financial statements as operations to be distributed to shareholders pursuant to the Spin-Off. During the three months ended March 31, 1998, revenue and loss from operations for SFX Entertainment were $60,994,000 and $27,571,000, respectively. Included in operating expenses is $1,314,000 of allocated corporate expenses, net of $133,000 of reimbursements from Triathlon Broadcasting Company, an affiliate. Additionally, interest expense relating to the debt to be distributed to the shareholders pursuant to the Spin-Off of $6,748,000 has been allocated to SFX Entertainment. The Company provides various administrative services to SFX Entertainment. It is the Company's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what SFX Entertainment would have occurred on a stand-alone basis.

NOTE 3 - RADIO BROADCASTING TRANSACTIONS

     Completed radio broadcasting transactions .In January 1998, the Company sold one radio station operating in Richmond, Virginia (the "Richmond Disposition") for $4.3 million. No gain or loss was recognized on the sale.

     Pending radio broadcasting transactions. Pursuant to separate agreements, the Company has agreed to acquire three radio stations operating in Nashville, Tennessee, where the Company currently owns two radio stations, for $35 million (the "Nashville Acquisition"); and sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for $66.0 million in cash (the "Jackson and Biloxi Disposition"). The assets related to the Jackson and Biloxi Deposition are classified as assets under contract for sale in the accompanying consolidated balance sheet as of March 31, 1998. The Nashville Acquisition is referred to as the "Pending Acquisition." The Jackson and Biloxi Disposition is referred to herein as the "Pending Disposition."

     The aggregate proceeds to be received from these transactions, net of acquisitions, is approximately $31 million. The Company has deposited $2.0 million in escrow to secure its obligations under these agreements. The Company expects to record a pre-tax gain of approximately $20.0 million on the Jackson and Biloxi Disposition. The Company does not expect to record a gain or loss on the other transactions as the assets were recently acquired.


     In addition, the Company had agreed to exchange four radio stations owned by the Company and located on Long Island, New York, for $11 million cash and two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, (the "Chancellor Exchange"). The U.S. Department of Justice, Antitrust Division (the "DOJ") has brought suit alleging that the Chancellor Exchange is likely to reduce competition. The complaint requests permanent injunctive relief preventing the consummation of the acquisition of the Long Island stations by Chancellor Media Corporation ("Chancellor"). The Company, Chancellor, an affiliate of Buyer, and the DOJ have concluded settlement discussions which resolved all competitive issues raised by the DOJ and terminated all investigations or litigation by the DOJ with respect to the Company, the Merger, the Chancellor Exchange Acquisitions and the Pending Disposition. Pursuant to the settlement agreement, the Company, Chancellor, and the Buyer agreed that the Long Island Stations would not be transferred to Chancellor. In addition, the Company, Chancellor and the Buyer agreed that, subsequent to the Merger, the Jacksonville stations would be exchanged for certain assets of the Company and that the Long Island stations would be sold to a third party.

     At March 31, 1998, the Company had capitalized $1.7 million of costs related to the acquisition of the Jacksonville radio stations. In the event the Company does not acquire the Jacksonville stations the Company will be required to write-off such costs.


NOTE 4 - LIVE ENTERTAINMENT TRANSACTIONS.

     During 1997, the Company acquired the following concert promotion companies, which were contributed to SFX Entertainment at the Spin-Off date.

     In January 1997, the Company purchased Delsener/Slater Enterprises ("Delsener/Slater") for an aggregate consideration of approximately $27.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years, and $1.0 million to be paid, without interest, over ten years. The deferred payments are subject to acceleration in certain circumstances.

     In March 1997, Delsener/Slater consummated the acquisition of certain companies which collectively own and operate the Meadows for $900,000 in cash, 250,838 shares of SFX Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt.

     The Company assigned obligation to exercise an option held by the Company to repurchase 250,838 shares of the Company's Class A Common Stock for an aggregate purchase price of $8.3 million. This option was granted in connection with the acquisition of the Meadows Music Theater

     In June 1997, the Company acquired Sunshine Promotions for $53.9 million in cash at closing, $2.0 million in cash payable over 5 years, 62,792 shares of Class A Common Stock issued and issuable over a two year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt. In April 1998, the acquisition agreement was amended to require the Company to accelerate the issuance of the shares. The remaining shares due the seller, were issued in April 1998. The assets acquired include Deer Creek Music Center, a 21,000 seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000 seat complex located in Columbus, Ohio and a 99 year lease to operate Murat Centre, a 2,700 seat theater and 2,200 seat ballroom, located in Indianapolis, Indiana.


     In the first quarter of 1998, SFX Entertainment acquired the following live entertainment businesses.

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

     The Contemporary Group, a fully-integrated live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101,402,000.

     The Network Magazine Group, a publisher of trade magazines for the radio broadcasting industry, and SJS Entertainment, an independent creator, producer and distributor of music-related radio programming, services and research which it exchanges with radio broadcasters for commercial air-time sold, in turn, to national network advertisers, for total consideration of approximately $66,784,000.

     BG Presents, one of the oldest promoters of, and owner-operators of venues for, live entertainment in the United States, and a leading promoter in the San Francisco Bay area, for total consideration of approximately $80,327,000.

     Concert/Southern Promotions, a promoter of live music events in the Atlanta, Georgia metropolitan area, for total consideration of approximately $16,600,000.

     Westbury Music Fair, a theater located in Westbury, New York, for an aggregate consideration of $3,000,000 in cash and an agreement to issue 75,019 shares of Class A common Stock of SFX Entertainment.

     For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method, with the aggregate purchase price allocated to the tangible and identifiable intangible assets based upon current estimated fair market values. The acquisitions are based on preliminary estimates of the fair value of the net assets acquired and subject to final adjustment. The assets and liabilities of these acquisitions and the results of their operations for the period from the date of acquisition have been included as net assets and income from operations to be distributed to shareholders in the accompanying consolidated financial statements.

NOTE 5-OTHER RECENT TRANSACTIONS

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

Consent Solicitation. To facilitate the Spin-Off, SFX Entertainment's 1998 acquisitions and its financing thereof, the Company sought and obtained consents from the holders of its Senior Subordinated Notes due 2006 and the holders of its 12 5/8% Series E Preferred Stock. In connection with these consents, the Company modified certain covenants. Management anticipates that the Company will be in compliance with these covenants in the foreseeable future. Fees and expenses of approximately $18.0 million were incurred by the Company in connection with the consent solicitations and were reimbursed by SFX Entertainment with the proceeds of the Notes. Such charges are included in loss from operations to be distributed to shareholders.

Legal Proceedings. On August 29, 1997, two lawsuits were commenced against the Company's an its directors which allege that the consideration to be paid as a result of the Merger to the holders of the Company's Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties.

On March 16, 1998, all of the parties entered into a Memorandum of Understanding, pursuant to which they have reached an agreement providing for a settlement of the action (the "Settlement"). The Settlement provides for the Company to pay plaintiffs' counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The Company anticipates that a significant portion of such payment will be funded by the Company's insurance. The Settlement is conditioned on the (a) consummation of the Merger, (b) completion of the confirmatory discovery and (c ) approval of the court.

NOTE 6 - NON-RECURRING AND UNUSUAL CHARGES

     In the first quarter 1998, the Company recorded non-recurring and unusual charges of $4,930,000 which consisted primarily of (i) $2,537,000 of compensation expense related to options issued, (ii) $550,000 relating to the settlement of a lawsuit, (iii) $489,000 relating to the increase in value of certain SAR's and (iv) $1,354,000 of expenses, primarily legal, accounting and regulatory fees associated with the pending Merger.

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

SPIN-OFF AND MERGER

     On August 24, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will become a wholly owned subsidiary of Buyer. In the Merger, holders of the Company's Class A Common Stock will receive $75.00 per share and the holders of the Company's Class B Common Stock will receive $97.50 per share, subject to adjustment under certain circumstances. Pursuant to the Merger Agreement, the Company contributed its live entertainment businesses to SFX Entertainment and on April 27, 1998 distributed all of the outstanding shares of common stock of SFX Entertainment to the holders of the Company's common stock, Series D Preferred Stock, interests in the Company's directors' deferred stock ownership plan and certain warrants of the Company. The Merger is subject to certain conditions, and there can be no assurance that either the Merger will be consummated on the terms described herein or at all.

GENERAL

     The Company currently owns or operates, provides programming to or sells advertising on behalf of 86 radio stations located in 24 markets. Following completion of the Pending Acquisition and Pending Disposition, the Company will own and operate, provide programming to or sell advertising on behalf of 74 radio stations located in 21 markets.

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

     The Company's revenues are primarily affected by the advertising rates its radio stations can obtain in the face of competition from radio and other media. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local competitive conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of such agreements. The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. In the first quarter of 1998, approximately 76% of the Company's revenues were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

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

RESULTS OF OPERATIONS

     The results of operations of the live entertainment business of SFX Entertainment are included in the results of operations of the Company as income from operations distributed to shareholders and, therefore, are not included in the operating income of the Company.

     The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The major acquisitions during the year ended December 31, 1997, all of which have been accounted for using the purchase method of accounting, were as follows:

     1997 Acquisitions and Dispositions . In January 1997, the Company purchased one radio station operating in Albany, New York, for a purchase price of $1.0 million (the "Albany Acquisition").

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

     In April 1997, the Company acquired substantially all of the assets of three radio stations in Indianapolis, Indiana and in June 1997 the Company acquired substantially all of the assets of four stations in Pittsburgh, Pennsylvania from Secret Communications Limited Partnership ("Secret Communications") for a total purchase price of $255.0 million.

     Also in April 1997, the Company sold one radio station operating in Little Rock, Arkansas to Triathlon Broadcasting Company, an affiliate, ("Triathlon"), a publicly traded radio broadcasting company. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit by the Company since 1996. No gain or loss was recorded on the transaction as the station was recently acquired.

     In July 1997, the Company acquired substantially all of the assets of four radio stations operating in Richmond, Virginia for approximately $46.5 million, including payments made to buy out minority equity interests which the Company had originally agreed to provide to certain of the sellers.

     In August 1997, the Company acquired two radio stations operating in Pittsburgh, Pennsylvania and two radio stations in Milwaukee, Wisconsin for $35.0 million.

     In August 1997, the Company exchanged one radio station in Pittsburgh, Pennsylvania, which the Company had recently acquired from Secret
Communications, and $20.0 million in cash for one radio station in Charlotte, North Carolina. The Company operated the radio station in Charlotte, North Carolina pursuant to a local market agreement during July 1997.

     1998 Disposition In January 1998, the Company sold WVGO in Richmond, Virginia for $4.3 million. No gain or loss was recognized on the sale.

     The Albany Acquisition, the Hartford Acquisition, the Texas Coast Acquisition, the CBS Exchange, the Secret Communications Acquisition, the Little Rock Disposition, the Richmond Acquisition, the Hearst Acquisition and the Charlotte Exchange are collectively referred to as the "1997 Radio Acquisitions."

     Results for the quarter ended March 31, 1998 include (i) the Jacksonville Stations, for which the Company has provided programming and sold advertising time pursuant to an LMA since July 1, 1996, (ii) and the results for WJZC-FM, WLAC-FM and WLAC-AM in Nashville, Tennessee for which the Company has provided programming and sold advertising time pursuant to an LMA since November 1, 1997.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     For the three months ended March 31, 1998, net revenues increased 46% to $65,751,000 from $44,991,000 primarily as a result of the 1997 Radio Acquisitions which increased net revenues by $18,675,000. In addition, net revenue at radio stations owned for full years in both 1998 and 1997 increased as a result of strong radio advertising growth combined with improved inventory management, ratings and other factors generally affecting sales and rates. On a same station basis, assuming all stations owned and operated as of March 31, 1998 were owned for all periods reported, net revenues would have increased 5% from 1997.

     Station operating expenses increased 49% to $44,636,000 from $29,916,000 primarily due to the inclusion of expenses related to the 1997 Radio Acquisitions of $14,652,000 and increases in variable expenses related to the increases in net revenue at the existing stations.

     Depreciation, amortization, duopoly integration costs and acquisition related costs increased 42% to $10,653,000 from $7,485,000 due to the inclusion of $2,927,000 of depreciation and amortization related to the 1997 Radio Acquisitions.

     Corporate expenses, including non-cash stock compensation, were $1,707,000 and $1,191,000 for the 1998 quarter and 1997 quarter, respectively. The increase reflects the growth in the Company's overall operations, partially offset by the allocation of certain expenses and Triathlon advisory fees to SFX Entertainment, which is included in operations to be distributed to shareholders. As a percentage of total revenues, corporate expenses remained constant at 2.6%.

     In 1998, the Company recorded non-recurring and unusual charges of $4,930,000 which consisted primarily of (i) $2,537,000 of compensation expense related to options issued, (ii) $550,000 relating to the settlement of a lawsuit, (iii) $489,000 relating to the increase in value of certain SARs and
(iv) $1,354,000 of expenses, primarily legal, accounting and regulatory fees associated with the Merger.

     Operating income was $3,825,000 for the 1998 quarter compared to an operating income of $6,399,000 for the same period in 1997 due to the results discussed above.

     Interest expense, net of interest income, increased 72% to $18,988,000 from $11,058,000 in the 1998 quarter, primarily due to interest on borrowings under the Credit Agreement which were used primarily to fund the 1997 Radio Acquisitions.

     The Company recorded an income tax expense of $310,000 in 1998 quarter, as compared to an income tax expense of $285,000 for the 1997 quarter, which were primarily related to state income taxes.

     In the first quarter of 1998, the net loss of the live entertainment business of SFX Entertainment of $27,296,000 was included in the results of operations of the Company as income from operations to be distributed to shareholders. This amount is partially offset by the net tax benefit associated with the Spin-off of $10,875,000. SFX Entertainment's 1997 operating results consisted of $60,994,000 of revenue, a $2,932,000 operating loss and $26,796,000 of loss before provision for income taxes.

     The Company's net loss was $31,794,000 for the 1998 quarter compared to a net loss of $6,488,000 for the 1997 quarter due to the factors discussed above.

     Net loss applicable to common stock increased to $42,144,000 in the 1998 quarter from $14,440,000 in 1997 due to stock dividends on the Series E Preferred Stock issued in January 1997 and the increase in net loss discussed above.

     Broadcast Cash Flow increased 40% to $21,115,000 for the 1998 quarter from $15,075,000 for 1997. The increase was primarily a result of the inclusion of the results of the 1997 Radio Acquisitions of $4,023,000 and as well as improved results at the Company's existing stations. On a same station basis, assuming all stations owned and operated as of March 31, 1998 were owned for all periods reported, Broadcast Cash Flow would have increased approximately 18% from 1997.

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

Historical Cash Flows

     Cash provided by operations (before distribution to shareholders) for the quarter ended March 31, 1998 was $11,547,000, as compared to cash provided by operations of $9,068,000 in the comparable period in 1997. The increase in cash provided by operations in 1998 as compared to 1997 was primarily attributable to improved Broadcast Cash Flow and a decrease in the investment in working capital of radio stations acquired without the related working capital partially offset by the increase in net loss including the impact of the non-recurring and unusual charges.

     Cash provided by investing activities (before distribution to shareholders) for the quarter ended March 31, 1998 was $1,031,000, as compared to cash used in investing activities of $108,104,000 in the comparable period in 1997. Cash provided by investing activities in 1998 consisted of the sale of a radio station offset partially offset by capital expenditures. Cash used in investing activities in 1997 related primarily to the Texas Coast Acquisition, the Hartford Acquisition and the 1997 Entertainment Acquisitions.

     Cash provided by financing activities for the quarter ended March 31, 1998 was $1,200,000, as compared to cash provided by financing activities of $182,641,000 in the comparable period in 1997. Cash provided by financing activities in 1998 related primarily to the exercise of options and warrants. Cash provided by financing activities for 1997 related primarily to $215,258,000 of proceeds from the Series E Preferred Stock Offerings partially offset by repayments of net borrowings under the Credit Agreement.

     Cash flow from the operations to be distributed to shareholders in the Spin-Off was $9,140,000 from operating activities, $379,782,000 of cash used in investing activities and $458,654,000 of cash used in financing activities. The investing and financing activities in the quarter ended March 31, 1998 were related the 1998 SFX Entertainment acquisitions as described below.

1998 Radio Station Acquisitions and Dispositions

     In January 1998, the Company sold WVGO in Richmond, Virginia for $4.3 million. No gain or loss was recognized on the sale.

1998 Activity Regarding Merger and Spin-Off

     1998 SFX Entertainment Acquisitions. In February and March of 1998, SFX Entertainment consummated its acquisitions of PACE Entertainment Corporation, Pavilion Partners, The Contemporary Group, BG Presents, Inc., The Network Group, Concert/Southern Promotions and certain related entities for an aggregate purchase price of $506.1 million, consisting of $442.1 million in cash, including repayment of debt and payments for working capital, $7.8 million of assumed debt and agreements to issue, or the issuance of securities convertible into, an aggregate of approximately 4.2 million shares of SFX Entertainment's common stock upon the consummation of the Spin-Off with an attributed negotiated value of approximately $56.2 million

     SFX Entertainment financed these acquisitions with the proceeds from its recent private placement of $350 million in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2008 (the "SFX Entertainment Notes") and from borrowings under SFX Entertainment's credit facility, as described below.

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

     Consent Solicitations. To facilitate the Spin-Off, SFX Entertainment's 1998 acquisitions and its financing thereof, the Company sought and obtained consents from the holders of its 2006 Notes and the holders of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock of the Company (the "Series E Preferred Stock"). Fees and expenses of $18.0 million incurred by the Company in connection with the consent solicitations were reimbursed by SFX Entertainment with the proceeds of the SFX Entertainment Notes and recorded as a charge to loss from operations to be distributed to shareholders.

Pending Radio Station Acquisitions and Dispositions

     Pursuant to separate agreements, the Company has agreed to acquire three radio stations operating in Nashville, Tennessee, where the Company currently owns two radio stations, for $35 million (the "Nashville Acquisition"); and sell six stations in Jackson, Mississippi and two stations in Biloxi, Mississippi for $66.0 million in cash (the "Jackson and Biloxi Disposition"). The assets related to the Jackson and Biloxi Deposition are classified as assets under contract for sale in the accompanying consolidated balance sheet as of March 31, 1998. The Nashville Acquisition is referred to as the "Pending Acquisition." The Jackson and Biloxi Disposition is referred to herein as the "Pending Disposition."

     The aggregate proceeds to be received from these transactions, net of acquisitions, is approximately $31 million. The Company has deposited $2.0 million in escrow to secure its obligations under these agreements. The Company expects to record a pre-tax gain of approximately $20.0 million on the Jackson and Biloxi Disposition. The Company does not expect to record a gain or loss on the other transactions as the assets were recently acquired. The company expects that Nashville Acquisition will be consummated in the second quarter and that the Jackson and Biloxi Disposition will occur in the third quarter of 1998.

     In addition, the Company had agreed to exchange four radio stations owned by the Company and located on Long Island, New York, for $11 million cash and two radio stations operating in Jacksonville, Florida, where the Company currently owns four stations, (the "Chancellor Exchange"). The U.S. Department of Justice, Antitrust Division (the "DOJ") has brought suit alleging that the Chancellor Exchange is likely to reduce competition. The complaint requests permanent injunctive relief preventing the consummation of the acquisition of the Long Island stations by Chancellor Media Corporation ("Chancellor"). The Company, Chancellor, an affiliate of Buyer, and the DOJ have concluded settlement discussions which resolved all competitive issues raised by the DOJ and terminated all investigations or litigation by the DOJ with respect to the Company, the Merger, the Chancellor Exchange Acquisitions and the Pending Disposition. Pursuant to the settlement agreement, the Company, Chancellor, and the Buyer agreed that the Long Island Stations would not be transferred to Chancellor. In addition, the Company, Chancellor and the Buyer agreed that, subsequent to the Merger, the Jacksonville stations would be exchanged for certain assets of the Company and that the Long Island stations would be sold to a third party.

     The timing and completion of each of the above transactions are subject to a number of closing conditions, certain of which are beyond the Company's control. It is presently contemplated that the Nashville Acquisition, Jackson and Biloxi Disposition and the Chancellor exchange will be consummated after the consummation of the Merger. Although the Company is not obligated to do so, the Buyer has requested that the Company complete the Nashville Acquisition prior to the Merger. The Company and the Buyer are currently negotiating an agreement whereby the Buyer will provide the financing to complete the Nashville Acquisition. In the event that the Company is required to complete the Nashville Acquisition prior to the consummation of the Merger, the Company will require outside financing. Due to limited availability under the Credit Agreement, the Company would be required to seek alternate debt or equity financing. There can be no assurance that the Company would be able to obtain the necessary financing to complete the Nashville Acquisition.

Capital Expenditures

     Capital expenditures totaled $ 3,602,000 for the quarter ended March 31, 1998 as compared to $2,763,000 in the quarter ended March 31, 1997. The 1998 and 1997 capital expenditures consisted primarily of the consolidation of operations in Raleigh, Hartford, Houston and Charlotte and upgrades to the Company's broadcasting, office and computer equipment in various markets.

Merger and Spin-Off-Potential Uses

     Merger. In the event the Merger Agreement is terminated, under certain circumstances, the Company may be required to pay fees and expenses ranging from $10 million to $52.5 million.

     Tax Indemnification Arrangement. SFX Entertainment is subject to certain indemnification obligations, including an obligation to indemnify the Company for any taxes resulting from the Spin-Off, including income taxes to the extent that such income taxes result from gain on the distribution that exceeds the net operating losses of the Company available to offset such gain (including net operating losses generated in the current year prior to the Spin-Off). The actual amount of the tax indemnification payment will be based largely on the excess of the value of SFX Entertainment's Common Stock on the date of the Spin-Off over the tax basis of that stock. Management estimates that SFX Entertainment will be required to pay approximately $120.0 million pursuant to such indemnification obligation, based on the $30 1/2 average per share price on the Spin-Off date. The Company expects that such indemnity payment will be due on or about June 15, 1998. In the event that SFX Entertainment were unable to finance its indemnification obligation, the Company would be responsible for such income taxes.

     Working Capital. Upon the consummation of the Merger, all net working capital of the Company, as determined in accordance with the merger agreement, will be paid to SFX Entertainment by the Company or any net negative working capital will be paid to the Company by SFX Entertainment. As of March 31, 1998, the Company estimates that the working capital to be paid to SFX Entertainment would have been approximately $3.3 million.

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

     The interest incurred under the Credit Agreement is paid as each short-term borrowing matures. The Company's current LIBOR based rate loans mature in one to four months. As of May 1, 1998, the Company had outstanding borrowings under the Credit Agreement of $313.0 million and the average interest rate on these borrowings was 8.13%.

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

Year 2000 Compliance

     As a result of the Merger, the Company has not addressed the risks associated with Year 2000 compliance issues with respect to its accounting and financial reporting systems with respect to the broadcasting business.

Sources of Liquidity

     As of March 31, 1998, the Company's cash and cash equivalents totaled approximately $26.4 million, net of a deposit of $12.1 million that the Company is obligated to pay to a national advertising representative company

     It is currently anticipated that the Merger will be consummated in the second quarter. The Company believes that its cash on hand will be sufficient to meet its anticipated scheduled liquidity needs prior to the consummation of the Merger. However, in the event that the timing of the Merger changes, so that the Nashville Acquisition occurs prior to the consummation of the Merger, and the Company cannot obtain financing from the Buyer, or SFX is unable to fund the tax indemnity payment by June 15, 1998, the

Company will require additional borrowings under the Credit Agreement. The Credit Agreement prohibits the Company from borrowing unless the Company meets certain specified tests, such as total leverage and senior leverage ratios and pro forma interest expense. The ability of the Company to meet such tests is dependent on the cash flow of the Company, giving effect to the consummation of pending acquisitions and dispositions. The Company currently has limited borrowing availability under the Credit Agreement which would not be sufficient to finance a substantial portion of the Nashville Acquisition, for which the Company has deposited $2 million in escrow. There can be no assurance that the Company will have adequate borrowing capacity under the Credit Agreement to finance the Nashville Acquisition and certain other payments described above in the event that the consummation of the Merger were delayed. In such case the Company would require additional financing. There can be no assurance that the Company would be able to obtain additional financing on terms acceptable to the Company or at all.

     In the event that the Merger Agreement is terminated the Company may, under certain circumstances, be required to make certain payments. In such event there can be no assurance that the Company would have cash on hand, borrowing capacity under the Credit Agreement or that additional financing would be available to fund such payments.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On August 29, 1997, two lawsuits were commenced against the Company and its directors in the Court of Chancery of the State of Delaware (New Castle County). The complaints were identical and alleged that the consideration to be paid as a result of the Merger to the holders of Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and to enjoin the Merger, or, in the alternative, monetary damages. The defendants filed answers denying the allegations. The parties agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 16, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, the Company agreed not to seek an amendment to the Merger Agreement to reduce the consideration to be received by the stockholders in the Merger in order to offset SFX Entertainment's indemnity obligations, including the tax indemnity obligation of SFX Entertainment to the Company. The Settlement also provides for the Company to pay plaintiffs' counsel an aggregate of $900,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the Merger, (b) completion of the confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) A special meeting of stockholders of the Company (the "Special Meeting") was held on March 26, 1998. Two of the matters to be voted upon at the Special Meeting were proposals to adopt amendments to the Certificate of Incorporation of the Company. Both such matters were approved by the necessary votes of the stockholders. See "Item 4-Submission of Matters to a Vote of Security Holders." Amendments to the Company's Certificate of Incorporation reflecting the matters approved at the Special Meeting were filed with the Secretary of State of the State of Delaware in April 1998.

     Prior to the amendments, the Certificate of Incorporation of the Company provided that (a) except as otherwise expressly permitted thereby, all shares of Class A Common Stock and Class B Common Stock (collectively, the "Common Stock") must be identical and entitle the holders thereof to the same rights and privilege, and (b) when, as and if dividends are declared by the Board of Directors of the

Company, the holders of shares of Common Stock will be entitled to share equally in all dividends. The effect of the amendments approved by the stockholders to the Special Meeting was to permit the following previously prohibited transactions: (i) to allow holders of shares of Class B Common Stock to receive a higher consideration per share in the Merger than the holders of shares of Class A Common Stock and (ii) to permit holders of shares of Class B Common Stock to receive shares of Class B common stock of SFX Entertainment in the Spin-Off.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Special Meeting was held on March 26, 1998. Three proposals were voted upon at the Special Meeting.

     The shares of Class A Common Stock and Class B Common Stock vote together on most matters, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to two votes. However, on the second and third proposals presented at the Special Meeting, the holders of shares of Class A Common Stock were entitled to a separate class vote (in addition to the combined vote of the shares of Common Stock). Holders of shares of 62% Series D Cumulative Convertible Exchangeable Preferred Stock (the "Series D Preferred Stock") were also entitled to a separate class vote on the second and third proposals presented at the Special Meeting.

     The first matter to be voted upon at the Special Meeting was a proposal to approve and adopt the Agreement and Plan of Merger, dated as of August 24, 1997, as amended among SBI Holdings Corporation, SBI Radio Acquisition Corporation and the Company and the merger (the "Merger") contemplated thereby. The proposal received at least 6,261,497 votes by the Class A Common Stock and 10,470,370 votes by the Class B Common Stock in favor thereof, or 83.7% of the combined voting power of the outstanding shares of Common Stock.

     The second matter to be voted upon at the Special Meeting was a proposal to adopt amendments to the Certificate of Incorporation of the Company to allow holders of shares of Class B Common Stock to receive a higher consideration per share in the Merger than the holders of shares of Class A Common Stock. The proposal received at least 5,841,000 votes by the Class A Common Stock, 10,470,370 votes by the Class B Common Stock and 1,816,765 votes by the Series D Preferred Stock in favor thereof, or 81.6% of the combined voting power of the outstanding shares of Common Stock, 61.4% of the voting power of the Class A Common Stock and 60.8% of the voting power of the Series D Preferred Stock (with the Class A Common Stock and the Series D Preferred Stock each voting as a separate class).

     The third matter to be voted upon at the Special Meeting was a proposal to adopt amendments to the Certificate of Incorporation of the Company to permit holders of shares of Class B Common Stock to receive shares of Class B common stock of SFX Entertainment in the Spin-Off. The proposal received at least 5,933,210 votes by the Class A Common Stock, 10,470,370 votes by the Class B Common Stock and 2,032,658 votes by the Series D Preferred Stock in favor thereof, or 82.1% of the combined voting power of the outstanding shares of Common Stock, 62.3% of the voting power of the Class A Common Stock and 68% of the voting power of the Series D Preferred Stock (with the Class A Common Stock and the Series D Preferred Stock each voting as a separate class).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1 Distribution Agreement among SFX Broadcasting, Inc., SFX Entertainment and SBI Holding Corporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1 of SFX Broadcasting, Inc. (File No. 333-50079) filed with the Securities and Exchange Commission on May ___,
     1998).

2.2 Tax Sharing Agreement among SFX Broadcasting, Inc., SFX Entertainment and SBI Holding Corporation (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-1 of SFX Broadcasting, Inc. (File No. 333-50079) filed with the Securities and Exchange Commission on May __,
     1998).

2.3 Employee Benefits Agreement among SFX Broadcasting, Inc., SFX Entertainment and SBI Holding Corporation (incorporated by reference to
     Exhibit 2.3 of the Registration Statement on Form S-1 of SFX Broadcasting, Inc. (File No. 333-50079) filed with the Securities and Exchange Commission on May ___, 1998).

3.1* Certificate of Amendment to the Amended and Restated Certificate of
     Incorporation of SFX Broadcasting, Inc., as filed with the Secretary of State of the State of Delaware on April 9, 1998.

3.2* Certificate of Amendment to the Certificate of Designations of the 6 1/2%
     Series D Cumulative Convertible Exchangeable Preferred Stock due May 31, 2007 of SFX Broadcasting, Inc., as filed with the Secretary of State of the State of Delaware on April 9, 1998.

4.1 Consent Solicitation Statement, dated January 7, 1998, of SFX Broadcasting, Inc. with respect to its 10 3/4% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on January 7, 1998).

4.2 Consent Solicitation Statement, dated January 7, 1998, of SFX Broadcasting, Inc. with respect to its 12 5/8% Series E Cumulative Exchangeable Preferred Stock due 2006 (incorporated by reference to
     Exhibit 4.2 to Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on January 7,
     1998).

4.3 Supplement No.1, dated January 28, 1998, to Consent Solicitation Statement, dated January 7, 1998, of SFX Broadcasting, Inc. with respect to its 10% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on January 29,
     1998).

4.4 Supplement No. 1, dated January 28, 1998, to Consent Solicitation Statement, dated January 7, 1998, of SFX Broadcasting, Inc. with respect to its 12% Series E Cumulative Exchangeable Preferred Stock, due 2006 (incorporated by reference to Exhibit 4.2 to Form 8-K of SFX Broadcasting, Inc . (Commission File No. 0-22486) filed with the Securities and Exchange Commission on January 29, 1998).

4.5 Indenture, dated February 11, 1998, by and among SFX Entertainment, Inc., certain of its subsidiaries and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on February 13, 1998).


10.1 Amendment No. 1 to Agreement and Plan of Merger, dated February 9, 1998, by and among SFX Broadcasting, Inc., SBI Holding Corporation and SBI Radio Acquisition Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on February 17, 1998).

10.2 Registration Rights Agreement, dated as of February 11, 1998, relating to the 9 1/8% Senior Subordinated Notes due 2008 of SFX Entertainment, Inc., by and among SFX Entertainment, Inc., the subsidiaries of SFX Entertainment named therein, Lehman Brothers Inc., Goldman Sachs & Co., BNY Capital Markets, Inc. and ING Barings (incorporated by reference to
     Exhibit 10.3 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on February 13, 1998).

10.3 Credit and Guarantee Agreement, dated as of February 26, 1998, by and among SFX Entertainment, the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Credit Partners, L.P., as co-documentation agent, Lehman Commercial Paper Inc., as co-documentation agent, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K of SFX Entertainment, Inc. (Commission File No. 333-43287) filed with the Securities and Exchange Commission on March 11, 1998).

10.4 Purchase Agreement, dated February 5, 1998, relating to the 9 1/8% Senior Subordinated Notes due 2008 of SFX Entertainment, Inc., by and among SFX Entertainment, Inc., Lehman Brothers Inc., Goldman Sachs & Co., BNY Capital Markets, Inc. and ING Barings (incorporated by reference to
     Exhibit 10.4 to the Form 8-K of SFX Entertainment, Inc. (Commission File No. 333-43287) filed with the Securities and Exchange Commission on March 11, 1998).

27.1* Financial Data Schedule.

-------------

*    Filed herewith.

(b)  Reports on Form 8-K

     On January 7, 1998, the Company filed a Form 8-K under Item 5 (Other Events) thereof disclosing the commencement of a consent solicitation of holders of its outstanding 10 3/4% Senior Subordinated Notes due 2006 and holders of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock due October 31, 2006 .

     On January 28, 1998, the Company filed a Form 8-K under Item 5 (Other Events) thereof disclosing amendments to the consent solicitations.

     On January 29, 1998, the Company filed a Form 8-K under Item 5 (Other Events) thereof disclosing the distribution of supplements to the consent solicitation statements.

     On January 29, 1998, the Company filed a Form 8-K under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) thereof. The Form 8-K included selected consolidated financial data and pro forma financial statements of SFX Broadcasting, Inc. and selected consolidated financial data of SFX Entertainment, Inc.

     On February 5, 1998, the Company filed a Form 8-K under Item 5 (Other Events) thereof disclosing the expiration of the consent solicitations.

     On February 13, 1998, the Company filed a Form 8-K under Item 5 (Other Events) thereof disclosing (i) an amendment to the Agreement and Plan of Merger Agreement by and among the Company, SBI Holding Corporation and SBI Radio Acquisition Corporation, (ii) the completion of the consent solicitations by the Company, and (iii) the completion of the private placement of $350 million in 9 1/8% Senior Subordinated Notes due 2008 of SFX Entertainment, Inc., a subsidiary of the Company.

     On March 11, 1998, the Company filed a Form 8-K under Item 5 (Other Events) thereof disclosing the acquisition by SFX Entertainment, Inc., a subsidiary of the Company, of certain businesses engaged in the live entertainment business and the execution of a credit agreement by SFX Entertainment, Inc.

                                   SIGNATURES

            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SFX BROADCASTING, INC.

Date:    May 5, 1998                    By: /s/Howard Tytel
                                            ----------------
                                        Howard J. Tytel
                                        Vice President, General Counsel,
                                        Secretary and Director


Date:    May 5, 1998                    By: /s/Thomas P. Benson
                                           --------------------
                                        Thomas P. Benson
                                        Chief Financial Officer,
                                        Vice President and Director