Form 10-Q/A
period 1998-03-31
SFX BROADCASTING INC
filed 1998-05-20
CIK 908612

                                  FORM 10-Q/A

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

PART I     FINANCIAL INFORMATION                                                                                    Page
                                                                                                                    ----
Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 1998 (unaudited) and December 31, 1997........................     3

           Consolidated Statements of Operations for Three Months Ended
           March 31, 1998 and 1997 (unaudited)....................................................................     5

           Consolidated Statements of Cash Flows for Three Months Ended
           March 31, 1998 and 1997 (unaudited)....................................................................     6

           Consolidated Statements of Shareholders' Equity for Three Months Ended
           March 31, 1998 and 1997 (unaudited).....................................................................    7

           Notes to Consolidated Financial Statements (unaudited)..................................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................   12

SIGNATURES.........................................................................................................   22

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
                                                                                                    ===========         ===========

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    MARCH 31,          DECEMBER 31,
                                                                                                      1998                1997
                                                                                                   -----------         -----------
                                                                                                   (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                $    14,624          $     8,665
   Accrued expenses                                                                                     11,966               19,246
   Payable to former national sales representative                                                      11,783               23,025
   Accrued interest and dividends                                                                       25,851               20,475
   Income tax payable                                                                                  121,472                 --
   Current portion of long-term debt                                                                       535                  509
   Current portion of capital lease obligations                                                             82                  101
                                                                                                   -----------          -----------
Total current liabilities                                                                              186,313               72,021

Long-term debt, less current portion                                                                   763,882              763,966
Capital lease obligations, less current portion                                                            103                  126
Deferred income taxes                                                                                   77,781              102,681
                                                                                                   -----------          -----------

Total liabilities                                                                                    1,028,079              938,794

Redeemable preferred stock                                                                             376,615              361,996
Minority interests-SFX Entertainment                                                                    56,200                 --

Shareholders' Equity (Deficit):
   Class A Voting common stock, $.01 par value; 100,000,000 shares authorized; and 9,562,602 issued and 9,532,157 outstanding at
   March 31, 1998 and 9,508,379 issued and 9,477,934 outstanding at
   December 31, 1997                                                                                        95                   95

   Class B Voting convertible common stock, $.01 par value; 10,000,000 shares authorized; 1,190,911 issued and 1,047,037 outstanding at
   March 31, 1998 and at December 31, 1997                                                                  12                   12
Additional paid-in capital                                                                              77,166              185,537
Treasury Stock; 174,319 shares                                                                          (6,523)              (6,523)
Accumulated deficit                                                                                   (137,749)            (104,296)
                                                                                                   -----------          -----------
Total shareholders' equity (deficit):                                                                  (66,999)              74,825
                                                                                                   -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 1,393,895          $ 1,375,615
                                                                                                   ===========          ===========


                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                   --------------------------------
                                                                                                      1998                 1997
                                                                                                   ----------          ------------
Gross revenues                                                                                    $     74,405         $     50,994
Less agency commissions                                                                                 (8,654)              (6,003)
                                                                                                    ----------            ---------
Net revenues                                                                                            65,751               44,991

Station operating expenses                                                                              44,636               29,916
Depreciation, amortization, duopoly integration costs and acquisition
  related costs                                                                                         10,653                7,485

Corporate expenses                                                                                       1,569                1,035

Non-cash stock compensation                                                                                138                  156
Non-recurring and unusual charges                                                                        6,589                 --
                                                                                                    ----------            ---------
Total operating expenses                                                                                63,585               38,592
                                                                                                    ----------            ---------
Operating income                                                                                         2,166                6,399
Investment income                                                                                         (202)              (1,654)
Interest expense                                                                                        19,190               12,712
                                                                                                    ----------            ---------
Loss before income taxes and operations to be distributed to shareholders                              (16,822)              (4,659)
Income tax expense                                                                                         210                  285
                                                                                                    ----------            ---------
Loss before operations to be distributed to shareholders                                               (17,032)              (4,944)
Loss from operations to be distributed to shareholders, net of income tax
 benefit of $10,875                                                                                    (16,421)              (1,544)
                                                                                                    ----------            ---------
Net loss                                                                                               (33,453)              (6,488)

Redeemable preferred stock dividends and accretion                                                      10,350                7,952
                                                                                                    ----------            ---------
Net loss applicable to common stock                                                                   $(43,803)            $(14,440)
                                                                                                    ==========            =========
Loss per basic common share from continuing operations                                                  $(2.59)              $(1.41)
Loss per basic common share from operations to be distributed to shareholders                            (1.56)                (.17)
                                                                                                    ----------            ---------
Basic loss per common share                                                                             $(4.15)              $(1.58)
                                                                                                    ==========            =========
Weighted average common shares outstanding                                                          10,554,130            9,161,433
                                                                                                    ==========            =========

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                                     -----------------------------
                                                                                                         1998               1997
                                                                                                         ----               -----
OPERATING ACTIVITIES:
Net loss                                                                                                $ (33,453)        $  (6,488)
Loss from operations to be distributed to shareholders                                                     27,296             1,544
Adjustments to reconcile net loss to net cash provided by
 operating activities:
 Depreciation                                                                                               2,986             2,253
 Amortization                                                                                               7,546             4,932
 Noncash portion of non-recurring and unusual charges                                                       4,196              --
 Deferred income taxes                                                                                    (13,500)             --
Changes in assets and liabilities, net of amounts acquired:
 Accounts receivable                                                                                        6,794             6,076
 Prepaid and other assets                                                                                   6,140            (1,256)
 Accrued interest and dividends                                                                            12,098            11,966
 Accounts payable, accrued expenses and other liabilities                                                  (8,556)           (9,959)
                                                                                                        ---------         ---------
  Net cash provided by continuing operations                                                               11,547             9,068
 Cash from operating activities of SFX Entertainment                                                        9,140               307
                                                                                                        ---------         ---------
  Net cash provided by operating activities                                                                20,687             9,375
                                                                                                        ---------         ---------
INVESTING ACTIVITIES:
Purchase of stations and related businesses, net of cash acquired                                            --             (63,667)
Proceeds from sales of stations and other assets                                                            4,692               717
Deposits and other payments for pending acquisitions                                                          (59)          (14,545)
Purchase of property and equipment                                                                         (3,602)           (2,763)
Loans to officers                                                                                            --              (2,800)
                                                                                                        ---------         ---------
  Net cash provided by (used in) investing activities                                                       1,031           (83,058)
Cash from investing activities of SFX Entertainment                                                      (379,782)          (22,612)
                                                                                                        ---------         ---------
  Net cash used in investing activities                                                                  (378,751)         (105,670)
                                                                                                        ---------         ---------
FINANCING ACTIVITIES:
 Payments on long-term debt                                                                                  (100)          (50,123)
 Additions to debt issuance costs                                                                            --                 (52)
 Proceeds from issuance of senior and subordinated debt                                                      --              20,000
 Net proceeds from sales of preferred stock                                                                  --             215,258
 Dividends paid on preferred stock                                                                         (2,459)           (2,459)
 Proceeds from exercise of options, warrants and other                                                      3,759                46
                                                                                                        ---------         ---------
  Net cash provided by financing activities                                                                 1,200           182,670
 Cash from financing activities of SFX Entertainment                                                      458,654               (29)
                                                                                                        ---------         ---------
  Net cash provided by financing activities                                                               459,854           182,641
                                                                                                        ---------         ---------
 Net increase in cash and cash equivalents                                                                101,790            86,346
  Cash and cash equivalents at beginning of period                                                         30,666            30,601
 Cash of SFX Entertainment at the end of period                                                            93,992            (2,622)
                                                                                                        ---------         ---------
 Cash and cash equivalents at end of period                                                             $  38,464         $ 114,325
                                                                                                        =========         =========
 Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Interest                                                                                             $   7,085         $     841
   Income taxes                                                                                         $   1,267         $   1,441

  Issuance of 250,838 shares of Class A Common Stock and the assumption of $15.4 million of debt in connection with the Meadows Acquisition

                            See accompanying notes.

                    SFX BROADCASTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                  (unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------
                                                                            1998                   1997
                                                                            ----                   ----
Balance at beginning of year                                              $  74,825             $ 100,571

Redeemable preferred stock dividends and accretion                          (10,350)               (7,952)

Net tax liability on Spin-Off allocated to equity                          (105,975)                 --

Issuance of stock for acquisitions                                             --                   7,522

Other, principally shares issued pursuant to stock option plans               7,954                    47

   Net Loss                                                                 (33,453)               (6,488)
                                                                          ---------             ---------
Balance at March 31                                                       $ (66,999)            $  93,700
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


NOTE 4 - LIVE ENTERTAINMENT TRANSACTIONS

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

NOTE 5 - OTHER RECENT TRANSACTIONS

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

NOTE 6 - NON-RECURRING AND UNUSUAL CHARGES

     In the first quarter 1998, the Company recorded non-recurring and unusual charges of $6,589,000 which consisted primarily of (i) $4,196,000 of compensation expense related to stock options issued, (ii) $550,000 relating to the settlement of a lawsuit, (iii) $489,000 relating to the increase in value of certain SAR's and (iv) $1,354,000 of expenses, primarily legal, accounting and regulatory fees associated with the pending Merger.

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

     In 1998, the Company recorded non-recurring and unusual charges of $6,589,000 which consisted primarily of (i) $4,196,000 of compensation expense related to stock options issued, (ii) $550,000 relating to the settlement of a lawsuit, (iii) $489,000 relating to the increase in value of certain SARs and
(iv) $1,354,000 of expenses, primarily legal, accounting and regulatory fees associated with the Merger.

     Operating income was $2,166,000 for the 1998 quarter compared to an operating income of $6,399,000 for the same period in 1997 due to the results discussed above.

     Interest expense, net of interest income, increased 72% to $18,988,000 from $11,058,000 in the 1997 quarter, primarily due to interest on borrowings under the Credit Agreement which were used primarily to fund the 1997 Radio Acquisitions.

     The Company recorded an income tax expense of $210,000 in 1998 quarter, as compared to an income tax expense of $285,000 for the 1997 quarter, which was primarily related to state income taxes.

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

     The Company's net loss was $33,453,000 for the 1998 quarter compared to a net loss of $6,488,000 for the 1997 quarter due to the factors discussed above.

     Net loss applicable to common stock increased to $43,803,000 in the 1998 quarter from $14,440,000 in 1997 due to stock dividends on the Series E Preferred Stock issued in January 1997 and the increase in net loss discussed above.

     Broadcast Cash Flow increased 40% to $21,115,000 for the 1998 quarter from $15,075,000 for 1997. The increase was primarily a result of the inclusion of the results of the 1997 Radio Acquisitions of $4,023,000, as well as improved results at the Company's existing stations. On a same station basis, assuming all stations owned and operated as of March 31, 1998 were owned for all periods reported, Broadcast Cash Flow would have increased approximately 18% from 1997.

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

                                        SFX BROADCASTING, INC.

Date:  May 20, 1998                     By: /s/Thomas P. Benson
                                           --------------------
                                        Thomas P. Benson
                                        Chief Financial Officer,
                                        Vice President and Director