Form 10-Q
period 1998-06-30
CAPSTAR COMMUNICATIONS INC
filed 1998-08-14
CIK 908612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-22486

                          CAPSTAR COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      13-3649750
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             600 CONGRESS AVENUE                                   78701
                  SUITE 1400                                     (Zip Code)
                AUSTIN, TEXAS
   (Address of principal executive offices)

                                 (512) 340-7800
              (Registrant's telephone number, including area code)

                             ---------------------

     Indicate by check mark whether Capstar Communications, Inc. ("CCI") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate the number of shares outstanding of CCI's classes of common stock, as of the latest practicable date: As of July 31, 1998, 1,006 shares of Class A Common Stock, par value $.01 per share ("Common Stock"), of Capstar Communications, Inc. were outstanding. As of such date, there was no public market for the Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 1998

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets as of December 31, 1997 and June
         30, 1998 (unaudited)........................................      2
         Consolidated Statements of Operations for the three months ended June 30, 1997 and the two months ended May 31, 1998
         (predecessor) and the one month ended June 30, 1998
         (unaudited).................................................      3
         Consolidated Statements of Operations for the six months
         ended June 30, 1997 and the five months ended May 31, 1998
         (predecessor) and the one month ended June 30, 1998
         (unaudited).................................................      4
         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and the five months ended May 31,
         1998 (predecessor) and the one month ended June 30, 1998
         (unaudited).................................................      5
         Consolidated Statement of Shareholder's Equity for the six
         months ended June 30, 1998 (unaudited)......................      6
         Notes to Consolidated Financial Statements (unaudited)......      7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     15
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     23
         PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     24
Item 2.  Changes in Securities.......................................     25
Item 4.  Submission of Matters to a Vote of Security Holders.........     25
Item 6.  Exhibits and Reports on Form 8-K............................     25

     As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "CCI" refers to Capstar Communications, Inc., (formerly known as SFX Broadcasting, Inc.), a direct wholly-owned subsidiary of Capstar Radio Broadcasting Partners, Inc., (ii) the "Company" collectively refers to CCI and its subsidiaries, (iii) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Broadcasting Partners, Inc., (iv) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., whose outstanding common stock is owned by Capstar Broadcasting Corporation and (v) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation.

PART I  FINANCIAL INFORMATION

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              PREDECESSOR      COMPANY
                                                              ------------    ----------
                                                              DECEMBER 31,     JUNE 30,
                                                                  1997           1998
                                                              ------------    ----------
Current assets:
  Cash and cash equivalents.................................   $   24,686     $   21,321
  Accounts receivable, net of allowance for doubtful
     accounts of $2,264 and $2,998 at December 31, 1997 and
     June 30, 1998, respectively............................       71,241         80,325
  Assets under contract for sale............................       42,883             --
  Prepaid and other current assets..........................        3,109         11,096
  Receivable from SFX Entertainment.........................       11,539         52,500
                                                               ----------     ----------
          Total current assets..............................      153,458        165,242
Property and equipment, net.................................       74,829        107,905
Intangibles and other, net..................................    1,039,394      3,345,120
Net assets to be distributed to shareholders................      102,144             --
Other assets................................................        5,790          9,761
                                                               ----------     ----------
          Total assets......................................   $1,375,615     $3,628,028
                                                               ==========     ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $    8,665     $    4,705
  Accrued expenses..........................................       19,246         18,602
  Payable to former national sales representative...........       23,025          1,014
  Accrued interest..........................................        6,675          9,400
  Income taxes payable......................................           --         73,375
  Current portion of long-term debt.........................          610        617,398
                                                               ----------     ----------
          Total current liabilities.........................       58,221        724,494
Long-term debt, net of current portion......................      764,092        325,729
Deferred income taxes.......................................      102,681      1,004,751
                                                               ----------     ----------
          Total liabilities.................................      924,994      2,054,974
                                                               ----------     ----------
Redeemable Preferred Stock, aggregate liquidation preference
  of 390,025 and 252,603, respectively......................      375,796        283,578
                                                               ----------     ----------
Commitments and contingencies
Shareholder's equity:
  Class A Voting Common Stock, $.01 par value; 100,000,000
     and 200,000 shares Authorized; 614 and 1,000 shares
     issued; 612 and 1,000 shares outstanding at December
     31, 1997 and June 30, 1998, respectively...............            1              1
  Class B Voting Convertible Common Stock, $.01 par value;
     10,000,000 shares Authorized; 77 shares issued; and 68
     shares outstanding at December 31, 1997................            1             --
  Additional paid-in capital................................      185,642      1,289,475
  Treasury Stock; 11 shares at December 31, 1997............       (6,523)            --
  Retained earnings (deficit)...............................     (104,296)            --
                                                               ----------     ----------
          Total shareholder's equity........................       74,825      1,289,476
                                                               ----------     ----------
          Total liabilities and shareholder's equity........   $1,375,615     $3,628,028
                                                               ==========     ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        PREDECESSOR     PREDECESSOR        COMPANY
                                                       -------------    ------------    -------------
                                                       THREE MONTHS      TWO MONTHS       ONE MONTH
                                                           ENDED           ENDED            ENDED
                                                       JUNE 30, 1997    MAY 31, 1998    JUNE 30, 1998
                                                       -------------    ------------    -------------
Gross broadcast revenue..............................     $74,984         $ 66,964         $36,239
Less: agency commissions.............................       9,107            8,038           3,738
                                                          -------         --------         -------
  Net broadcast revenue..............................      65,877           58,926          32,501
                                                          -------         --------         -------
Station operating expenses...........................      39,585           33,599          16,550
Depreciation, amortization, duopoly integration costs
  and acquisition related costs......................       8,898            7,015           8,236
Corporate expenses, net of $190 allocated to SFX
  Entertainment in 1997..............................       1,793            1,500             593
Non-cash stock compensation..........................         156           74,061              --
Non-recurring and unusual charges, including
  adjustments to Broadcast rights agreement..........          --           10,344              --
                                                          -------         --------         -------
Total operating expenses.............................      50,432          126,519          25,379
                                                          -------         --------         -------
Operating income (loss)..............................      15,445          (67,593)          7,122
Investment income....................................        (250)            (151)            (21)
Interest expense.....................................      14,133           12,375           6,946
                                                          -------         --------         -------
Income (loss) from continuing operations before
  income taxes.......................................       1,562          (79,817)            197
Income tax expense...................................         320               --              61
                                                          -------         --------         -------
Income (loss) from continuing operations.............       1,242          (79,817)            136
                                                          -------         --------         -------
Discontinued operations:
  Income (loss) from operations to be distributed to
     shareholders net of taxes.......................       1,835           (1,813)             --
                                                          -------         --------         -------
Net income (loss)....................................       3,077          (81,630)            136
Dividends and accretion on preferred stocks..........       9,845            6,914           2,402
                                                          -------         --------         -------
Net loss attributable to common stock................     $(6,768)        $(88,544)        $(2,266)
                                                          =======         ========         =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          PREDECESSOR    PREDECESSOR       COMPANY
                                                         -------------   ------------   -------------
                                                          SIX MONTHS     FIVE MONTHS      ONE MONTH
                                                             ENDED          ENDED           ENDED
                                                         JUNE 30, 1997   MAY 31, 1998   JUNE 30, 1998
                                                         -------------   ------------   -------------
Gross broadcast revenue................................    $125,978       $ 141,369        $36,239
Less: agency commissions...............................      15,110          16,692          3,738
                                                           --------       ---------        -------
  Net broadcast revenue................................     110,868         124,677         32,501
                                                           --------       ---------        -------
Station operating expenses.............................      69,501          78,235         16,550
Depreciation, amortization, duopoly integration costs
  and Acquisition related costs........................      16,383          17,668          8,236
Corporate expenses, net of $1,048 allocated to SFX
  Entertainment in 1997................................       2,828           3,069            593
Non-cash stock compensation............................         312          74,199             --
Non-recurring and unusual charges, including
  adjustments to Broadcast rights agreement............          --          35,318             --
                                                           --------       ---------        -------
          Total operating expenses.....................      89,024         208,489         25,379
                                                           --------       ---------        -------
Operating income (loss)................................      21,844         (83,812)         7,122
Investment income......................................      (1,904)           (352)           (21)
Interest expense.......................................      26,845          31,564          6,946
                                                           --------       ---------        -------
Income (loss) from continuing operations before income
  taxes................................................      (3,097)       (115,024)           197
Income tax expense.....................................         605             210             61
                                                           --------       ---------        -------
Income (loss) from continuing operations...............      (3,702)       (115,234)           136
                                                           --------       ---------        -------
Discontinued operations:
Income (loss) from operations to be distributed to
  shareholders, net of taxes...........................         291         (99,389)            --
                                                           --------       ---------        -------
Net income (loss)......................................      (3,411)       (214,623)           136
Dividends and accretion on preferred stocks............      17,797          17,264          2,402
                                                           --------       ---------        -------
Net loss attributable to common stock..................    $(21,208)      $(231,887)       $(2,266)
                                                           ========       =========        =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          PREDECESSOR    PREDECESSOR       COMPANY
                                                         -------------   ------------   -------------
                                                          SIX MONTHS     FIVE MONTHS      ONE MONTH
                                                             ENDED          ENDED           ENDED
                                                         JUNE 30, 1997   MAY 31, 1998   JUNE 30, 1998
                                                         -------------   ------------   -------------
Cash provided by (used in) continuing operations.......    $  (3,547)     $ (22,704)      $  (1,681)
Cash from operating activities of SFX Entertainment....        7,635         10,988              --
                                                           ---------      ---------       ---------
Net cash provided by (used in) operating activities....        4,088        (11,716)         (1,681)
                                                           ---------      ---------       ---------
Investing activities:
  Purchase of stations and related businesses, net of
     cash acquired.....................................     (318,460)            --        (238,361)
  Proceeds from sales of stations and other assets.....          950          4,692         109,091
  Deposits and other payments for pending
     acquisitions......................................       (9,915)            --            (117)
  Purchase of property and equipment...................       (5,912)        (5,138)         (1,065)
  Loans and advances to related parties................       (2,800)            --              --
  Other investing activities...........................           --           (215)            (26)
                                                           ---------      ---------       ---------
Net cash used in investing activities..................     (336,137)          (661)       (130,478)
  Cash used in investing activities of SFX
     Entertainment.....................................      (70,705)      (397,681)             --
                                                           ---------      ---------       ---------
Net cash used in investing activities..................     (406,842)      (398,342)       (130,478)
                                                           ---------      ---------       ---------
Financing activities:
  Payments on long-term debt and credit facilities.....      (50,171)          (141)       (382,301)
  Additions to debt issuance costs.....................       (1,186)            --              --
  Proceeds from issuance of long term debt and credit
     facilities........................................      267,000             --         522,314
  Net proceeds from sales of preferred stock...........      215,304             --              --
  Proceeds from issuance of common stock to
     shareholders......................................           --         17,177              --
  Cash transferred to SFX Entertainment................      (79,541)            --              --
  Preferred stock dividends............................       (4,918)        (2,459)         (2,430)
                                                           ---------      ---------       ---------
  Stock, redemptions, retirements and other
Net cash provided by financing activities..............      346,488         14,577         137,583
  Cash provided by financing activities of SFX
     Entertainment.....................................       79,294        467,874              --
                                                           ---------      ---------       ---------
Net cash provided by financing activities..............      425,782        482,451         137,583
                                                           ---------      ---------       ---------
Net increase in cash and equivalents...................       23,028         72,393           5,424
Cash and cash equivalents at beginning of period.......       30,601         24,686          15,897
Net (increase) decrease in cash of SFX Entertainment...      (16,224)       (81,182)             --
                                                           ---------      ---------       ---------
Cash and cash equivalents at end of period.............    $  37,405      $  15,897       $  21,321
                                                           =========      =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         CLASS A             CLASS B
                                      COMMON STOCK        COMMON STOCK
                                    -----------------   -----------------                           RETAINED        TOTAL
                                     NUMBER      PAR     NUMBER      PAR     PAID-IN     TREASURY   EARNINGS    SHAREHOLDER'S
                                    OF SHARES   VALUE   OF SHARES   VALUE    CAPITAL      STOCK     (DEFICIT)      EQUITY
                                    ---------   -----   ---------   -----   ----------   --------   ---------   -------------
Balance at January 1, 1998
  (Predecessor)...................      614     $  1       77       $   1   $  185,642   $(6,523)   $(104,296)   $   74,825
Dividends and accretion on
  Preferred Stock.................       --       --       --          --      (17,264)       --           --       (17,264)
Non cash compensation.............       --       --       --          --       74,061        --           --        74,061
Spin-off of SFX Entertainment.....       --       --       --          --       34,329        --           --        34,329
Other, principally shares issued
  pursuant to stock option plan...       23       --       --          --       13,418        --           --        13,418
Net loss..........................       --       --       --          --           --        --     (214,623)     (214,623)
                                      -----     ----       --       -----   ----------   -------    ---------    ----------
Balance at May 31, 1998
  (Predecessor)...................      637     $  1       77       $   1   $  290,186   $(6,523)   $(318,919)   $  (35,254)
                                      =====     ====       ==       =====   ==========   =======    =========    ==========
Balance at June 1, 1998
  (Company).......................       --     $ --       --       $  --   $       --   $    --    $      --    $       --
Issuance of Common Stock..........    1,000        1       --          --    1,282,948        --           --     1,282,949
Capital contribution by Parent....       --       --       --          --        8,794        --           --         8,794
Dividends and accretion on
  Preferred Stock.................       --       --       --          --       (2,267)       --         (136)       (2,403)
Net income (loss).................       --       --       --          --           --        --          136           136
                                      -----     ----       --       -----   ----------   -------    ---------    ----------
Balance at June 30, 1998
  (Company).......................    1,000     $  1       --       $  --   $1,289,475   $    --    $      --    $1,289,476
                                      =====     ====       ==       =====   ==========   =======    =========    ==========

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and six month periods ended June 30, 1997 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for SFX Broadcasting, Inc. ("SFX" or "Predecessor") included in its Form 10-K for the year ended December 31, 1997.

     On April 27, 1998, SFX distributed the net assets (the "Spin-Off") of its live entertainment business ("SFX Entertainment") pro-rata to its stockholders and the holders of certain warrants, options, and stock appreciation rights.

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("Parent"), acquired SFX Capstar Communications, Inc., which has been renamed ("CCI"). The acquisition was effected through the merger (the "Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent, with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by Parent resulted in a change of control of SFX. As a result of the Merger, SFX became a direct wholly-owned subsidiary of Capstar Radio.

     The holders of (i) Class A common stock, par value $.01 per share ("CCI Class A Common Stock"), of SFX were paid $75.00 per share, (ii) Class B common stock, par value $.01 per share ("CCI Class B Common Stock"), of SFX were paid $97.50 per share, (iii) Series C Redeemable Preferred Stock, par value $.01 per share ("CCI Series C Preferred Stock"), of SFX were paid $1,009.73 per share, and (iv) Series D Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share ("CCI Series D Preferred Stock" and together with the CCI Class A Common Stock, CCI Class B Common Stock, and CCI Series C Preferred Stock, the "CCI Stock"), of SFX were paid $82.4025 per share. Each issued and outstanding share of 12 5/8% Series E Cumulative Exchangeable Preferred Stock, par value $.01 per share ("CCI Series E Preferred Stock"), of SFX remained outstanding. From and after the effective time of the Merger (as defined below), each option or warrant to purchase shares of the capital stock of SFX represented only the right to receive cash from CCI (net of any applicable exercise price). The total consideration paid in the Merger was approximately $1,500,000 (the "Merger Consideration"), including the repayment of the outstanding balance under the existing credit facility of SFX (the "SFX Credit Facility") of approximately $313,000.

     In connection with the Merger and other related transactions, the Company
(i) acquired and disposed of certain assets and stock as described in Note 2 and
(ii) borrowed approximately $441,400 in cash from Capstar Radio (the "Capstar Radio Loan") under a revolving credit note with Capstar Radio (the "Capstar Radio Note"). The Capstar Radio Note is a $1,400,000 revolving credit agreement with interest payable quarterly at an annual floating rate equal to the per annum interest rate available to Capstar Radio under its credit facility (the "Capstar Credit Facility") for revolving loans that are Eurodollar loans with a three month interest period applicable thereto.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pursuant to the terms of the Merger, all net working capital of the Company on May 29, 1998, as determined in accordance with the merger agreement, will be paid to SFX Entertainment by the Company or any net negative working capital will be paid to the Company by SFX Entertainment. Management believes that the working capital on May 29, 1998 was negative in the amount of approximately $8,000. Currently, this amount is being audited and the balance due to or owing by the Company will be finally determined during the quarter ended September 30, 1998.

     CCI estimates that in connection with (i) the Spin-Off and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $94.0 million. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (including any tax liability of CCI arising from such indemnification payments), which full indemnity payments are presently estimated to be approximately $105 million. On June 30, 1998, CCI received approximately $52.5 million in cash from SFX Entertainment in partial payment of SFX Entertainment's indemnity obligation. It is anticipated that CCI will receive approximately $26.3 million in cash from SFX Entertainment on both September 30, 1998 and December 31, 1998. In connection with certain asset divestiture transactions occurring immediately after the Merger, CCI incurred a federal income tax liability of approximately $26.0 million. These federal income taxes resulting from the Spin-Off and the divestiture transactions will be due in full by March 15, 1999.

     The operations of SFX Entertainment have been presented in the financial statements as discontinued operations pursuant to the Spin-Off. During the six months ended June 30, 1998, revenue and loss from operations for SFX Entertainment were $122,700 and $99,400, respectively. Included in operating expenses is $1,300 of allocated corporate expenses. Additionally, interest expense relating to the debt that was distributed to the stockholders pursuant to the Spin-Off of $6,700 has been allocated to SFX Entertainment. The Company provided various administrative services to SFX Entertainment. It is the Company's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what SFX Entertainment would have incurred on a stand-alone basis.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company accounted for the Merger under the purchase method of accounting, following the accounting treatment in accordance with push-down accounting, whereby the Company recorded the purchase price allocation in its financial statements. For financial reporting purposes, the Company accounted for the transaction effective June 1, 1998. As of June 1, 1998, the Company made a preliminary allocation of the purchase price to the net assets acquired. The purchase price was allocated to assets and liabilities based on their respective fair values at June 1, 1998, as adjusted, as listed in the table below which represents the components of the opening balance sheet.

Cash........................................................  $   15,897
Receivables.................................................      75,970
Other current assets........................................       4,562
Receivable from SFX Entertainment...........................     105,000
Receivable from Capstar Radio...............................       8,294
Land........................................................       5,536
Buildings and improvements..................................      11,944
Broadcasting equipment and other............................      68,412
Broadcast licenses..........................................   3,184,516
Goodwill....................................................       1,000
Other assets................................................         352
Accounts payable............................................     (12,031)
Accrued expenses............................................     (11,340)
Payable to former national sales representative.............      (7,014)
Accrued interest............................................      (6,782)
Income tax payable..........................................    (107,000)
Long-term debt..............................................    (811,624)
Capital lease obligations...................................        (138)
Deferred income taxes.......................................    (959,000)
Preferred stock.............................................    (283,605)
                                                              ----------
Shareholder's net equity....................................  $1,282,949
                                                              ==========

     In connection with the merger, the Company amended its charter to provide for 10,210,000 shares of authorized stock consisting of 200,000 shares of Common Stock and 10,010,000 shares of preferred stock, par value $0.01. Upon the filing of the amendment all existing outstanding common shares were immediately converted to .000064592 new Class A common shares. All share information included in the accompanying financial statements and notes thereto (with the exception of authorized shares) has been retroactively adjusted to reflect the reverse split.

     The consolidated financial statements include the accounts of CCI and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements beginning after December 15, 1997.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88 or 106. This pronouncement is effective for financial statements beginning after December 15, 1997.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

NOTE 3 -- ACQUISITION AND DISPOSITION OF BROADCASTING PROPERTIES

     On February 20, 1998, Capstar Broadcasting and Chancellor Media Corporation of Los Angeles ("Chancellor Media") entered into a letter Agreement (the "Chancellor Exchange Agreement") pursuant to which Capstar Broadcasting agreed to exchange 11 SFX stations in the Dallas, Houston, San Diego and Pittsburgh markets ("Chancellor Exchange Stations") having an aggregate deemed market value of $637,500 for certain stations to be acquired by Chancellor Media during the three-year period ending February 20, 2001 (the "Exchange Period"). SFX station KODA-FM, which is a Chancellor Exchange Station, was exchanged for certain radio stations in the Austin, Texas and the Jacksonville, Florida markets concurrently with the consummation of the Merger. The remaining Chancellor Exchange Stations will be exchanged for mid-sized market radio stations to be identified by Capstar Broadcasting and paid for by Chancellor Media. Capstar Broadcasting and Chancellor Media intend for the exchange transactions to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Capstar Broadcasting, however, bears all risks related to the tax treatment of the exchanges. Capstar Broadcasting has agreed not to solicit, initiate or encourage the submission of proposals for the acquisition of the Chancellor Exchange Stations or to participate in any discussions for such purpose during the Exchange Period, other than as contemplated under the Chancellor Exchange Agreement. Concurrently with the consummation of the Merger, Chancellor Media began providing services to the Chancellor Exchange Stations (other than KODA-FM, which was acquired, via a like-kind exchange by Chancellor Media) pursuant to separate local marketing agreements ("LMAs") until such stations are exchanged. Chancellor Media retains the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. As of June 30, 1998, the Company earned LMA fees of approximately $4,000 from the Chancellor Exchange Stations. The LMA fees earned by the Company will decrease as Chancellor Exchange Stations are exchanged.

     On May 21, 1998, SFX completed the acquisition of three radio stations (two FM and one AM) in the Nashville, Tennessee market from Sinclair Broadcasting Group for an aggregate purchase price of approximately $35,000 in cash.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On May 29, 1998, the Company exchanged station KODA-FM in Houston, Texas for Chancellor Media radio stations WAPE-FM and WFYV-FM in Jacksonville, Florida and approximately $90,250 in cash (the "KODA Exchange"). In an exchange under
Section 1031 of the Code, indirect, wholly-owned subsidiaries of CCI, through a qualified intermediary, used the $90,250 in cash received from Chancellor Media to acquire radio stations KASE-FM, KVET-AM and KVET-FM in Austin, Texas. The deemed value of the KODA Exchange was $143,250.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale (the "Daytona Disposition") of the assets of one FM radio station in the Daytona Beach, Florida market for consideration of approximately $11,500 in cash to Clear Channel Metroplex, Inc. and Clear Channel Metroplex Licensee, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale (the "Long Island Disposition") of the assets of four radio stations (three FM and one AM) in the Long Island, New York market for an aggregate sale price of $46,000 in cash to Cox Radio, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company, completed the sale (the "Houston -- KKPN Disposition") of the assets of one FM radio station in the Houston, Texas market for $54,000 in cash to HBC Houston, Inc. and HBC Houston License Corporation. Pursuant to an agreement with Chancellor Media, the Company paid 50% of the sale proceeds in excess of $50,000, approximately $1,700, to Chancellor Media.

     For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method of accounting, with the purchase price allocated to the assets acquired (principally intangible assets) and the liabilities assumed based on their estimated fair values at the dates of acquisition. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and subject to final adjustment. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as FCC licenses and goodwill. The assets and liabilities of these acquisitions and the results of their operations and cash flows for the period from the date of acquisition are included in the accompanying consolidated financial statements.

     On May 29, 1998, Capstar Radio sold all of the outstanding capital stock of Patterson Broadcasting, Inc. (which then owned and operated or programmed 22 FM and 12 AM stations) to the Company for approximately $223,500 in cash and approximately $8,000 due under the Capstar Radio Note. In addition, Pacific Star Communications, Inc., a wholly-owned subsidiary of Capstar Radio, sold radio stations KJSN-FM, KFIV-FM, KJAX-AM and KFRY-FM in the Modesto/Stockton, California market to the Company for approximately $6,500 in cash. The Company funded the acquisition of Patterson Broadcasting, Inc. and certain stations of Pacific Star Communications, Inc. with proceeds from a loan by Bankers Trust Company, which loan was refinanced with borrowings under the Capstar Radio Note.

     For financial reporting purposes, the transaction in the preceding paragraph has been treated as a transaction between entities under common control. Accordingly, the assets and liabilities so acquired have been recorded by the Company at historical cost in a manner similar to that in pooling-of-interests accounting. The operating results of these businesses have been included in the Company's financial statements from the date of acquisition, the earliest date for which common control of both entities existed.

     Unaudited proforma results of the Company for the aforementioned acquisitions and dispositions which were completed during the six months ended June 30, 1998, including the Merger, as if they were purchased or sold on January 1, 1997, including adjustments for amortization of asset value changes based on fair value

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

adjustments, amortization of the excess cost over fair value of assets acquired and interest expense related to acquisition indebtedness and the elimination of non-recurring expenses related to the Merger, are as follows:

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Net revenue.................................................  $160,735   $173,629
                                                              ========   ========
Net loss from continuing operations.........................   (14,989)   (18,606)
                                                              ========   ========

     On August 10, 1998, the Company exchanged one AM station in Pittsburgh, Pennsylvania for another AM station in Cleveland, Ohio. The $5 million carrying value of the station's net assets exchanged approximate the fair value of the net assets received.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               DEPRECIABLE
                                               DEPRECIATION       LIFE       DECEMBER 31,   JUNE 30,
                                                  METHOD         (YEARS)         1997         1998
                                               -------------   -----------   ------------   --------
Buildings and improvements...................  Straight-line      5-20         $ 18,295     $ 16,044
Broadcasting and other Equipment.............  Straight-line      3-20           67,821       85,986
                                                                               --------     --------
                                                                                 86,116      102,030
Accumulated depreciation and Amortization....                                   (17,456)        (865)
                                                                               --------     --------
                                                                                 68,660      101,165
Land.........................................                                     6,169        6,740
                                                                               --------     --------
                                                                               $ 74,829     $107,905
                                                                               ========     ========

NOTE 5 -- LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

     Debt consists of the following:

                                                              DECEMBER 31,   JUNE 30,
                                                                  1997         1998
                                                              ------------   ---------
Capstar Radio Note..........................................    $     --     $ 444,763
Senior subordinated notes...................................     450,556       497,671
SFX Credit Facility.........................................     313,000
Other.......................................................       1,146           693
                                                                --------     ---------
                                                                 764,702       943,127
Less: current portion.......................................        (610)     (617,398)
                                                                --------     ---------
                                                                $764,092     $ 325,729
                                                                ========     =========

     On July 3, 1998, (i) pursuant to the terms of the indenture governing CCI's 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% CCI Notes"), CCI redeemed $154,000 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172,800 including a $16,600 redemption premium and $2,200 of accrued interest and (ii) pursuant to the terms of the Certificate of Designation that governs the CCI Series E Preferred Stock (the "CCI Certificate of Designation"), CCI redeemed $119,600 aggregate liquidation preference, or 1,196,011 shares of the CCI Series E Preferred Stock for an aggregate purchase

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

price of $141,800, including a $15,100 redemption premium and $7,000 of accrued dividends. To fund these purchases, Capstar Radio contributed $314,510 in cash in exchange for stock of CCI.

     The Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and CCI's 11 3/8% Senior Subordinated Notes due 2000 (the "11 3/8% CCI Notes") and under the CCI Certificate of Designation. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes, 11 3/8% CCI Notes and CCI Series E Preferred Stock, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998 (i) $1,866 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1,915 including a $18 purchase premium and $31 of accrued interest and (ii) $500 aggregate liquidation preferences, or 5,004 shares, of the CCI Series E Preferred Stock for aggregate purchase price of $536, including a $5 purchase premium and $31 of accrued dividends. No 11 3/8% CCI Notes were tendered for repurchase.

     To facilitate the Spin-Off, SFX Entertainment's 1998 acquisitions and its financing thereof, the Predecessor sought and obtained consents from the holders of its the 10 3/4% CCI Notes and the holders of the CCI Series E Preferred Stock. In connection with these consents, the Company modified certain covenants. Management anticipates that the Company will be in compliance with these covenants in the foreseeable future. Fees and expenses of approximately $18,000 were incurred by the Company in connection with the consent solicitations and were reimbursed by SFX Entertainment with the proceeds of the Notes. Such charges are included in non-recurring and unusual charges.

NOTE 6 -- NON-RECURRING AND UNUSUAL CHARGES

     In the first quarter of 1998, the Predecessor recorded non-recurring and unusual charges of $24,974 which consisted primarily of (i) $4,196 of compensation expense related to stock options issued, (ii) $550 relating to the settlement of a lawsuit, (iii) $489 relating to the increase in value of certain SAR's, (iv) $16,600 relating to the consent solicitations from the holders of 10 3/4% CCI Notes and the holders of the CCI Series E Preferred Stock in connection with the Spin-off and (v) $3,139 of expenses, primarily legal, accounting and regulatory fees associated with the merger and the consent solicitations.

     In the second quarter of 1998, the Predecessor recorded non-recurring and unusual charges of $10,344 which consisted primarily of (i) $1,358 compensation expense related to bonuses and stock options issued, (ii) $870 related to lawsuits, (iii) $3,116 of expenses, primarily legal, accounting and regulatory fees associated with the merger and consent solicitations, and (iv) $5,000 related to a brokers contract due upon a change in control.

NOTE 7 -- NONCASH STOCK COMPENSATION

     In connection with the Merger, SFX redeemed all outstanding options and warrants of SFX resulting in noncash compensation of approximately $74,000. Capstar Radio reimbursed SFX for this redemption and SFX recorded a corresponding credit to paid-in capital.

NOTE 8 -- INTERCOMPANY MATTERS

     The Company is charged by its Parent for corporate services through a monthly corporate overhead allocation charge. Such charge is based on factors of direct usage and in the opinion of management, is reasonable and approximates what the Company would have incurred on a stand-alone basis.

     Subsequent to the Merger, the Company's operating results are included in the consolidated federal income tax return of its parent. Tax provisions in the accompanying financial statements have been prepared on a stand-alone basis with any net current tax liability due to federal taxing authorities resulting from

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

inclusion of the Company's activities in its parents consolidated tax return being reflected as due to its parent under the Capstar Radio Note.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this Quarterly Report on Form 10-Q.

     A radio broadcast company's revenues are derived primarily from the sale of time to local and national advertisers. Those revenues are affected by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and resulting ratings). Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Radio stations attempt to maximize revenues by adjusting rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

     Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being lowest in the first calendar quarter and highest in the second and fourth calendar quarters of each year. A radio station's operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, a radio station's ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

     The Company's results of operations from period to period have not historically been comparable because of the impact of the various acquisitions and dispositions that the Company has completed.

     On May 29, 1998, Parent acquired SFX in a transaction effected through the merger of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent, with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by Parent resulted in a change of control of SFX. As a result of the Merger, SFX became a direct wholly-owned subsidiary of Capstar Radio. For financial reporting purposes, the Company accounted for the transaction effective June 1, 1998. The description of results of operations for the 6 months ended June 30, 1998, includes operations of the Predecessor for the five months ended May 31, 1998 and the results of the Company for one month ended June 30, 1998.

     As of June 30, 1998, the Company currently owns and operates, provides programming to or sells advertising on behalf of 115 radio stations located in 29 markets.

     In the following analysis, management discusses broadcast cash flow and EBITDA (before noncash compensation expense). Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, and noncash compensation expense. EBITDA (before noncash compensation expense) consists of operating income before depreciation, amortization and noncash compensation expense. Although broadcast cash flow and EBITDA (before noncash compensation expense) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA (before noncash compensation) should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP or as a measure of liquidity or profitability.

RESULTS OF OPERATIONS

     The following table presents summary supplemental historical consolidated financial data of the Company for the three months ended June 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                1997          1998
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue...............................................   $65,877      $ 91,427
  Station operating expenses................................    39,585        50,149
  Depreciation and amortization.............................     8,898        15,251
  Corporate expenses........................................     1,793         2,093
  Non-cash compensation.....................................       156        74,061
  Non-recurring and unusual charges.........................        --        10,344
  Operating income (loss)...................................    15,445       (60,471)
  Interest expense..........................................    14,133        19,321
  Income (loss) from continuing operations..................     1,242       (79,681)
  Net loss attributable to common stock.....................   $(6,768)     $(90,810)
OTHER DATA:
  Broadcast cash flow(1)....................................   $26,292      $ 41,279
  Broadcast cash flow margin................................      39.9%         45.1%
  EBITDA from continuing operations (before noncash
     compensation expense)(2)...............................    24,499        39,185

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and non-cash compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this may not be compared to similarly titled measures employed by other companies.

(2) EBITDA from continuing operations (before non-cash compensation expense and non-recurring and unusual charges) consists of operating income before depreciation, amortization and noncash compensation expense. Although EBITDA (before non-cash compensation expense) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before non-cash compensation expense) is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

  Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $25.5 million or 38.7% to $91.4 million for the three months ended June 30, 1998 from $65.9 million for the three months ended June 30, 1997. On a same station basis, for stations owned and operated as of June 30, 1998, net revenue increased $9.8 million or 11.3% to $97.2 million from $87.4 million in the six months ended June 30, 1997. The increase is primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $10.5 million or 26.5% to $50.1 million for the three months ended June 30, 1998 from $39.6 million for the three months ended June 30, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the JSAs and the LMAs entered into during the periods ended June 30, 1998 and 1997. On a same station basis, for stations owned or operated as of June 30, 1998, operating expenses increased $4.3 million or 9.5% to $49.6 million from $45.3 million in the period ended June 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 51.8% in 1997 to 51.0% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, corporate expenses increased $0.3 million or 16.7% to $2.1 million for the three months ended June 30, 1998 from approximately $1.8 million for the three months ended June 30, 1997.

     Other Operating Expenses. Depreciation and amortization increased $6.4 million or 71.9% to $15.3 million for the three months ended June 30, 1998 from $8.9 million for the three months ended June 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Non-cash compensation expense increased $73.9 million or 47,375.0% to $74.1 million in the three months ended June 30, 1998 from $0.2 million in the three months ended June 30, 1997 primarily due to the purchase of all outstanding options and warrants on May 29, 1998 by the Predecessor.

     Other Expenses (Income). Interest expense increased $5.2 million or 36.9% to $19.3 million in the three months ended June 30, 1998 from $14.1 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions.

     Income (Loss) From Continuing Operations. As a result primarily of non-cash compensation and non-recurring and unusual charges, income (loss) from continuing operations changed by $80.9 million to a $79.7 million loss for the three months ended June 30, 1998 from a $1.2 million income for the three months ended June 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $15.0 million or 57.0% to $41.3 million for the three months ended June 30, 1998 from $26.3 million for the three months ended June 30, 1997. The broadcast cash flow margin was 45.1% for the three months ended June 30, 1998 compared to 39.9% for the three months ended June 30, 1997.

     EBITDA (before non-cash compensation expense). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before non-cash compensation expense) increased $14.7 million or 60.0% to $39.2 million for the three months ended June 30, 1998 from $24.5 million for the three months ended June 30, 1997. The EBITDA (before non-cash compensation expense) margin for the three months ended June 30, 1998 was 42.9% compared to 37.2% for the three months ended June 30, 1997.

     The following table presents summary supplemental historical consolidated financial data of the Company for the Six months ended June 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue...............................................  $ 110,868    $ 157,178
  Station operating expenses................................     69,501       94,785
  Depreciation and amortization.............................     16,383       25,904
  Corporate expenses........................................      2,828        3,662
  Non-cash compensation.....................................        312       74,199
  Non-recurring and unusual charges.........................         --       35,318
  Operating income (loss)...................................     21,844      (76,690)
  Interest expense..........................................     26,845       38,510
  Loss from continuing operations...........................     (3,702)    (115,098)
  Net loss attributable to common stock.....................  $ (21,208)   $(234,153)
OTHER DATA:
  Broadcast cash flow(1)....................................  $  41,367    $  62,393
  Broadcast cash flow margin................................       37.3%        39.7%
  EBITDA from continuing operations (before noncash
     Compensation expense)(2)...............................     38,539       58,731
  Cash flows from continuing operations related to:
  Operating activities......................................     (3,547)     (24,385)
  Investing activities......................................   (336,137)    (131,139)
  Financing activities......................................    346,488      152,160
  Capital expenditures......................................  $  (5,912)   $  (6,203)

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and non-cash compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this may not be compared to similarly titled measures employed by other companies.

(2) EBITDA from continuing operations (before non-cash compensation expense and nonrecurring unusual charges) consists of operating income before depreciation, amortization and non-cash compensation expense. Although EBITDA (before non-cash compensation expense) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before non-cash compensation expense) is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

  Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $46.3 million or 41.7% to $157.2 million for the six months ended June 30, 1998 from $110.9 million for the six months ended June 30, 1997. On a same station basis, for stations owned or operated as of June 30, 1998, net revenue increased $12.9 million or 8.0% to $173.6 million from $160.7 million in the six months ended June 30, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $25.3 million or 36.4% to $94.8 million for the six months ended June 30, 1998 from $69.5 million for the six months ended June 30, 1997. On a same station basis, for stations owned or operated as of June 30, 1998, operating expenses increased $4.5 million or 5.1% to $93.7 million from $89.2 million in the period ended June 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 55.5% in 1997 to 54.0% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed cost over a larger revenue base.

     Corporate Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, corporate expenses increased $0.9 million or 32.1% to $3.7 million for the six months ended June 30, 1998 from approximately $2.8 million for the six months ended June 30, 1997.

     Other Operating Expenses. Depreciation and amortization increased $9.5 million or 57.9% to $25.9 million for the six months ended June 30, 1998 from $16.4 million for the six months ended June 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Non-cash compensation expense increased $73.9 million or 24,633.3% to $74.2 million in the six months ended June 30, 1998 from $0.3 million in the six months ended June 30, 1997 primarily due to the purchase of all outstanding options and warrants on May 29, 1998 by the Predecessor.

     Other Expenses (Income). Interest expense increased $11.7 million or 43.7% to $38.5 million in the six months ended June 30, 1998 from $26.8 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions. Interest income decreased approximately $1.5 million to approximately $0.4 million for the six months ended June 30, 1998 from approximately $1.9 million in other income in the same period in 1997.

     Loss From Continuing Operations. Due to the impact of the various acquisitions and dispositions that the Company has completed, loss from continuing operations increased $111.4 million to $115.1 million for the six months ended June 30, 1998 from $3.7 million for the six months ended June 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $21.0 million or 50.7% to $62.4 million for the six months ended June 30, 1998 from $41.4 million for the six months ended June 30, 1997. The broadcast cash flow margin was 39.7% for the six months ended June 30, 1998 compared to 37.3% for the six months ended June 30, 1997.

     EBITDA (before non-cash compensation expense). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before non-cash compensation expense) increased $20.2 million or 52.5% to $58.7 million for the six months ended June 30, 1998 from $38.5 million for the six months ended June 30, 1997. The EBITDA (before non-cash compensation expense) margin for the six months ended June 30, 1998 was 37.4% compared to 34.8% for the six months ended June 30, 1997.

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

     CCI estimates that in connection with (i) the Spin-Off and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $94.0 million. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (including any tax liability of CCI arising from such indemnification payments), which full indemnity payments are presently estimated to be approximately $105.0 million. On June 30, 1998, CCI received approximately $52.5 million in cash from SFX Entertainment in partial payment of SFX Entertainment's indemnity obligation. It is anticipated that CCI will receive approximately $26.3 million in cash from SFX Entertainment on both September 30, 1998 and December 31, 1998. In connection with certain asset divestiture transactions occurring immediately after the Merger, CCI incurred a federal income tax liability of approximately $26.0 million. These federal income taxes resulting from the Spin-Off and the divestiture transactions will be due in full by March 15, 1999.

     Pursuant to the terms of the Merger, all net working capital of the Company as of May 29, 1998, as determined in accordance with the merger agreement, will be paid to SFX Entertainment by the Company or any negative working capital will be paid to the Company by SFX Entertainment. Management believes that the working capital on May 29, 1998 was negative in the amount of approximately $8 million. Such amount is currently being audited and the balance due to or owing by the Company will be finally determined during the third fiscal quarter of 1998.

     On May 29, 1998, the Company borrowed approximately $438.2 million (the "BT Loan") from Bankers Trust Company and used such proceeds to repay the approximately $317.7 million outstanding balance (including principal and interest) of the SFX Credit Facility and purchased Patterson Broadcasting, Inc. and certain radio stations from Pacific Star Communications, Inc. from Capstar Radio.

     On May 29, 1998, the Company received proceeds of approximately $109.1 million in cash from the Houston-KKPN Disposition, the Long Island Disposition and the Daytona Disposition, the proceeds of which were used to fund in part the acquisition of Patterson Broadcasting, Inc. and certain radio stations from Pacific Star Communications, Inc.

     On May 29, 1998, the Company also entered into the Capstar Radio Note, which is payable on the earlier of demand or May 31, 2005. On such date, the Company borrowed approximately $441.4 million, which was used in part to repay the BT Loan. The Capstar Radio Note consists of a $1.4 million revolver. Borrowings under the Capstar Radio Note bear interest at the per annum interest rate available to Capstar Radio under the Capstar Credit Facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto. Interest is payable quarterly commencing on August 31, 1998, and thereafter on the last day of each November, February, May and August during the term of the Capstar Radio Note and at maturity. Advances under the Capstar Radio Note may be made only if, among other things, at the time such advance is made (both before and after giving effect thereto) such additional indebtedness is permitted pursuant to the terms of the indenture governing the 10 3/4% CCI Notes and the CCI Certificate of Designation. The Company as of July 31, 1998 had borrowings of approximately $440 million outstanding under the Capstar Radio Note with a weighted average effective interest rate of 7.7% per annum.

     On May 29, 1998, Chancellor Media began to provide services for ten large market stations under separate LMAs with the Company for approximately $49.4 million per year for up to three years after the consummation of the Merger. In addition, Chancellor Media agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period, with corresponding decreases in the amount of the LMA fees received by the Company as stations are exchanged. No assurances can be given that stations acquired by the Company will generate cash flows comparable to the LMA fees to be received from Chancellor Media in connection therewith, either initially when such stations are acquired or at all.

     On July 3, 1998, (i) pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154.0 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172.8 million, including a $16.6 million redemption premium and $2.2 million of accrued interest. The Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and the 11 3/8% CCI Notes. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes and

11 3/8% CCI Notes, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998, $1.9 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1.9 million, including a $18,000 purchase premium and $31,000 of accrued interest. No 11 3/8% CCI Notes were tendered for repurchase. To fund these purchases, Capstar Radio contributed $314.5 million to the Company in exchange for stock of CCI. Upon completion of the change of control offers, the outstanding principal balances of the 10 3/4% CCI Notes and the 11 3/8% CCI Notes were approximately $294.1 million and $.6 million, respectively. Interest payments of approximately $15.8 million are payable on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. Interest payments of approximately $32,000 are payable on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year until maturity on October 1, 2000.

     All 2,392,022 shares of CCI Series E Preferred Stock outstanding immediately prior to the Merger remained outstanding after completion of the Merger. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. CCI paid the required dividend on July 15, 1998 by issuing an additional 75,169 shares of CCI Series E Preferred Stock, and CCI intends to pay in kind dividends, rather than cash dividends, through January 15, 2002. On July 3, 1998, pursuant to the terms of the CCI Certificate of Designation, CCI redeemed $119.6 million aggregate liquidation preference, or 1,196,011 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $141.8 million, including a $15.1 million redemption premium and $7.0 million of accrued dividends. The Merger resulted in a change of control under the CCI Certificate of Designation. Pursuant to a change of control offer to acquire all of the outstanding CCI Series E Preferred Stock, which commenced on June 8, 1998, CCI purchased on July 10, 1998, $500,400 aggregate liquidation preference, or 5,004 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536,000, including a $5,000 purchase premium and $31,000 of accrued dividends. The partial redemptions and the change of control offers were funded with a capital contribution by Capstar Radio.

     In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures estimated at $18.0 million for fiscal year 1998 and payment of the federal income tax liabilities resulting from the Spin-Off, which is indemnified, and the asset divestiture transactions occurring immediately after the Merger, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Management believes that the disposition of certain assets of the Company, cash from operating activities, LMA fees from Chancellor Media and SFX Entertainment's satisfaction of its indemnity obligation to pay CCI for CCI's tax liability resulting from the Spin-Off, together with available revolving credit borrowings under the Capstar Radio Note, should be sufficient to permit the Company to meet its obligations under the agreements governing its existing indebtedness, to fund its operations, and to consummate its pending acquisitions. The Company may require financing, either in the form of additional debt or equity securities, for additional future acquisitions, if any, and there can be no assurance that it will be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets.

     Upon completion of the Merger, the Company became subject to the restrictive covenants found in the instruments governing the outstanding indebtedness of Capstar Broadcasting, Capstar Partners and Capstar Radio, including Capstar Broadcasting's outstanding note payable to Chancellor Media, Capstar Partner's 12 3/4% Senior Discount Notes due 2009 and its 12% Senior Exchangeable Preferred Stock, par value $.01 per share, Capstar Radio's 9 1/4% Senior Subordinated Notes due 2007 and the Capstar Credit Facility.

     Net cash (used in) provided by continuing operating activities was approximately ($24.4) million and ($3.5) million for the six month periods ended June 30, 1998 and 1997, respectively. Net cash (used in) continuing investing activities was ($131.1) million and ($336.1) million for the six month periods ended

June 30, 1998 and 1997, respectively. Net cash provided by continuing financing activities was $152.2 million and $346.5 million for the six month periods ended June 30, 1998 and 1997, respectively. These cash flows primarily reflect the borrowings, capital contribution and expenditures for stations acquisitions and dispositions.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation business conditions and growth in the industry and the general economy, competitive factors, changes in interest rates, the failure or inability to renew one or more of the Company's broadcasting licenses, and regulatory developments affecting the Company's operations and the acquisitions and dispositions described elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those indicated.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements beginning after December 31, 1997.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88 or 106. This pronouncement is effective for financial statements beginning after December 31, 1997.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is whether the Company's computer system will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. These purchased software programs have been brought into Year 2000 compliance at no additional cost to the Company by utilizing vendor upgrades to the Company's financial accounting software programs. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. The Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999 at an estimated cost to Capstar Radio of $17.7 million for all of its operations, including the Company. The Company believes that its other financial applications are Year 2000 compliant. Responsibility for the Year 2000 compliance has been analyzed and testing is currently ongoing. The Company is identifying and replacing technical items which are not Year 2000 compliant at an estimated aggregate cost of less than $1.0 million. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have a material impact on the financial position or the operations of the Company. The Company does not have a contingency plan and, at this time, does not expect to create one because it expects to be Year 2000 compliant by the end of 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In October 1996, Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX, its Executive Chairman and other defendants. The complaint concerns Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This one claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal in 1998, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In 1998, Cardinal demanded and arbitration regarding the 1998 deferred payment as provided in the settlement agreement. Cardinal claims entitlement to $3.5 million, plus attorneys' fees and costs. CCI is defending vigorously against the claims made in the arbitration.

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the Merger to the holders of SFX's Class A common stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the Merger or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, SFX has agreed not to seek an amendment to the merger agreement to reduce the consideration to be received by the stockholders of SFX in the Merger in order to offset SFX Entertainment's indemnity obligations. The Settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the Merger, (b) completion of the confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership ("Noddings") filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against CCI. Noddings alleges that CCI breached a March 23, 1994, Warrant Agreement that Noddings contends requires CCI to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. ("SFX Entertainment"), a former subsidiary of SFX which was spun-off prior to the Merger. Specifically, Noddings alleges that CCI has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court (i) declare that on the exercise of its warrants CCI transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and .2983 shares of common stock of SFX Entertainment per warrant,
(ii) require CCI to pay .2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after

April 20, 1998, (iii) in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and (iv) award costs and attorneys' fees.

     See Part 1 Item 1 Note 9 to the June 30, 1998 Unaudited Financial statements.

ITEM 2. CHANGES IN SECURITIES.

     On May 29, 1998, as a result of the Merger, each then outstanding share of Class A common stock, par value $.01 per share, of SFX; Class B common stock, par value $.01 per share, of SFX; the Series C Redeemable Preferred Stock, par value $.01 per share, of SFX; and the Series D Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share, of SFX was converted into the right to receive cash pursuant to the terms of the Merger. See "Item 4
 -- Submission of Matters to a Vote of Security Holders."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 29, 1998, SBI Holding Corporation, the sole holder of the outstanding shares of Class A Common Stock, par value $.01 per share ("Class A Common Stock"), of CCI, by written consent, (i) removed the directors of CCI and declared such offices vacant and (ii) elected Eric C. Neuman and Jack A Morgan as the directors of CCI, to serve until the next annual meeting of the sole stockholder of CCI or until the election and qualification of their successors.

     On June 9, 1998, SBI Holding Corporation, by written consent, authorized, approved and adopted an amendment to CCI's Restated Certificate of Incorporation. Pursuant to such amendment, (i) the total number of authorized shares of stock of CCI was decreased to 10,210,000 shares, comprised of 200,000 shares of Class A Common Stock and 10,010,000 shares of preferred stock, par value $.01 per share, and (ii) a 0.000064592-for-one reverse stock split was effected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
           3.1            -- Certificate of Merger of SBI Radio Acquisition
                             Corporation into SFX, as filed with the Secretary of
                             State of the State of Delaware on May 29, 1998.*
           3.2            -- Certificate of Amendment to Restated Certificate of
                             Incorporation of CCI, as filed with the Secretary of
                             State of the State of Delaware on July 15, 1998.*
          10.1            -- Stock Purchase Agreement dated as of May 26, 1998, by and among Capstar Radio, Patterson Broadcasting, Inc., and
                             SBI Radio Acquisition Corporation.*
          10.2            -- Revolving Credit Note, dated May 29, 1998, made payable by CCI to Capstar Radio.*
          27.1            -- Financial Data Schedule.*

---------------

* Filed herewith.

(b) Reports on Form 8-K

     The following reports on Form 8-K were filed by CCI during the three months ended June 30, 1998:

          Current Report on Form 8-K, filed May 7, 1998, relating to SFX's spin-off of SFX Entertainment, its live entertainment business, to its stockholders. Items 2 and 7 were reported.

          Current Report on Form 8-K, filed June 3, 1998, relating to the acquisition of SFX by Capstar Broadcasting and related transactions. Items 1, 2 and 7 were reported.

          Current Report on Form 8-K, filed June 12, 1998, relating to a change in CCI's certifying accountants Items 4 and 7 were reported.

          Current Report on Form 8-K/A, filed August 13, 1998, relating to the acquisition of SFX by Capstar Broadcasting and related transactions. Item 7 was reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPSTAR COMMUNICATIONS, INC.

                                            By:     /s/ PAUL D. STONE

                                            ------------------------------------
                                                       Paul D. Stone
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 14, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
           3.1            -- Certificate of Merger of SBI Radio Acquisition
                             Corporation into SFX, as filed with the Secretary of
                             State of the State of Delaware on May 29, 1998.*
           3.2            -- Certificate of Amendment to Restated Certificate of
                             Incorporation of CCI, as filed with the Secretary of
                             State of the State of Delaware on July 15, 1998.*
          10.1            -- Stock Purchase Agreement dated as of May 26, 1998, by and among Capstar Radio, Patterson Broadcasting, Inc., and
                             SBI Radio Acquisition Corporation.*
          10.2            -- Revolving Credit Note, dated May 29, 1998, made payable by CCI to Capstar Radio.*
          27.1            -- Financial Data Schedule.*

---------------

* Filed herewith.