Form 10-Q
period 1998-09-30
CAPSTAR COMMUNICATIONS INC
filed 1998-11-16
CIK 908612

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

                         COMMISSION FILE NUMBER 0-22486

                             ---------------------

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

                                 (512) 340-7800
               Registrant's telephone number, including area code

                             ---------------------

     Indicate by check mark whether Capstar Communications, Inc. ("CCI") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of CCI's classes of common stock, as of the latest practicable date: As of October 31, 1998, 1,006 shares of Class A Common Stock, par value $.01 per share ("Common Stock"), of Capstar Communications, Inc. were outstanding. As of such date, there was no public market for the Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1998

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets as of December 31, 1997 and
           September 30, 1998 (unaudited)............................      3
         Consolidated Statements of Operations for the three months
           ended September 30, 1997 and 1998 (unaudited).............      4
         Consolidated Statements of Operations for the nine months
           ended September 30, 1997 and the five months ended May 31,
           1998 (predecessor) and the four months ended September 30,
           1998 (unaudited)..........................................      5
         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and the five months ended
           May 31, 1998 (predecessor) and the four months ended
           September 30, 1998 (unaudited)............................      6
         Consolidated Statement of Shareholder's Equity for the nine
           months ended September 30, 1998 (unaudited)...............      7
         Notes to Consolidated Financial Statements (unaudited)......      8
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     18
Item     Quantitative and Qualitative Disclosure About Market Risk...
  3....                                                                   26

         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     27
Item 4.  Submission of Matters to a Vote of Security Holders.........     28
Item 6.  Exhibits and Reports on Form 8-K............................     28

     As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "CCI" refers to Capstar Communications, Inc., (formerly known as SFX Broadcasting, Inc.), a direct wholly-owned subsidiary of Capstar Radio Broadcasting Partners, Inc., (ii) the "Company" collectively refers to CCI and its subsidiaries, (iii) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Broadcasting Partners, Inc., (iv) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., whose outstanding common stock is owned by Capstar Broadcasting Corporation, and (v) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation.

                                     PART I

                             FINANCIAL INFORMATION

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              PREDECESSOR       COMPANY
                                                              ------------   -------------
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Current assets:
  Cash and cash equivalents.................................   $   24,686     $    9,782
  Accounts receivable, net of allowance for doubtful
     accounts of $2,264 and $4,239 at December 31, 1997 and
     September 30, 1998, respectively.......................       71,241         67,057
  Assets under contract for sale............................       42,883             --
  Prepaid and other current assets..........................        3,109         10,697
  Receivable from SFX Entertainment.........................       11,539         26,250
                                                               ----------     ----------
          Total current assets..............................      153,458        113,786
Property and equipment, net.................................       74,829        109,808
Intangibles and other, net..................................    1,039,394      3,336,122
Net assets to be distributed to shareholders................      102,144             --
Other assets................................................        5,790          3,569
                                                               ----------     ----------
          Total assets......................................   $1,375,615     $3,563,285
                                                               ==========     ==========

                           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable..........................................   $    8,665     $    3,437
  Accrued expenses..........................................       19,246         16,354
  Payable to former national sales representative...........       23,025            471
  Accrued interest..........................................        6,675         21,628
  Income taxes payable......................................           --         56,421
  Current portion of long-term debt.........................          610        378,499
                                                               ----------     ----------
          Total current liabilities.........................       58,221        476,810
Long-term debt, net of current portion......................      764,092        326,306
Deferred income taxes.......................................      102,681      1,008,617
                                                               ----------     ----------
          Total liabilities.................................      924,994      1,811,733
                                                               ----------     ----------
Redeemable Preferred Stock, aggregate liquidation preference
  of $390,025 and $129,948, respectively....................      375,796        144,973
                                                               ----------     ----------
Commitments and contingencies
Shareholder's equity:
  Class A Voting Common Stock, $.01 par value; 100,000,000
     and 200,000 shares Authorized; 614 and 1,006 shares
     issued; 612 and 1,006 shares outstanding at December
     31, 1997 and September 30, 1998, respectively..........            1              1
  Class B Voting Convertible Common Stock, $.01 par value;
     10,000,000 shares Authorized; 77 shares issued; and 68
     shares outstanding at December 31, 1997................            1             --
  Additional paid-in capital................................      185,642      1,606,252
  Treasury Stock; 11 shares at December 31, 1997............       (6,523)            --
  Retained earnings (deficit)...............................     (104,296)           326
                                                               ----------     ----------
          Total shareholder's equity........................       74,825      1,606,579
                                                               ----------     ----------
          Total liabilities and shareholder's equity........   $1,375,615     $3,563,285
                                                               ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 PREDECESSOR            COMPANY
                                                              ------------------   ------------------
                                                                 THREE MONTHS         THREE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 1997   SEPTEMBER 30, 1998
                                                              ------------------   ------------------
Gross broadcast revenue.....................................       $ 90,052             $107,436
Less: agency commissions....................................        (10,592)             (10,702)
                                                                   --------             --------
  Net broadcast revenue.....................................         79,460               96,734
                                                                   --------             --------
Station operating expenses..................................         46,719               47,539
Depreciation, amortization, duopoly integration costs and
  acquisition related costs.................................         11,005               23,204
Corporate expenses, net of $259 allocated to SFX
  Entertainment in 1997.....................................          2,246                1,740
Settlement of Options and Warrants..........................            156                   --
Non-recurring and unusual charges, including adjustments to
  Broadcast rights agreement................................         17,995                   --
                                                                   --------             --------
          Total operating expenses..........................         78,121               72,483
                                                                   --------             --------
Operating income............................................          1,339               24,251
Investment income...........................................           (575)                (265)
Interest expense............................................         18,637               14,377
Other expense...............................................          1,344                   --
                                                                   --------             --------
Income (loss) from continuing operations before income
  taxes.....................................................        (18,067)              10,139
Income tax expense (benefit)................................         (2,712)               3,867
                                                                   --------             --------
Income (loss) from continuing operations....................        (15,355)               6,272
                                                                   --------             --------
Discontinued operations:
  Income from operations to be distributed to shareholders
     net of taxes...........................................          3,361                   --
                                                                   --------             --------
Net income (loss)...........................................        (11,994)               6,272
Dividends and accretion on preferred stocks.................          9,926                3,680
                                                                   --------             --------
Net income (loss) attributable to common stock..............       $(21,920)            $  2,592
                                                                   ========             ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    PREDECESSOR       PREDECESSOR         COMPANY
                                                 ------------------   ------------   ------------------
                                                    NINE MONTHS       FIVE MONTHS       FOUR MONTHS
                                                       ENDED             ENDED             ENDED
                                                 SEPTEMBER 30, 1997   MAY 31, 1998   SEPTEMBER 30, 1998
                                                 ------------------   ------------   ------------------
Gross broadcast revenue........................       $216,030         $ 141,369          $143,675
Less: agency commissions.......................        (25,702)          (16,692)          (14,440)
                                                      --------         ---------          --------
  Net broadcast revenue........................        190,328           124,677           129,235
                                                      --------         ---------          --------
Station operating expenses.....................        116,220            78,235            64,089
Depreciation, amortization, duopoly integration
  costs and Acquisition related costs..........         27,388            17,668            31,439
Corporate expenses, net of $1,307 allocated to
  SFX Entertainment in 1997....................          5,074             3,069             2,333
Settlement of Options and Warrants.............            468            74,199                --
Non-recurring and unusual charges, including
  adjustments to Broadcast rights agreement....         17,995            35,318                --
                                                      --------         ---------          --------
          Total operating expenses.............        167,145           208,489            97,861
                                                      --------         ---------          --------
Operating income (loss)........................         23,183           (83,812)           31,374
Investment income..............................         (2,479)             (352)             (286)
Interest expense...............................         45,482            31,564            21,323
Other expense..................................          1,344                --                --
                                                      --------         ---------          --------
Income (loss) from continuing operations before
  income taxes.................................        (21,164)         (115,024)           10,337
Income tax expense (benefit)...................         (2,107)              210             3,928
                                                      --------         ---------          --------
Income (loss) from continuing operations.......        (19,057)         (115,234)            6,409
                                                      --------         ---------          --------
Discontinued operations:
Income (loss) from operations to be distributed
  to shareholders, net of taxes................          3,652           (99,389)               --
                                                      --------         ---------          --------
Net income (loss)..............................        (15,405)         (214,623)            6,409
Dividends and accretion on preferred stocks....         27,723            17,264             6,083
                                                      --------         ---------          --------
Net income (loss) attributable to common
  stock........................................       $(43,128)        $(231,887)         $    326
                                                      ========         =========          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         PREDECESSOR       PREDECESSOR         COMPANY
                                                      ------------------   ------------   ------------------
                                                         NINE MONTHS       FIVE MONTHS       FOUR MONTHS
                                                            ENDED             ENDED             ENDED
                                                      SEPTEMBER 30, 1997   MAY 31, 1998   SEPTEMBER 30, 1998
                                                      ------------------   ------------   ------------------
Cash provided by (used in) continuing operations....      $  (4,207)        $ (22,704)        $  61,489
Cash from operating activities of SFX
  Entertainment.....................................            789            10,988                --
                                                          ---------         ---------         ---------
Net cash provided by (used in) operating
  activities........................................         (3,418)          (11,716)           61,489
                                                          ---------         ---------         ---------
Investing activities:
  Purchase of stations and related businesses, net
     of cash acquired...............................       (406,162)               --          (238,360)
  Proceeds from sales of stations and other
     assets.........................................          1,317             4,692           109,091
  Deposits and other payments for pending
     acquisitions...................................         (2,327)               --            (2,778)
  Purchase of property and equipment................        (10,331)           (5,138)           (5,227)
  Loans and advances to related parties.............         (2,800)               --                --
  Other investing activities........................             --              (215)             (902)
                                                          ---------         ---------         ---------
Net cash used in investing activities...............       (420,303)             (661)         (138,176)
  Cash used in investing activities of SFX
     Entertainment..................................        (71,997)         (397,681)               --
                                                          ---------         ---------         ---------
Net cash used in investing activities...............       (492,300)         (398,342)         (138,176)
                                                          ---------         ---------         ---------
Financing activities:
  Payments on long-term debt and credit
     facilities.....................................        (53,256)             (141)         (621,495)
  Additions to debt issuance costs..................         (2,753)               --                --
  Proceeds from issuance of long term debt and
     credit facilities..............................        339,000                --           522,311
  Proceeds from sales of preferred stock............        224,029                --                --
  Redemption of preferred stock.....................             --                --          (135,207)
  Purchase of treasury stock........................           (130)               --                --
  Proceeds from issuance of common stock............             --            17,137           314,510
  Cash transferred to SFX Entertainment.............        (78,855)               --                --
  Preferred stock dividends.........................        (21,028)           (2,459)           (9,507)
                                                          ---------         ---------         ---------
Net cash provided by financing activities...........        407,007            14,537            70,612
Cash provided by financing activities of SFX
  Entertainment.....................................         78,302           467,874                --
                                                          ---------         ---------         ---------
Net cash provided by financing activities...........        485,309           482,411            70,612
                                                          ---------         ---------         ---------
Net increase (decrease) in cash and equivalents.....        (10,409)           72,353            (6,075)
Cash and cash equivalents at beginning of period....         30,601            24,686            15,857
Net (increase) decrease in cash of SFX
  Entertainment.....................................          7,904           (81,182)               --
                                                          ---------         ---------         ---------
Cash and cash equivalents at end of period..........      $  28,096         $  15,857         $   9,782
                                                          =========         =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         CLASS A             CLASS B
                                      COMMON STOCK        COMMON STOCK
                                    -----------------   -----------------                           RETAINED        TOTAL
                                     NUMBER      PAR     NUMBER      PAR     PAID-IN     TREASURY   EARNINGS    SHAREHOLDER'S
                                    OF SHARES   VALUE   OF SHARES   VALUE    CAPITAL      STOCK     (DEFICIT)      EQUITY
                                    ---------   -----   ---------   -----   ----------   --------   ---------   -------------
Balance at January 1, 1998
  (Predecessor)...................      614      $ 1       77        $ 1    $  185,642   $(6,523)   $(104,296)   $   74,825
Dividends and accretion on
  Preferred Stock.................       --       --       --         --       (17,264)       --           --       (17,264)
Settlement of Options and
  Warrants........................       --       --       --         --        74,061        --           --        74,061
Spin-off of SFX Entertainment.....       --       --       --         --        34,329        --           --        34,329
Other, principally shares issued
  pursuant to stock option plan...       23       --       --         --        13,418        --           --        13,418
Net loss..........................       --       --       --         --            --        --     (214,623)     (214,623)
                                      -----      ---       --        ---    ----------   -------    ---------    ----------
Balance at May 31, 1998
  (Predecessor)...................      637      $ 1       77        $ 1    $  290,186   $(6,523)   $(318,919)   $  (35,254)
                                      =====      ===       ==        ===    ==========   =======    =========    ==========
Balance at June 1, 1998
  (Company).......................       --      $--       --        $--    $       --   $    --    $      --    $       --
Issuance of Common Stock..........    1,006        1       --         --     1,597,458        --           --     1,597,459
Capital contribution by Parent....       --       --       --         --         8,794        --           --         8,794
Dividends and accretion on
  Preferred Stock.................       --       --       --         --            --        --       (6,083)       (6,083)
Net income (loss).................       --       --       --         --            --        --        6,409         6,409
                                      -----      ---       --        ---    ----------   -------    ---------    ----------
Balance at September 30, 1998
  (Company).......................    1,006      $ 1       --        $--    $1,606,252   $    --    $     326    $1,606,579
                                      =====      ===       ==        ===    ==========   =======    =========    ==========

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and nine month periods ended September 30, 1997 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for SFX Broadcasting, Inc. ("SFX" or "Predecessor") included in its Form 10-K for the year ended December 31, 1997.

     On April 27, 1998, SFX distributed the net assets (the "Spin-Off") of its live entertainment business ("SFX Entertainment") pro-rata to its stockholders and the holders of certain warrants, options, and stock appreciation rights.

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("SFX Parent"), acquired SFX Capstar Communications, Inc., which has been renamed ("CCI"). The acquisition was effected through the merger (the "SFX Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SFX Parent, with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by SFX Parent resulted in a change of control of SFX. As a result of the SFX Merger, SFX became a direct wholly-owned subsidiary of Capstar Radio. The total consideration paid in the SFX Merger was approximately $1,500,000 (the "Merger Consideration"), including the repayment of the outstanding balance under the existing credit facility of SFX (the "SFX Credit Facility") of approximately $313,000.

     In connection with the SFX Merger and other related transactions, the Company (i) acquired and disposed of certain assets and stock as described in
Note 4 and (ii) borrowed approximately $441,400 in cash from Capstar Radio (the "Capstar Radio Loan") under a revolving credit note with Capstar Radio (the "Capstar Radio Note"). The Capstar Radio Note is a $1,400,000 revolving credit agreement with interest payable quarterly at an annual floating rate equal to the per annum interest rate available to Capstar Radio under its credit facility (the "Capstar Credit Facility") for revolving loans that are Eurodollar loans with a three month interest period applicable thereto.

     Pursuant to the terms of the SFX Merger, all net working capital of the Company on May 29, 1998, as determined in accordance with the SFX merger agreement, will be paid to SFX Entertainment by the Company or any net negative working capital will be paid to the Company by SFX Entertainment. Working capital on May 29, 1998 was negative in the amount of approximately $8,000.

     CCI estimates that in connection with (i) the Spin-Off and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $94.0 million. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (including any tax liability of CCI arising from such indemnification payments), which full indemnity payments are presently estimated to be approximately $105 million. On June 30 and September, 1998, respectively, CCI received approximately $52.5 and $26.3 million in cash from SFX Entertainment in partial payment of SFX Entertainment's indemnity obligation. It is anticipated that CCI will receive the remaining balance of approximately $26.3 million in cash from SFX Entertainment on December 31, 1998. In

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

connection with certain asset divestiture transactions occurring immediately after the SFX Merger, CCI incurred a federal income tax liability of approximately $26.0 million. These federal income taxes resulting from the Spin-Off and the divestiture transactions will be due in full by March 15, 1999.

     The operations of SFX Entertainment have been presented in the financial statements as discontinued operations pursuant to the Spin-Off. During the five month period ended May 31, 1998, revenue and loss from operations for SFX Entertainment were $122,700 and $99,400, respectively. Included in operating expenses is $1,300 of allocated corporate expenses. Additionally, interest expense relating to the debt that was distributed to the stockholders pursuant to the Spin-Off of $6,700 has been allocated to SFX Entertainment. The Company provided various administrative services to SFX Entertainment. It is the Company's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what SFX Entertainment would have incurred on a stand-alone basis.

     The Company accounted for the SFX Merger under the purchase method of accounting, following the accounting treatment in accordance with push-down accounting, whereby the Company recorded the purchase price allocation in its financial statements. For financial reporting purposes, the Company accounted for the transaction effective June 1, 1998. As of June 1, 1998, the Company made a preliminary allocation of the purchase price to the net assets acquired. The purchase price was allocated to assets and liabilities based on their respective fair values at June 1, 1998, as adjusted, as listed in the table below which represents the components of the opening balance sheet.

Cash........................................................  $   15,857
Receivables.................................................      74,952
Other current assets........................................       4,470
Receivable from SFX Entertainment...........................     105,000
Receivable from Capstar Radio...............................       8,294
Land........................................................       5,536
Buildings and improvements..................................      11,944
Broadcasting equipment and other............................      68,412
Broadcast licenses..........................................   3,185,007
Goodwill....................................................       1,000
Other assets................................................       2,080
Accounts payable............................................     (11,843)
Accrued expenses............................................     (11,294)
Payable to former national sales representative.............      (7,014)
Accrued interest............................................      (6,782)
Income tax payable..........................................    (107,000)
Long-term debt..............................................    (812,436)
Capital lease obligations...................................        (629)
Deferred income taxes.......................................    (959,000)
Preferred stock.............................................    (283,605)
                                                              ----------
Shareholder's net equity....................................  $1,282,949
                                                              ==========

     In connection with the SFX Merger, the Company amended its charter to provide for 10,210,000 shares of authorized stock consisting of 200,000 shares of Common Stock and 10,010,000 shares of preferred stock, par value $0.01. Upon the filing of the amendment all existing outstanding common shares were immediately converted to .000064592 new Class A common shares. All share information included in the accompanying

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

financial statements and notes thereto (with the exception of authorized shares) has been retroactively adjusted to reflect the reverse split.

     The consolidated financial statements include the accounts of CCI and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2 -- CHANCELLOR MERGER AGREEMENT

     Capstar Broadcasting has entered into an Agreement and Plan of Merger dated August 26, 1998 (the "Chancellor Merger Agreement"), with Chancellor Media and CBC Acquisition Company, Inc., a wholly-owned subsidiary of Capstar Broadcasting, pursuant to which Chancellor Media will be merged (the "Chancellor Merger") with and into CBC Acquisition Company, Inc. and will become a wholly-owned subsidiary of Capstar Broadcasting. The Chancellor Merger Agreement provides, among other things, that upon the consummation of the Chancellor Merger, Capstar Broadcasting will be renamed "Chancellor Media Corporation" (as such, the "Parent") and (i) each share of Class A Common Stock and Class C Common Stock issued and outstanding immediately prior to the effective time of the Chancellor Merger (the "Effective Time") (other than shares of Class A Common Stock and Class C Common Stock held as treasury shares) will be reclassified, changed and converted into 0.4800 of a validly issued, fully paid and nonassessable share of the common stock, par value $.01 per share ("Parent Voting Common Stock"), of the Parent, such exchange ratio being subject to adjustment as described in the Chancellor Merger Agreement, (ii) each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Class B Common Stock held as treasury shares) will be reclassified, changed and converted into 0.4800 of a validly issued, fully paid and nonassessable share of nonvoting common stock, par value $.01 per share ("Parent Nonvoting Common Stock"), of the Parent, such exchange ratio being subject to adjustment as described in the Chancellor Merger Agreement, (iii) each share of common stock, par value $.01 per share ("Chancellor Common Stock"), of Chancellor Media issued and outstanding immediately prior to the Effective Time (other than shares of Chancellor Common Stock held as treasury shares) will be converted into the right to receive one share of Parent Voting Common Stock, and (iv) each share of 7% Convertible Preferred Stock, par value $.01 per share, and $3.00 Convertible Exchangeable Preferred Stock, par value $.01 per share, in each case of Chancellor Media, will be converted into the right to receive one share of 7% Convertible Preferred Stock, par value $.01 per share ("Parent 7% Convertible Preferred Stock"), and $3.00 Convertible Exchangeable Preferred Stock, par value $.01 per share (collectively with the Parent 7% Convertible Preferred Stock, the "Parent Convertible Preferred Stock"), in each case of the Parent.

     Affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") own approximately 65% of the equity of Capstar Broadcasting on a fully-diluted basis and, after the Chancellor Merger, will own approximately 26% of the equity of the Parent on a fully-diluted basis after giving effect to the consummation of Chancellor Media's pending acquisition of Ranger Equity Holdings Corporation, the parent company of LIN Television Corporation.

     Consummation of the Chancellor Merger is subject to various conditions fully set forth in the Chancellor Merger Agreement, including, without limitation, the approval of the Chancellor Merger by a majority of the shares of Class A Common Stock that are present and entitled to vote on the Chancellor Merger at a stockholders meeting to be called by Capstar Broadcasting and which are beneficially owned by a holder other than Thomas O. Hicks, Capstar Broadcasting's Chairman of the Board, R. Steven Hicks, Capstar Broadcasting's Chief Executive Officer, or any of their respective affiliates, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory approval from the Federal Communications Commission.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Thomas O. Hicks, R. Steven Hicks and Capstar Broadcasting Partners, L.P., an affiliate of Hicks Muse (collectively, the "Stockholders"), entered into a Voting Agreement dated August 26, 1998 (the "Voting Agreement"), with Chancellor Media, pursuant to which each of the Stockholders has agreed, among other things, to vote in favor of the Chancellor Merger, the Chancellor Merger Agreement and any other transactions contemplated by the Chancellor Merger Agreement.

     The foregoing description of the Chancellor Merger Agreement and the Voting Agreement does not purport to be complete and is qualified in its entirety by the copies of the Chancellor Merger Agreement and Voting Agreement incorporated herein by reference as exhibits to this Quarterly Report on Form 10-Q.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 -- ACQUISITION AND DISPOSITION OF BROADCASTING PROPERTIES

     On February 20, 1998, Capstar Broadcasting and Chancellor Media Corporation of Los Angeles ("Chancellor Media") entered into a Letter Agreement (the "Chancellor Exchange Agreement") pursuant to which Capstar Broadcasting agreed to exchange 11 SFX stations in the Dallas, Houston, San Diego and Pittsburgh markets ("Chancellor Exchange Stations") having an aggregate deemed market value of $637,500 for certain stations to be acquired by Chancellor Media during the three-year period ending February 20, 2001 (the "Exchange Period"). SFX station KODA-FM, which is a Chancellor Exchange Station, was exchanged for certain radio stations in the Austin, Texas and the Jacksonville, Florida markets concurrently with the consummation of the SFX Merger. The remaining Chancellor Exchange Stations will be exchanged for mid-sized market radio stations to be identified by Capstar Broadcasting and paid for by Chancellor Media. Capstar Broadcasting and Chancellor Media intend for the exchange transactions to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Capstar

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Broadcasting, however, bears all risks related to the tax treatment of the exchanges. Capstar Broadcasting has agreed not to solicit, initiate or encourage the submission of proposals for the acquisition of the Chancellor Exchange Stations or to participate in any discussions for such purpose during the Exchange Period, other than as contemplated under the Chancellor Exchange Agreement. Concurrently with the consummation of the SFX Merger, Chancellor Media began providing services to the Chancellor Exchange Stations (other than KODA-FM, which was acquired, via a like-kind exchange by Chancellor Media) pursuant to separate local marketing agreements ("LMAs") until such stations are exchanged. Chancellor Media retains the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. As of September 30, 1998, the Company earned LMA fees of approximately $16,500 from the Chancellor Exchange Stations. The LMA fees earned by the Company will decrease as Chancellor Exchange Stations are exchanged. During the pendency of the Chancellor Merger (as defined), the Company does not anticipate effecting any exchanges with Chancellor Media.

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

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company, completed the sale (the "Houston KKPN Disposition") of the assets of one FM radio station in the Houston, Texas market for $54,000 in cash to HBC Houston, Inc. and HBC Houston License Corporation. Pursuant to an agreement with Chancellor Media, the Company paid 50% of the sale proceeds in excess of $50,000, approximately $1,700, to Chancellor Media.

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

     Unaudited proforma results of the Company for the aforementioned acquisitions and dispositions which were completed during the nine months ended September 30, 1998, including the SFX Merger, as if they were purchased or sold on January 1, 1997, including adjustments for amortization of asset value changes based on fair value adjustments, amortization of the excess cost over fair value of assets acquired and interest expense related to acquisition indebtedness and the elimination of non-recurring expenses related to the SFX Merger, are as follows:

                                                       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                     ------------------------
                                                       1997            1998
                                                     --------        --------
Net revenue........................................  $247,891        $269,116
                                                     ========        ========
Net loss from continuing operations................    (3,159)           (876)
                                                     ========        ========

     On August 10, 1998, the Company exchanged one AM station in Pittsburgh, Pennsylvania for another AM station in Cleveland, Ohio. On September 30, 1998, the Company exchanged one FM station in Jackson, Mississippi for another FM station in Jackson, Mississippi. The $5.0 million and $11.75 million, respectively, carrying value of the station's net assets exchanged approximate the fair value of the net assets received.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                     DEPRECIABLE
                                     DEPRECIATION       LIFE       DECEMBER 31,   SEPTEMBER 30,
                                        METHOD         (YEARS)         1997           1998
                                     -------------   -----------   ------------   -------------
Buildings and improvements.........  Straight-line      5-20         $ 18,295       $ 17,273
Broadcasting and other Equipment...  Straight-line      3-20           67,821         88,785
                                                                     --------       --------
                                                                       86,116        106,058
Accumulated depreciation and
  Amortization.....................                                   (17,456)        (3,125)
                                                                     --------       --------
                                                                       68,660        102,933
Land...............................                                     6,169          6,875
                                                                     --------       --------
                                                                     $ 74,829       $109,808
                                                                     ========       ========

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

     Debt consists of the following:

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                         1997            1998
                                                     ------------    -------------
Capstar Radio Note.................................    $     --        $378,299
Senior subordinated notes..........................     450,556         324,801
SFX Credit Facility................................     313,000              --
Other..............................................       1,146           1,705
                                                       --------        --------
                                                        764,702         704,805
Less: current portion..............................        (610)       (378,499)
                                                       --------        --------
                                                       $764,092        $326,306
                                                       ========        ========

     On July 3, 1998, (i) pursuant to the terms of the indenture governing CCI's 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% CCI Notes"), CCI redeemed $154,000 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172,800 including a $16,600 redemption premium and $2,200 of accrued interest (The carrying value of the 10 3/4% CCI Notes approximated their fair value at the date of the SFX Merger.) and (ii) pursuant to the terms of the Certificate of Designation that governs the CCI Series E Preferred Stock (the "CCI Certificate of Designation"), CCI redeemed $119,600 aggregate liquidation preference, or 1,196,011 shares of the CCI Series E Preferred Stock for an aggregate purchase price of $141,800, including a $15,100 redemption premium and $7,000 of accrued dividends (The carrying value of the CCI Series E Preferred Stock approximated its fair value on the date of the SFX Merger.).

     To fund these purchases, Capstar Radio contributed $314,510 in cash in exchange for stock of CCI.

     The SFX Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and CCI's 11 3/8% Senior Subordinated Notes due 2000 (the "11 3/8% CCI Notes") and under the CCI Certificate of Designation. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes, 11 3/8% CCI Notes and CCI Series E Preferred Stock, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998 (i) $1,866 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1,915 including a $18 purchase premium and $31 of accrued interest (The carrying value of the 10 3/4% CCI Notes approximated their fair value at the date of the SFX Merger.) and (ii) $500 aggregate liquidation preferences, or 5,004 shares, of the CCI Series E Preferred Stock for aggregate purchase price of $536, including a $5 purchase premium and $31 of accrued dividends (The carrying value of the CCI Series E Preferred Stock approximated its fair value on the date of the SFX Merger.) No 11 3/8% CCI Notes were tendered for repurchase.

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

NOTE 7 -- NON-RECURRING AND UNUSUAL CHARGES

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

NOTE 8 -- SETTLEMENT OF OPTIONS AND WARRANTS

     Capstar Radio purchased and settled all outstanding options and warrants of SFX resulting in SFX recording approximately $74,000 in expense and a corresponding credit to paid-in capital.

NOTE 9 -- INTERCOMPANY MATTERS

     The Company is charged by its Parent for corporate services through a monthly corporate overhead allocation charge. Such charge is based on factors of direct usage and in the opinion of management, is reasonable and approximates what the Company would have incurred on a stand-alone basis.

     Subsequent to the SFX Merger, the Company's operating results are included in the consolidated federal income tax return of its parent. Tax provisions in the accompanying financial statements have been prepared on a stand-alone basis with any net current tax liability due to federal taxing authorities resulting from inclusion of the Company's activities in its parents consolidated tax return being reflected as due to its parent under the Capstar Radio Note.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     In October 1996, Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX, its Executive Chairman and other defendants. The complaint concerns Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This one claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In October 1998, the parties completed an arbitration regarding the deferred payment. In November 1998, the parties settled the claim for approximately $3.1 million, excluding legal fees of approximately $0.2 million.

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX Merger to the holders of SFX's Class A common stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the SFX Merger or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, SFX has agreed not to seek an amendment to the merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX Merger in order to offset SFX Entertainment's indemnity obligations. The Settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the SFX Merger, (b) completion of the confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership ("Noddings") filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against CCI. Noddings alleges that CCI breached a March 23, 1994, Warrant Agreement that Noddings contends requires CCI to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. ("SFX Entertainment"), a former subsidiary of SFX which was spun-off prior to the SFX Merger. Specifically, Noddings alleges that CCI has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court (i) declare that on the exercise of its warrants CCI transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and .2983 shares of common stock of SFX Entertainment per warrant,
(ii) require CCI to pay .2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998, (iii) in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and (iv) award costs and attorneys' fees. CCI has filed a motion to dismiss this lawsuit. A response from the plaintiffs is due November 1998.

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

NOTE 11 -- IMPACT OF YEAR 2000 ISSUE

     The Year 2000 Issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail causing a disruption in the operations of a company.

     A Company-wide assessment of systems and operations is underway to identify any computer systems, including equipment with embedded chips, which do not properly recognize dates after December 31, 1999. The Company uses purchased software programs for a variety of financial applications, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

from these software vendors. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. Unrelated to the Year 2000 Issue, the Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999. The Company believes that its other financial applications are Year 2000 compliant.

     The Company's Year 2000 implementation plan also includes the actual remediation and replacement of computer systems and other equipment with embedded chips or processors (i.e. individual work stations, phone systems, etc.) that are not Year 2000 compliant.

     In addition, the Company is assessing its exposure from external sources to Year 2000 failures. These efforts are partially complete. The Company does rely on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company is in the process of developing contingency plans intended to mitigate the possible disruption in business operations that may result from certain of the Company's or third-parties' critical or necessary systems that are not Year 2000 compliant, and is developing cost estimates for such plans. Through September 30, 1998, the Company has incurred minimal costs specifically related to the Year 2000 Issue and estimates spending an aggregate cost of less than $1.0 million. Funding of these costs is anticipated to come from cash generated in business operations.

     Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of Year 2000 Issue. However, the Company's management presently believes the Company is taking appropriate steps to assess and control its Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 Issue, due in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether Year 2000 issues will have a material adverse effect on the Company's results of operations or financial condition.

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

     On May 29, 1998, SFX Parent acquired SFX in a transaction effected through the merger of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SFX Parent, with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by SFX Parent resulted in a change of control of SFX. As a result of the SFX Merger, SFX became a direct wholly-owned subsidiary of Capstar Radio. For financial reporting purposes, the Company accounted for the transaction effective June 1, 1998. The description of results of operations for the 9 months ended September 30, 1998, includes operations of the Predecessor for the five months ended May 31, 1998 and the results of the Company for four months ended September 30, 1998.

     As of September 30, 1998, the Company currently owns and operates, provides programming to or sells advertising on behalf of 115 radio stations located in 29 markets.

     In the following analysis, management discusses broadcast cash flow and EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges). Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, and settlement of options and warrants expense. EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) consists of operating income before depreciation, amortization and settlement of options and warrants expense. Although broadcast cash flow and EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP or as a measure of liquidity or profitability.

RESULTS OF OPERATIONS

     The following table presents summary supplemental historical consolidated financial data of the Company for the three months ended September 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                               FOR THE THREE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue...............................................   $ 79,460      $96,734
  Station operating expenses................................     46,719       47,539
  Depreciation and amortization.............................     11,005       23,204
  Corporate expenses........................................      2,246        1,740
  Settlement of options and warrants........................        156           --
  Non-recurring and unusual charges.........................     17,995           --
  Operating income (loss)...................................      1,339       24,251
  Interest expense..........................................     18,637       14,377
  Income (loss) from continuing operations..................    (15,355)       6,272
  Net Income (loss) attributable to common stock............   $(21,920)     $ 2,592
OTHER DATA:
  Broadcast cash flow(1)....................................   $ 32,741      $49,195
  Broadcast cash flow margin................................       41.2%        50.9%
  EBITDA from continuing operations (before settlement of
     options and warrants expense)(2).......................     30,495       47,455

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and settlement of options and warrants expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this may not be compared to similarly titled measures employed by other companies.

(2) EBITDA from continuing operations (before settlement of options and warrants expense and non-recurring and unusual charges) consists of operating income before depreciation, amortization and settlement of options and warrants expense. Although EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

  Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998

     Net Revenue. Due to the impact of synergies realized through association with Capstar Broadcasting Corporation, net revenue increased $17.2 million or 21.6% to $96.7 million for the three months ended

September 30, 1998 from $79.5 million for the three months ended September 30, 1997. On a same station basis, for stations owned and operated as of September 30, 1998, net revenue increased $7.9 million or 9.0% to $95.7 million from $87.8 million in the three months ended September 30, 1997. The increase is primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $0.8 million or 1.7% to $47.5 million for the three months ended September 30, 1998 from $46.7 million for the three months ended September 30, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the LMAs entered into during 1998. On a same station basis, for stations owned or operated as of September 30, 1998, operating expenses decreased $0.4 million or 0.8% to $46.4 million from $46.8 million in the period ended September 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 53.3% in 1997 to 48.5% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Due to the impact of synergies realized through association with Capstar Broadcasting Corporation, corporate expenses decreased $0.5 million or 22.7% to $1.7 million for the three months ended September 30, 1998 from approximately $2.2 million for the three months ended September 30, 1997.

     Other Operating Expenses. Depreciation and amortization increased $12.2 million or 110.9% to $23.2 million for the three months ended September 30, 1998 from $11.0 million for the three months ended September 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998.

     Other Expenses (Income). Interest expense decreased $4.2 million or 22.6% to $14.4 million in the three months ended September 30, 1998 from $18.6 million during the same period in 1997 primarily due to lower levels of indebtedness and lower effective interest rates.

     Income (Loss) From Continuing Operations. Income (loss) from continuing operations changed by $21.7 million to a $6.3 million income for the three months ended September 30, 1998 from a $15.4 million loss for the three months ended September 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $16.5 million or 50.5% to $49.2 million for the three months ended September 30, 1998 from $32.7 million for the three months ended September 30, 1997. The broadcast cash flow margin was 50.9% for the three months ended September 30, 1998 compared to 41.2% for the three months ended September 30, 1997.

     EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) increased $17 million or 55.7% to $47.5 million for the three months ended September 30, 1998 from $30.5 million for the three months ended September 30, 1997. The EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) margin for the three months ended September 30, 1998 was 49.1% compared to 38.4% for the three months ended September 30, 1997.

     The following table presents summary supplemental historical consolidated financial data of the Company for the Nine months ended September 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue...............................................  $ 190,328    $ 253,912
  Station operating expenses................................    116,220      142,324
  Depreciation and amortization.............................     27,388       49,107
  Corporate expenses........................................      5,074        5,402
  Settlement of options and warrants........................        468       74,199
  Non-recurring and unusual charges.........................     17,995       35,318
  Operating income (loss)...................................     23,183      (52,438)
  Interest expense..........................................     45,482       52,887
  Loss from continuing operations...........................    (19,057)    (108,825)
  Net loss attributable to common stock.....................  $ (43,128)   $(231,561)
OTHER DATA:
  Broadcast cash flow(1)....................................  $  74,108    $ 111,588
  Broadcast cash flow margin................................       38.9%        43.9%
  EBITDA from continuing operations (before settlement of
     options and warrants expense)(2).......................     69,034      106,186
  Cash flows from continuing operations related to:
  Operating activities......................................     (4,207)      38,785
  Investing activities......................................   (420,303)    (138,837)
  Financing activities......................................    407,007       85,149
  Capital expenditures......................................    (10,331)     (10,365)

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and settlement of options and warrants expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this may not be compared to similarly titled measures employed by other companies.

(2) EBITDA from continuing operations (before settlement of options and warrants expense and non-recurring unusual charges) consists of operating income before depreciation, amortization and settlement of options and warrants expense. Although EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

  Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $63.6 million or 33.4% to $253.9 million for the nine months ended September 30, 1998 from $190.3 million for the nine months ended September 30, 1997. On a same station basis, for stations owned or operated as of September 30, 1998, net revenue increased $21.2 million or 8.6% to $269.1 million from $247.9 million in the nine months ended September 30, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $26.1 million or 22.5% to $142.3 million for the nine months ended September 30, 1998 from $116.2 million for the nine months ended September 30, 1997. On a same station basis, for stations owned or operated as of September 30, 1998, operating expenses increased $3.8 million or 2.8% to $140.3 million from $136.5 million in the period ended September 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 55.0% in 1997 to 52.1% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed cost over a larger revenue base.

     Corporate Expenses. Due to the impact of synergies realized through association with Capstar Broadcasting Corporation, corporate expenses decreased $0.3 million or 5.9% to $5.4 million for the nine months ended September 30, 1998 from approximately $5.1 million for the nine months ended September 30, 1997.

     Other Operating Expenses. Depreciation and amortization increased $21.7 million or 79.2% to $49.1 million for the nine months ended September 30, 1998 from $27.4 million for the nine months ended September 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Settlement of options and warrants expense increased $73.7 million or 14,740% to $74.2 million in the nine months ended September 30, 1998 from $0.5 million in the nine months ended September 30, 1997 primarily due to the purchase and settlement of all outstanding options and warrants on May 29, 1998 by Capstar Radio.

     Other Expenses (Income). Interest expense increased $7.4 million or 16.3% to $52.9 million in the nine months ended September 30, 1998 from $45.5 million during the same period in 1997 primarily due to lower overall levels of indebtedness during 1997.

     Loss From Continuing Operations. Loss from continuing operations increased $89.7 million to $108.8 million for the nine months ended September 30, 1998 from $19.1 million for the nine months ended September 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $37.5 million or 50.6% to $111.6 million for the nine months ended September 30, 1998 from $74.1 million for the nine months ended September 30, 1997. The broadcast cash flow margin was 43.9% for the nine months ended September 30, 1998 compared to 38.9% for the nine months ended September 30, 1997.

     EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) increased $37.2 million or 53.9% to $106.2 million for the nine months ended September 30, 1998 from $69.0 million for the nine months ended September 30, 1997. The EBITDA (before settlement of options and warrants expense and non-recurring and unusual charges) margin for the nine months ended September 30, 1998 was 41.8% compared to 36.3% for the nine months ended September 30, 1997.

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

     CCI estimates that in connection with (i) the Spin-Off and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $94.0 million. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (including any tax liability of CCI arising from such indemnification payments), which full indemnity payments are presently estimated to be approximately $105.0 million. On June 30 and September 30, 1998, respectively, CCI received approximately $52.5 and $26.2 million in cash from SFX Entertainment in partial payment of SFX Entertainment's indemnity obligation. It is anticipated that CCI will receive the remaining balance of approximately $26.3 million in cash from SFX Entertainment on December 31, 1998. In connection with certain asset divestiture transactions occurring immediately after the Merger, CCI incurred a federal income tax liability of approximately $26.0 million. These federal income taxes resulting from the Spin-Off and the divestiture transactions will be due in full by March 15, 1999.

     Pursuant to the terms of the SFX Merger, all net working capital of the Company as of May 29, 1998, as determined in accordance with the merger agreement, will be paid to SFX Entertainment by the Company or any negative working capital will be paid to the Company by SFX Entertainment. Working capital on May 29, 1998 was negative in the amount of approximately $8 million.

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

     On May 29, 1998, the Company also entered into the Capstar Radio Note, which is payable on the earlier of demand or May 31, 2005. On such date, the Company borrowed approximately $441.4 million, which was used in part to repay the BT Loan. The Capstar Radio Note consists of a $1.4 billion revolver. Borrowings under the Capstar Radio Note bear interest at the per annum interest rate available to Capstar Radio under the Capstar Credit Facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto. Interest is payable quarterly commencing on August 31, 1998, and thereafter on the last day of each November, February, May and August during the term of the Capstar Radio Note and at maturity. Advances under the Capstar Radio Note may be made only if, among other things, at the time such advance is made (both before and after giving effect thereto) such additional indebtedness is permitted pursuant to the terms of the indenture governing the 10 3/4% CCI Notes and the CCI Certificate of Designation. The Company as of October 31, 1998 had borrowings of approximately $362 million outstanding under the Capstar Radio Note with a weighted average effective interest rate of 7.7% per annum.

     On May 29, 1998, Chancellor Media began to provide services for ten large market stations under separate LMAs with the Company for approximately $49.4 million per year for up to three years after the consummation of the SFX Merger. In addition, Chancellor Media agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period, with corresponding decreases in the amount of the LMA fees received by the Company as stations are exchanged. No assurances can be given that stations acquired by the Company will generate cash flows comparable to the LMA fees to be received from Chancellor Media in connection therewith, either initially when such stations are acquired or at all. As of September 30, 1998, Chancellor had paid the Company approximately $16.5 million pursuant to such LMAs. During the pendency of the Chancellor Merger, the Company does not anticipate effecting any exchanges with Chancellor Media. Chancellor Media is currently assessing whether the terms of the letter agreement will be modified upon the consummation of the Chancellor Merger.

     On July 3, 1998, (i) pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154.0 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172.8 million, including a $16.6 million redemption premium and $2.2 million of accrued interest. The Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and the 11 3/8% CCI Notes. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes and 11 3/8% CCI Notes, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998, $1.9 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1.9 million, including a $18,000 purchase premium and $31,000 of accrued interest. No 11 3/8% CCI Notes were tendered for repurchase. To fund these purchases, Capstar Radio contributed $314.5 million to the Company in exchange for stock of CCI. Upon completion of the change of control offers, the outstanding principal balances of the 10 3/4% CCI Notes and the 11 3/8% CCI Notes were approximately $294.1 million and $0.6 million, respectively. Interest payments of approximately $15.8 million are payable on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. Interest payments of approximately $32,000 are payable on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year until maturity on October 1, 2000.

     All 2,392,022 shares of CCI Series E Preferred Stock outstanding immediately prior to the SFX Merger remained outstanding after completion of the SFX Merger. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. CCI paid the required dividend on July 15, 1998 by issuing an additional 75,169 shares of CCI Series E Preferred Stock, and CCI intends to pay in kind dividends, rather than cash dividends, through January 15, 2002. On July 3, 1998, pursuant to the terms of the CCI Certificate of Designation, CCI redeemed $119.6 million aggregate liquidation preference, or 1,196,011 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $141.8 million, including a $15.1 million redemption premium and $7.0 million of accrued dividends. The SFX Merger resulted in a change of control under the CCI Certificate of Designation. Pursuant to a change of control offer to acquire all of the outstanding CCI Series E Preferred Stock, which commenced on June 8, 1998, CCI purchased on July 10, 1998, $500,400 aggregate liquidation preference, or 5,004 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536,000, including a $5,000 purchase premium and $31,000 of accrued dividends. The partial redemptions and the change of control offers were funded with a capital contribution by Capstar Radio. As of October 31, 1998, 1,266,176 shares of the CCI Series E Preferred Stock were issued and outstanding.

     In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures estimated at $18.0 million for fiscal year 1998 and payment of the federal income tax liabilities resulting from the Spin-Off, which is indemnified, and the asset divestiture transactions occurring immediately after the SFX Merger, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Management believes that the disposition of certain assets of the Company, cash from operating activities, LMA fees from Chancellor Media and SFX Entertainment's satisfaction of its indemnity obligation to pay CCI for CCI's tax liability resulting from the Spin-Off, together with available revolving credit borrowings under the Capstar Radio Note, should be sufficient to permit the Company to meet its obligations under the agreements governing its existing indebtedness, to fund its operations, and to consummate its pending acquisitions. The Company may require financing, either in the form of additional debt or equity securities, for additional future acquisitions, if any, and there can be no assurance that it will be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets.

     Upon completion of the SFX Merger, the Company became subject to the restrictive covenants found in the instruments governing the outstanding indebtedness of Capstar Broadcasting, Capstar Partners and

Capstar Radio, including Capstar Broadcasting's outstanding note payable to Chancellor Media, Capstar Partner's 12 3/4% Senior Discount Notes due 2009 and its 12% Senior Exchangeable Preferred Stock, par value $.01 per share, Capstar Radio's 9 1/4% Senior Subordinated Notes due 2007 and the Capstar Credit Facility.

     Net cash (used in) provided by continuing operating activities was approximately $38.8 million and $(4.2) million for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash (used in) continuing investing activities was $(138.8) million and $(420.3) million for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash provided by continuing financing activities was $85.2 million and $407.0 million for the nine month periods ended September 30, 1998 and 1997, respectively. These cash flows primarily reflect the borrowings, capital contribution and expenditures for stations acquisitions and dispositions.

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

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail causing a disruption in the operations of a company.

     A Company-wide assessment of systems and operations is underway to identify any computer systems, including equipment with embedded chips, which do not properly recognize dates after December 31, 1999. The Company uses purchased software programs for a variety of financial applications, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. Unrelated to the Year 2000 Issue, the Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999. The Company believes that its other financial applications are Year 2000 compliant.

     The Company's Year 2000 implementation plan also includes the actual remediation and replacement of computer systems and other equipment with embedded chips or processors (i.e. individual work stations, phone systems, etc.) that are not Year 2000 compliant.

     In addition, the Company is assessing its exposure from external sources to Year 2000 failures. These efforts are partially complete. The Company does rely on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company is in the process of developing contingency plans intended to mitigate the possible disruption in business operations that may result from certain of the Company's or third-parties' critical or necessary systems that are not Year 2000 compliant, and is developing cost estimates for such plans. Through September 30, 1998, the Company has incurred minimal costs specifically related to the Year 2000 Issue and estimates spending an aggregate cost of less than $1.0 million. Funding of these costs is anticipated to come from cash generated in business operations.

     Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of Year 2000 Issue. However, the Company's management presently believes the Company is taking appropriate steps to assess and control its Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 Issue, due in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether Year 2000 issues will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In October 1996, Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX, its Executive Chairman and other defendants. The complaint concerns Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This one claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In October 1998, the parties completed an arbitration regarding the deferred payment. In November 1998, the parties settled the claim for approximately $3.1 million, excluding legal fees of approximately $0.2 million.

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX Merger to the holders of SFX's Class A common stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the SFX Merger or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, SFX has agreed not to seek an amendment to the merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX Merger in order to offset SFX Entertainment's indemnity obligations. The Settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the SFX Merger, (b) completion of the confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership ("Noddings") filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against CCI. Noddings alleges that CCI breached a March 23, 1994, Warrant Agreement that Noddings contends requires CCI to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. ("SFX Entertainment"), a former subsidiary of SFX which was spun-off prior to the SFX Merger. Specifically, Noddings alleges that CCI has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court (i) declare that on the exercise of its warrants CCI transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and .2983 shares of common stock of SFX Entertainment per warrant, (ii) require CCI to pay .2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998, (iii) in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and (iv) award costs and attorneys' fees. CCI has filed a motion to dismiss this lawsuit. A response from the plaintiffs is due November 1998.

     See Part 1 Item 1 Note 9 to the September 30, 1998 Unaudited Financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to the written consent in lieu of a meeting dated August 25, 1998, of SBI Holding Corporation, the sole stockholder of CCI, SBI Holding Corporation elected R. Steven Hicks as a director of CCI and accepted the resignation of Eric C. Neuman as director of CCI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media Corporation, Capstar Broadcasting
                            and CBC Acquisition Company, Inc.(1)
           2.2           -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media Corporation, Capstar Broadcasting Partners, L.P.,
                            Thomas O. Hicks and Steven R. Hicks.(1)
          27.1           -- Financial Data Schedule.*

---------------

* Filed herewith.

(1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed by CCI during the three months ended September 30, 1998:

     Amendment No. 1 to Current Report on Form 8-K, filed August 14, 1998, relating to the acquisition of CCI. Item 7(b) was reported.

     Current Report on Form 8-K, filed September 10, 1998, relating to the execution of the Chancellor Merger Agreement with Chancellor Media. Item 1 was reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPSTAR COMMUNICATIONS, INC.

                                            By:      /s/ PAUL D. STONE
                                              ----------------------------------
                                                        Paul D. Stone

                                                 Executive Vice President and
                                                   Chief Financial Officer

Date: November 16, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media Corporation, Capstar Broadcasting
                            and CBC Acquisition Company, Inc.(1)
           2.2           -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media Corporation, Capstar Broadcasting Partners, L.P.,
                            Thomas O. Hicks and Steven R. Hicks.(1)
          27.1           -- Financial Data Schedule.*

---------------

  * Filed herewith.

(1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.