Form 10-K405
period 1998-12-31
CAPSTAR COMMUNICATIONS INC
filed 1999-03-31
CIK 908612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-22486

                          CAPSTAR COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                  13-3649750
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)
           600 CONGRESS AVENUE
               SUITE 1400
              AUSTIN, TEXAS                                  78701
(Address of principal executive offices)                  (Zip Code)

                             ---------------------

       Registrants' telephone number, including area code: (512) 340-7800

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 1999, 1,006 shares of common stock, par value $0.01 per share ("Capstar Communications Common Stock"), of Capstar Communications, Inc. were outstanding. There is no public market for the Capstar Communication Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

      No Documents are incorporated by reference into Parts I, II or III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                          PAGE NO.
                                                                          --------
PART I
  Item 1.   Business....................................................      2
  Item 2.   Properties..................................................     24
  Item 3.   Legal Proceedings...........................................     24
  Item 4.   Submission of Matters to a Vote of Security Holders.........     26
PART II
  Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters.........................................     26
  Item 6.   Selected Historical Financial Data..........................     26
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     27
  Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...     36
  Item 8.   Financial Statements and Supplementary Data.................     36
  Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     36
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........     36
  Item 11.  Executive Compensation......................................     38
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     46
  Item 13.  Certain Relationships and Related Transactions..............     49
PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     56

                           GLOSSARY OF CERTAIN TERMS

                                                              PAGE
                                                              -----
10 3/4% CCI Notes...........................................     29
11 3/8% CCI Notes...........................................     31
Affiliate Stockholders......................................     53
Capstar Broadcasting........................................      2
Capstar Broadcasting Financial Advisory Agreement...........     53
Capstar Broadcasting Monitoring and Oversight Agreement.....     52
Capstar Communications......................................      2
Capstar Communications Common Stock.........................  Cover
Capstar L.P.................................................     47
Capstar Partners............................................      2
Capstar Partners Financial Advisory Agreement...............     53
Capstar Partners Monitoring and Oversight Agreement.........     52
Capstar Radio...............................................      2
CCI Series E Preferred Stock................................     29
Chancellor Exchange Station.................................     50
Chancellor Media............................................      4
Class A Common Stock........................................      8
Class B Common Stock........................................      8
Class C Common Stock........................................      8
Code........................................................     43
Common Stock................................................      8
Continuing Directors........................................     45
DAB.........................................................     17
DARS........................................................     17
Deferral Election...........................................     50
DOJ.........................................................     19
FCC.........................................................      4
FTC.........................................................     19
Fund III Inc................................................     47
GAAP........................................................     26
Hicks Muse..................................................      2
Hicks Muse Parties..........................................     47
Hicks Muse Partners.........................................     52
HM3/Capstar.................................................     47
HSR Act.....................................................     20
JSA.........................................................      4
Katz........................................................     54
LMA.........................................................      4
Named Executive Officers....................................     38
Non-Exchange Acquisition....................................     51
Second Request..............................................     20
Spin-Off....................................................     29
Stock Option Plan...........................................     39
Stockholders................................................      9
Warrants....................................................     45

                                     PART I

ITEM 1. BUSINESS

     As used in this Annual Report on Form 10-K, unless the context otherwise requires, (i) "Capstar Communications" refers to Capstar Communications, Inc.,
(ii) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., the parent of Capstar Communications, and its subsidiaries (iii) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation, the ultimate parent company of Capstar Communications, and (iv) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., the direct parent of Capstar Radio.

GENERAL

     Upon consummation of the pending transactions, Capstar Communications owns or programs, or will own or program, a nationwide portfolio of 112 owned and operated stations and 2 programmed stations in 28 markets. This portfolio includes clusters of four or more stations in 16 markets and comprises the leading station group, in terms of revenue share and/or audience share, in 16 markets.

     R. Steven Hicks, an executive with over 30 years of experience in the radio broadcasting industry, and Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private equity firm ("Hicks Muse"), formed Capstar Broadcasting to capitalize on the consolidation opportunities produced by the Telecommunications Act of 1996. R. Steven Hicks and Hicks Muse recognized that the Telecom Act created a unique opportunity to consolidate stations in mid-sized markets and, accordingly, created a company that was designed specifically to address this market opportunity. Because the Telecom Act enabled operators in mid-sized markets for the first time to form clusters of four or more stations in individual markets, R. Steven Hicks and Hicks Muse believed that Capstar Broadcasting could achieve the economies of scale necessary to support an investment in higher quality managers, programming and systems in these markets. In connection with this strategy, Capstar Broadcasting acquired SFX Broadcasting, Inc. (SFX was subsequently renamed Capstar Communications) in May 1998. The acquisition has allowed Capstar Broadcasting to upgrade its stations' programming, sales, promotions, engineering and administrative operations to standards previously seen only in larger markets. Management believes that this has positioned Capstar Communications to generate revenue growth in these markets in excess of historical growth rates, to increase its audience and revenue shares within these markets and, by capitalizing on economies of scale, to achieve increases in its broadcast cash flow growth rates and margins.

     Capstar Communications' large national portfolio of 114 stations has created significant revenue and cash flow growth opportunities previously unavailable to mid-sized market operators. For example, Capstar Communications is utilizing innovative computer networking technology to distribute high quality programming created in centralized locations to selected stations throughout the country, while maintaining the local character of each broadcast. This has allowed management to reduce staffing and programming costs while substantially increasing the quality of programming. Furthermore, management believes that Capstar Communications' well-developed infrastructure allows it to efficiently acquire and integrate additional stations.

STATION PORTFOLIO

     To effectively and efficiently manage its station portfolio, Capstar Communications has developed a flexible operating structure designed to manage a large and growing number of radio stations throughout the United States. The station portfolio is operationally organized into five regions: Atlantic Star (the Northeast Region), Southern Star (the Southeast Region), Pacific Star (the West Region), GulfStar (the Southwest Region), Central Star (the Midwest Region) and Sea Star (the Southeast Atlantic Region), each of which is managed by regional executives in conjunction with general managers in each market.

     The following table sets forth certain information regarding Capstar Communications' station portfolio, assuming consummation of its pending acquisitions and dispositions:

                                                                      NUMBER OF   COMPANY   COMPANY
                                                       METROPOLITAN   STATIONS    REVENUE   AUDIENCE
                                                       STATISTICAL    ---------    SHARE     SHARE
                      MARKET(1)                        AREA RANK(2)   FM    AM    RANK(2)   RANK(2)
                      ---------                        ------------   ---   ---   -------   --------
ATLANTIC STAR (NORTHEAST REGION)
Providence, RI.......................................       32         2     1       2         2
Hartford, CT.........................................       45         4     1       2         2
Albany-Schenectady-Troy, NY..........................       59         4     2       1         2
Harrisburg-Lebanon-Carlisle, PA......................       76         1     1       1         2
Springfield, MA......................................       80         2     1       1         3
New Haven, CT(3).....................................      101         2    --       1         1
                                                                      --    --
          Subtotal...................................                 15     6
SOUTHERN STAR (SOUTHEAST REGION)
Jacksonville, FL.....................................       52         4     2       1         1
Greenville, SC.......................................       58         3     1       1         2
Savannah, GA.........................................      153         4     2       1         1
                                                                      --    --
          Subtotal...................................                 11     5
PACIFIC STAR (WEST REGION)
Honolulu, HI.........................................       60         4     3       1         1
Tucson, AZ...........................................       61         2     2       1         2
Fresno, CA...........................................       65         6     3       2         2
Modesto-Stockton, CA.................................      122         3     2       2         2
                                                                      --    --
          Subtotal...................................                 15    10
GULFSTAR (SOUTHWEST REGION)
Austin, TX(3)........................................       49         3     1       2         2
                                                                      --    --
          Subtotal...................................                  3     1
CENTRAL STAR (MIDWEST REGION)
Milwaukee, WI........................................       31         1     1       4         5
Grand Rapids, MI.....................................       66         3     1       2         3
Wichita, KS(4).......................................       89         2    --       1         2
Springfield, IL......................................      194         2     1       3         3
Battle Creek-Kalamazoo, MI...........................      235         2     2       1         1
                                                                      --    --
          Subtotal...................................                 10     5
SEA STAR (SOUTHEAST ATLANTIC REGION)
Charlotte, NC........................................       37         3    --       2         2
Indianapolis, IN.....................................       38         2     1       2         3
Greensboro, NC.......................................       42         2     1       3         3
Nashville, TN........................................       44         4     1       1         1
Raleigh, NC..........................................       48         4    --       1         1
Richmond, VA(3)......................................       57         4     1       2         2
Jackson, MS..........................................      119         4     1       1         2
Pensacola, FL........................................      121         3    --       1         1
Biloxi, MS...........................................      137         2    --       1         1
                                                                      --    --
                                                                      28     5
                                                                      --    --
          Total(5)...................................                 82    32
                                                                      ==    ==

---------------

NA   Information not available.

t    Tied with another radio station group.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under Federal Communications Commission ("FCC") multiple ownership rules.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998 for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the Metropolitan Statistical Area, excluding audience share for listeners who listen to stations whose signals originate outside the Metropolitan Statistical Area.

(3) Capstar Communications provides certain sales and marketing services under joint sales agreements ("JSA") to stations WYBC-FM in New Haven, Connecticut and pending consummation of an acquisition to station KFMK-FM in Austin, Texas. Capstar Communications provides under local marketing agreements ("LMAs") certain sales, programming and marketing services to station WLEE-AM in Richmond, Virginia. The chart includes these stations.

(4) The table does not include station KNSS-AM in Wichita, Kansas that must be sold in order for Capstar Radio to complete the acquisition of Triathlon Broadcasting Company.

(5) The table does not include the stations subject to LMAs with Chancellor Media Corporation ("Chancellor Media"). See "Item 13. Certain Relationships and Related Transactions -- Chancellor Exchange Agreement."

OPERATING STRATEGY

     Capstar Communications' primary goals are to achieve revenue growth rates at its stations that are significantly in excess of historical growth rates achieved in comparable markets and to increase its operating margins at these stations at growth rates which exceed the average operating margin growth rates being achieved in large markets. Key elements of its operating strategy are as follows:

     Enhance Revenue Growth through Multiple Station Ownership. The ownership of multiple stations in a market allows Capstar Communications to coordinate its programming to appeal to a broad spectrum of listeners. Station clusters provide one-stop shopping to advertisers attempting to reach a wide range of demographic groups. Management believes that simplifying the buying of advertising time for customers encourages increased advertiser usage, which enhances Capstar Communications' revenue generating potential. Management also believes that this simplified buying process is particularly effective outside the largest markets because advertisers in smaller markets typically perform more functions in the buying process for themselves, as opposed to outsourcing these functions to advertising firms or other vendors. By offering broad demographic coverage, Capstar Communications also competes more effectively against alternative media, such as newspaper, television, and outdoor advertising, thus potentially increasing radio's share of the total advertising dollars spent in a given market.

     Capstar Communications believes that multiple station ownership allows it to more effectively pursue national, network and regional advertisers, a source of revenues which was previously limited in mid-sized markets. For example, Capstar Communications' participation in The AMFM Radio Networks, a national radio network owned by Chancellor Media illustrates, Capstar Communications' ability to attract new sources of network revenues to its stations as a result of its large audience reach.

     Utilize Sophisticated Revenue Generating Techniques. Following the acquisition of a station or station group, Capstar Communications implements sophisticated techniques such as advertising inventory management systems and centralized sales training programs to allow such stations to serve their advertising clients better and to compete more effectively with other media. Historically, inventory management systems have been very labor intensive. Capstar Broadcasting has designed and created a state-of-the-art advertising inventory management system known as Galaxy(TM). The Galaxy(TM) system is similar to the SABRE(TM) airline reservation system. It is an online, demand-based, centralized purchasing system that will allow advertisers to determine the availability of inventory, or available advertising time slots, and the current advertising rates. The Galaxy(TM) system will simplify the purchasing process, which is a very important factor in mid-sized markets where very little advertising is outsourced to media buyers. The Galaxy(TM) system will keep up-to-the-minute tallies on available inventory, or advertising time slots, which will enable Capstar Communications to maximize advertising rates. Capstar Communications began installation of the Galaxy(TM) system in March 1999 and is scheduled to complete installation at substantially all of its stations by December 1, 1999. Capstar Broadcasting is designing an enhancement to the Galaxy(TM) system which, when completed, will integrate the advertising inventory management systems of all of its stations, providing up-to-the-minute information on available advertising time slots at all of Capstar Communications' stations and permitting advertisers, with a single phone call, to buy advertising time from any combination of Capstar Broadcasting's stations and in any market in which Capstar Communications operates. Management believes that the enhancement will be completed and implemented sometime during 2000.

     Capstar Broadcasting has created Star Performance Group to improve the business performance of Capstar Communications' stations by improving human performance. Star Performance Group creates and provides customized training and development programs for Capstar Communications' employees in the areas of sales, marketing and management. Capstar Communications also utilizes in-depth music research studies to improve the quality of the programming and its responsiveness to the local market. Management believes that many single station or single market operators cannot justify the costs associated with utilizing these management techniques.

     Use Innovative Computer Technology to Enhance Programming. Capstar Communications is an industry leader in using computer network technology to deliver high quality programming. Capstar Broadcasting's StarSystem(TM), a company-owned programming distribution network, is designed to broadcast quality programming from its two centralized locations in Austin, Texas and Ft. Lauderdale, Florida to selected stations. With this system, a single radio personality is able to introduce programming in multiple markets by digitally transferring customized introductions for each local market and inserting them into the playlist via a wide area computer network. StarSystem(TM)enables Capstar Communications to make high quality on-air talent available on a cost-effective basis in markets that previously could not afford that level of programming while still maintaining a station's local identity. Management believes that in addition to the cost reductions associated with StarSystem(TM), this system provides a competitive advantage by allowing management to implement format changes quickly and to integrate newly acquired stations and clusters more efficiently. As of March 1, 1999, Capstar Broadcasting has installed this digital technology at 20 stations at a one time cost of approximately $43,000 per station, which has resulted in average cost reductions of approximately $44,000 at each such station on an annualized basis. Capstar Broadcasting intends to expand its StarSystem(TM) to the remaining stations by June 30, 1999, and plans to develop additional regionalized programming centers during 1999 to continue its expansion of StarSystem(TM).

     Create Low Cost Operating Structure. Management believes that it can create a low cost operating structure in mid-sized markets for the following reasons:

     - Capstar Communications is less reliant on expensive on-air celebrities and costly advertising and promotional campaigns to capture listeners because stations in mid-sized markets typically have less direct format competition;

     - The ownership of multiple stations within a market allows Capstar Communications to achieve substantial cost savings through the consolidation of facilities, management, sales and administrative personnel and operating resources (such as on-air talent, programming and music research); and

     - Capstar Broadcasting, as a result of its large station portfolio, combined with the consolidated purchasing power of other companies affiliated with Hicks Muse, has realized volume discounts in such areas as national representation commissions, employee benefits, casualty insurance premiums and other operating expenses.

     Capitalize on Extensive Regional Management Experience. Each of Capstar Communications' regional presidents and chief executive officers has extensive industry experience, having served as a senior executive and/or owner of, or consultant to, one or more substantial station groups in mid-sized to large markets. Capstar Communications has capitalized on this experience by designing a regional organizational structure to manage its station portfolio effectively and to accommodate future in-market or station group acquisitions. Each regional operating executive reports directly to Capstar Communications' chief operating officer. Capstar Communications believes that each of its regional executives possesses considerable knowledge of its region's other radio broadcasters and is, therefore, well situated to identify strategic acquisition candidates.

ACQUISITION STRATEGY

     Capstar Broadcasting has historically been the leading consolidator of radio stations in mid-sized markets throughout the United States. Management has achieved this position using an acquisition strategy that it believes allows Capstar Broadcasting to develop radio station clusters at reasonable prices. Capstar Broadcasting first seeks to enter attractive new mid-sized markets by acquiring a leading station (or a group that owns a leading station). Capstar Broadcasting then uses the initial acquisition as a platform to acquire additional stations. Management believes that by leveraging its existing infrastructure, knowledge of and relationships with advertisers and substantial experience it can improve the operating performance and financial results of acquired stations. From time to time, Capstar Broadcasting may acquire station groups or companies with one or more stations in large or small markets. Although Capstar Broadcasting's primary acquisition strategy is to acquire and operate stations in mid-sized markets, Capstar Broadcasting may in the future retain and operate such large or small market stations. Any acquisitions made by Capstar Broadcasting may be for cash, debt, property or capital stock or stock equivalents of Capstar Broadcasting or some combination thereof. From time to time, management anticipates that it also may have opportunities to purchase radio stations outside of the United States and may pursue such opportunities. In addition, management from time to time also evaluates other acquisition opportunities in media related businesses, particularly businesses with significant after tax cash flow generating potential, that it believes would complement Capstar Broadcasting's radio broadcasting business.

THE TRANSACTIONS

  Completed Transactions

     Since May 29, 1998 (the date of Capstar Broadcasting's acquisition of Capstar Communications), Capstar Communications has completed the following acquisitions and dispositions of radio stations:

                                                                        STATIONS
                                                                        ACQUIRED/
                                                                        DISPOSED
                                                                           OF
                                          DATE         PURCHASE/SALE    ---------
         SELLER/PURCHASER                CLOSED          PRICE(1)       FM    AM        REGION
         ----------------            --------------   ---------------   ---   ---   ---------------
                                                      ($ IN MILLIONS)
ACQUISITIONS
Butler Broadcasting Company,
  Ltd..............................  May 1998               90.3         2     1    GulfStar
Chancellor Media Corporation of Los
  Angeles and Affiliates...........  May 1998               53.0         2    --    Southern Star
Pacific Star Communications,
  Inc..............................  May 1998                6.5         3     1    Pacific Star
Patterson Broadcasting, Inc........  May 1998                 --        22    12    AS/SoS/GS/CS/PS
Jacor Broadcasting Corporation.....  August 1998             5.0        --     1    Sea Star
Boswell Broadcasting
  Incorporated.....................  September 1998         10.0         1    --    GulfStar
DISPOSITIONS
Clear Channel Radio, Inc. .........  May 1998               11.5         1    --    Southern Star
Chancellor Media Corporation.......  May 1998              143.3         1    --    GulfStar
HBC Houston, Inc. and HBC
  Houston License Corporation......  May 1998               54.0         1    --    GulfStar
Cox Radio, Inc.....................  May 1998               48.0         3     1    Atlantic Star
Jacor Broadcasting Corporation.....  August 1998             5.0        --     1    Atlantic Star
Boswell Broadcasting
  Incorporated.....................  September 1998         10.0         1    --    GulfStar

---------------

(1) Includes transaction costs.

  Pending Transactions

     Capstar Communications has also entered into the following:

     - One agreement to acquire one additional FM station in a mid-sized market for which Capstar Communications currently provides services pursuant to a JSA for $8.5 million; and

     - One agreement to dispose of one AM station for $500,000.

     Upon completion of the pending transactions, Capstar Communications will own and operate more than 112 stations and program more than 2 stations in primarily mid-sized markets located throughout the United States. Consummation of each of the pending transactions is subject to numerous conditions, including governmental approvals. Accordingly, the actual date of consummation of each of the pending transactions may vary from the anticipated closing dates. No assurances can be given that any or all of the pending transactions will be consummated or that, if completed, they will be successful.

     Pending Radio Station Acquisition and Dispositions. The following table summarizes the pending acquisition and disposition of radio stations:

                                      STATIONS TO
                                      BE ACQUIRED/
                                      DISPOSED OF
                                      ------------                    EXPECTED         ESTIMATED
SELLER/PURCHASER                      FM       AM       REGION      CLOSING DATE   PURCHASE PRICE(1)
----------------                      ---      ---   ------------   ------------   -----------------
                                                                                    ($ IN MILLIONS)
ACQUISITION
R. Steven Hicks(2)..................   1       --    GulfStar       April 1999           $8.5
                                      ==       ==                                        ====
DISPOSITION
Truth Broadcasting Corporation......  --        1    Sea Star       August 1999           0.5
                                      ==       ==                                        ====

---------------

(1) Includes transaction costs.

(2) See "Item 13. Certain Relationships and Related Transactions -- Round Rock, Texas Construction Permit."

  Chancellor Merger

     On August 26, 1998, Capstar Broadcasting and Chancellor Media entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity. Under the merger agreement:

     - Chancellor Media will acquire Capstar Broadcasting in a reverse merger in which Capstar Broadcasting will be renamed Chancellor Media Corporation;

     - each share of Class A common stock, par value $0.01 per share, of Capstar Broadcasting ("Class A Common Stock") and Class C common stock, par value $0.01 per share, of Capstar Broadcasting ("Class C Common Stock") will represent 0.4955 shares of voting common stock in the combined entity;

     - each share of Class B Common Stock par value $0.01 per share, of Capstar Broadcasting ("Class B Common Stock" and together with the Class A Common Stock and the Class C Common Stock, the "Common Stock") will represent
       0.4955 shares of nonvoting common stock of the combined entity;

     - each share of Chancellor Media common stock will represent one share of the combined entity; and

     - each share of Chancellor Media preferred stock will represent one share of preferred stock of the combined entity.

     The completion of the merger depends upon the satisfaction of a number of conditions, including the following:

     - stockholder approval of both Capstar Broadcasting and Chancellor Media;

     - the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period has terminated;

     - the receipt of regulatory approval from the FCC, which regulatory approval has been received;

     - the consent of the lenders under the Capstar Broadcasting credit facility and Chancellor Media's credit facility; and

     - other customary conditions.

     There can be no assurance that all of the conditions to the merger will be satisfied. Either company may waive compliance with the conditions at its discretion if permitted by law.

     Thomas O. Hicks, R. Steven Hicks and Capstar Broadcasting Partners, L.P., an affiliate of Hicks Muse (collectively, the "Stockholders"), entered into a voting agreement, on August 26, 1998, under which each Stockholder has agreed, among other things, to vote the number of shares of Common Stock held by or controlled by him or it with respect to approval of the merger and the merger agreement in favor of such proposals and any other transactions contemplated by the merger agreement.

     Chancellor Media is a diversified multi-media company that:

     - owns and/or operates a radio station portfolio, as of March 1, 1999, consisting of 125 radio stations in 23 of the largest U.S. markets and Puerto Rico, 112 stations of which were then owned and 13 stations of which were then operated under time brokerage agreements which allow Chancellor Media to program another person's stations and sell the advertising. Eleven of the 13 stations operated under the brokerage agreement are owned by Capstar Communications. See "Item 13. Certain Relationships and Related Transactions -- Chancellor Exchange Agreement";

     - operates a national radio network, The AMFM Radio Networks;

     - provides national media sales representation through Katz Media Corporation, a wholly-owned subsidiary; and

     - has a significant outdoor advertising presence.

     On January 20, 1999, Chancellor Media announced that its board of directors engaged the investment banking firm of BT Alex. Brown Incorporated as financial advisor for the purpose of assisting management and the board of directors of Chancellor Media in developing, reviewing and structuring a range of strategic alternatives intended to maximize Chancellor Media's stockholder value. On February 11, 1999, Chancellor Media announced that it added additional advisors Morgan Stanley Dean Witter, Hicks Muse, Goldman, Sachs & Co., Greenhill & Co., LLC and Chase Securities Inc. to assist it in exploring these alternatives, which include the potential sale, merger or consolidation of the entire company or some of its operating assets. On March 15, 1999, Chancellor Media announced that it had completed the review of strategic alternatives and announced a series of steps that it anticipates will better position Chancellor Media strategically, operationally and financially, including the following:

     - a determination not to pursue the sale, merger or consolidation of Chancellor Media at such time; and

     - the addition of a new senior management team, which now includes R. Steve Hicks as vice chairman of the board and president and chief executive officer of Chancellor Media's newly created Chancellor Media Services Group, D. Geoffrey Armstrong as executive vice president and chief financial officer, and William S. Banowsky, Jr. as executive vice president and general counsel.

     In light of Chancellor Media's announcements, it is possible that the terms and/or structure of the merger may change, including reversing the structure of the merger such that Capstar Broadcasting would merge with a wholly-owned subsidiary of Chancellor Media, or the merger may not be completed at all. If the terms and structure of the merger remain unchanged and all conditions to the merger are satisfied or waived, Capstar Broadcasting believes that the merger will be consummated during the second or early third quarter of 1999.

     The description of the merger agreement and the voting agreement above is not complete. You should read a copy of the merger agreement and the voting agreement incorporated herein by reference as an exhibit to this Annual Report on Form 10-K.

  Other Transactions

     As part of Capstar Communications' ongoing acquisition strategy, Capstar Communications is continually evaluating other potential acquisition opportunities. Capstar Communications from time to time enters into nonbinding letters of intent to acquire, dispose and/or exchange substantially all of the assets used or useful in the operations of one or more radio stations, each of which is subject to various conditions, including the ability of Capstar Communications to enter into a definitive agreement. See "-- Risks Associated with Business Activities -- Difficulty of Integrating Acquisitions."

REGIONAL OPERATING GROUPS

  Regional Executives

     Each of the regional operating groups is operated by a regional president who has extensive industry experience, having served as a senior executive and/or owner of, or consultant to, one or more substantial station groups in mid-sized to large markets.

     Atlantic Star. Atlantic Star is managed by its president, James T. Shea, Jr. Mr. Shea has more than 25 years of radio broadcasting experience. Mr. Shea's operating knowledge and strong advertising relationships helped Commodore Media, Inc. become a leading radio group in each of its markets prior to its acquisition by Capstar Broadcasting in 1996.

     Southern Star. Southern Star is managed by its president, Rick Peters. Mr. Peters has more than 26 years of radio broadcasting experience, including, most recently, serving as the President of Peters Communications, Inc., a programming consulting firm affiliated with radio stations in various mid-sized and large markets.

     Pacific Star and GulfStar. Pacific Star and GulfStar are managed by their president James P. Donahoe. Mr. Donahoe has more than 14 years of radio broadcasting experience. Prior to joining Capstar Broadcasting, Mr. Donahoe served as regional vice president for SFX Broadcasting, Inc.

     Central Star. Central Star is managed by its president, Mary K. Quass. Ms. Quass has more than 21 years of radio broadcasting experience, including, most recently, serving as the president and chief executive officer of Quass Broadcasting Company until its acquisition by Capstar Broadcasting in January 1998.

     Sea Star. Sea Star is managed by its president, John King. Mr. King has more than 27 years of radio broadcasting experience, including most recently serving as a regional vice president of SFX Broadcasting, Inc. (Capstar Communications' predecessor) for its southeast atlantic region.

     In addition to a regional president, management for each region includes a human resources director, a controller, a director of programming, an engineer and one or more advertising sales people.

  Regional Station Portfolios

     The following tables set forth certain information regarding to Capstar Communications' station portfolio in each of its six regions, assuming consummation of the pending transactions.

                        ATLANTIC STAR (NORTHEAST REGION)

                              METROPOLITAN                 COMPANY   COMPANY
                              STATISTICAL      TARGET      REVENUE   AUDIENCE
MARKET AND                        AREA       DEMOGRAPHIC    SHARE     SHARE
STATION CALL LETTERS(1)         RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
-----------------------       ------------   -----------   -------   --------            ------
PROVIDENCE, RI..............       32                         2         2
WHJJ-AM.....................                 35+                                News/Talk
WHJY-FM.....................                 25-54                              Album Rock
WSNE-FM.....................                 F35-54                             Adult Contemporary
HARTFORD, CT................       45                         2         2
WHCN-FM.....................                 18-34                              Classic Rock
WKSS-FM.....................                 F25-54                             Top 40
WMRQ-FM.....................                 18-54                              Modern Rock
WWYZ-FM.....................                 25-54                              Country
WPOP-AM.....................                 35+                                Sports

                              METROPOLITAN                 COMPANY   COMPANY
                              STATISTICAL      TARGET      REVENUE   AUDIENCE
MARKET AND                        AREA       DEMOGRAPHIC    SHARE     SHARE
STATION CALL LETTERS(1)         RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
-----------------------       ------------   -----------   -------   --------            ------
ALBANY-SCHENECTADY-TROY,
  NY........................       59                         1         2
WGNA-FM.....................                 25-54                              Country
WGNA-AM.....................                 25-54                              Country
WPYX-FM.....................                 18-34                              Album Rock
WTRY-AM.....................                 25-54                              Oldies
WTRY-FM.....................                 18-34                              Oldies
WXLE-FM.....................                 F25-54                             Jammin' Oldies
HARRISBURG-LEBANON-CARLISLE,
  PA........................       76                         1         2
WTCY-AM.....................                 35-54                              Urban Adult Contemporary
WNNK-FM.....................                 18-34                              Contemporary Hits
SPRINGFIELD, MA.............       80                         1         3
WHMP-AM.....................                 M35-64                             News/Talk/Sports
WHMP-FM.....................                 25-54                              Rock Alternative
WPKX-FM.....................                 25-54                              Country
NEW HAVEN, CT...............      101                         1         1
WPLR-FM.....................                 18-34                              Album Rock
WYBC-FM(3)..................                 18-34                              Urban Adult Contemporary

---------------

F    Female

M    Male

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or third parties

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro Version 2.5 Radio Analysis Database (current as of February 24,1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1998, for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the Metropolitan Statistical Area, excluding audience share for listeners who listen to stations whose signal originate outside the Metropolitan Statistical Area.

(3) Capstar Communications provides certain sales and marketing services to station WYBC-FM in New Haven, Connecticut under a JSA.

                        SOUTHERN STAR (SOUTHEAST REGION)

                              METROPOLITAN                 COMPANY   COMPANY
                              STATISTICAL      TARGET      REVENUE   AUDIENCE
MARKET AND                        AREA       DEMOGRAPHIC    SHARE     SHARE
STATION CALL LETTERS(1)         RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
-----------------------       ------------   -----------   -------   --------            ------
JACKSONVILLE, FL............       52                         1         1
WAPE-FM.....................                 18-54                              Contemporary Hits
WFYV-FM.....................                 25-54                              Album Rock
WMXQ-FM.....................                 25-54                              Adult Contemporary
WKQL-FM.....................                 35-64                              Oldies
WOKV-AM.....................                 35+                                News/Talk
WBWL-AM.....................                 M18-54                             Sports
GREENVILLE, SC..............       58                         1         2
WGVL-AM.....................                 25-54                              Gospel/Country
WMYI-FM.....................                 25-54                              Adult Contemporary
WROQ-FM.....................                 25-54                              Classic Rock
WSSL-FM.....................                 25-54                              Country
SAVANNAH, GA................      153                         1         1
WCHY-AM.....................                 35-64                              Disney
WCHY-FM.....................                 25-54                              Country
WYKZ-FM.....................                 25-54                              Soft Adult Contemporary
WAEV-FM.....................                 18-34                              Adult Contemporary
WSOK-AM.....................                 25-54                              Gospel
WLVH-FM.....................                 25-54                              Urban Adult Contemporary

---------------

M    Male

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998, for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the Metropolitan Statistical Area, excluding audience share for listeners who listen to stations whose signal originate outside the Metropolitan Statistical Area.

                           PACIFIC STAR (WEST REGION)

                             METROPOLITAN                 COMPANY   COMPANY
                             STATISTICAL      TARGET      REVENUE   AUDIENCE
        MARKET AND               AREA       DEMOGRAPHIC    SHARE     SHARE
  STATION CALL LETTERS(1)      RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
  -----------------------    ------------   -----------   -------   --------            ------
HONOLULU, HI...............       60                         1         1
KSSK-AM....................                 25-54                              Hot Adult Contemporary
KSSK-FM....................                 25-54                              Hot Adult Contemporary
KUCD-FM....................                 35-54                              Modern Adult Contemporary
KHVH-AM....................                 35-64                              News/Talk
KKLV-FM....................                 M35-54                             Classic Rock

                             METROPOLITAN                 COMPANY   COMPANY
                             STATISTICAL      TARGET      REVENUE   AUDIENCE
        MARKET AND               AREA       DEMOGRAPHIC    SHARE     SHARE
  STATION CALL LETTERS(1)      RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
  -----------------------    ------------   -----------   -------   --------            ------
KIKI-AM....................                 18-34                              Urban
KIKI-FM....................                 18-34                              Urban
TUCSON, AZ.................       61                         1         2
KCEE-AM....................                 F25-54                             Nostalgia
KNST-AM....................                 25-54                              News/Talk/Sports
KRQQ-FM....................                 25-54                              Contemporary Hits
KWFM-FM....................                 35-64                              Oldies
FRESNO, CA.................       65                         2         2
KBOS-FM....................                 18-34                              Contemporary Hits
KVBL-AM....................                 M18-49                             Sports/Talk
KRZR-FM....................                 M18-49                             Album Rock
KRDU-AM....................                 NA                                 Religion
KSOF-FM....................                 25-54                              Soft Rock
KEZL-FM....................                 35-54                              Smooth Jazz
KFSO-FM....................                 35-64                              Oldies
KALZ-FM....................                 35-54                              Adult Contemporary
KCBL-AM....................                 35-54                              Sports Talk
MODESTO-STOCKTON, CA(3)....      122                         2         2
KFRY-FM....................                 25-54                              Country
KJAX-AM....................                 35-64                              News/Talk
KJSN-FM....................                 25-54                              Adult Contemporary
KFIV-AM....................                 35-64                              News/Talk
KOSO-FM....................                 25-54                              Adult Contemporary

---------------

F    Female

M    Male

NA   Information not available.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenues figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998 for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the Metropolitan Statistical Area excluding audience share for listeners who listen to stations whose signal originate outside the Metropolitan Statistical Area.

(3) Modesto-Stockton, California is not a custom survey area as defined by BIA Research -- Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). The custom survey area includes the BIA
    Research -- Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999) markets of Modesto and Stockton, California with market ratings of 85 and 122, respectively. Metropolitan Statistical Area Rank is listed for the Stockton market only. The combined rank of the custom survey area has not been estimated.

                          GULFSTAR (SOUTHWEST REGION)

                             METROPOLITAN                 COMPANY   COMPANY
                             STATISTICAL      TARGET      REVENUE   AUDIENCE
        MARKET AND               AREA       DEMOGRAPHIC    SHARE     SHARE
  STATION CALL LETTERS(1)      RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
  -----------------------    ------------   -----------   -------   --------            ------
AUSTIN, TX.................       49                         2         2
KASE-FM....................                 18-34                              Country
KVET-FM....................                 25-54                              Country
KVET-AM....................                 M18-54                             Sports
KFMK-FM(3)*................                 25-54                              Jammin' Oldies

---------------

F    Female

M    Male

NA   Information not available.

 * Indicates station to be acquired by Capstar Communications in a pending transaction.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenues figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998 for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the Metropolitan Statistical Area excluding audience share for listeners who listen to stations whose signal originate outside the Metropolitan Statistical Area.

(3) Pending the consummation of the pending acquisitions, the Company provides certain sales and marketing services to station KFMK-FM in Austin, Texas under a JSA.

                         CENTRAL STAR (MIDWEST REGION)

                             METROPOLITAN                 COMPANY   COMPANY
                             STATISTICAL      TARGET      REVENUE   AUDIENCE
        MARKET AND               AREA       DEMOGRAPHIC    SHARE     SHARE
  STATION CALL LETTERS(1)      RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
  -----------------------    ------------   -----------   -------   --------            ------
MILWAUKEE, WI..............       31                         4         5
WISN-AM....................                 35-64                              Talk
WLTQ-FM....................                 25-54                              Lite Adult Contemporary
GRAND RAPIDS, MI...........       66                         2         3
WGRD-FM....................                 18-34                              Modern Rock
WNWZ-AM....................                 35+                                News
WLHT-FM....................                 25-54                              Adult Contemporary
WTRV-FM....................                 F35-64                             Soft Adult Contemporary
WICHITA, KS(3).............       89                         1         1
KKRD-FM....................                 18-34                              Contemporary Hits
KRZZ-FM....................                 18-34                              Classic Rock
SPRINGFIELD, IL............      194                         3         3
WFMB-AM....................                 M35-64                             News/Talk/Sports
WFMB-FM....................                 18-34                              Country
WCVS-FM....................                 25-54                              Classic Hits

                             METROPOLITAN                 COMPANY   COMPANY
                             STATISTICAL      TARGET      REVENUE   AUDIENCE
        MARKET AND               AREA       DEMOGRAPHIC    SHARE     SHARE
  STATION CALL LETTERS(1)      RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
  -----------------------    ------------   -----------   -------   --------            ------
BATTLE CREEK/KALAMAZOO,
  MI.......................      235                         1         1
WBCK-AM....................                 35-64                              News/Talk
WBXX-FM....................                 25-54                              Adult Contemporary
WRCC-AM....................                 45+                                Nostalgia
WWKN-FM....................                 35-64                              Oldies

---------------

F    Female

M    Male

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998, for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the Metropolitan Statistical Area, excluding audience share for listeners who listen to stations whose signal originate outside the Metropolitan Statistical Area.

(3) The table does not include station KNSS-AM in Wichita, Kansas that Capstar Radio must sell in order to consummate the acquisition of Triathlon Broadcasting Company.

                      SEA STAR (SOUTHEAST ATLANTIC REGION)

                             METROPOLITAN                 COMPANY   COMPANY
                             STATISTICAL      TARGET      REVENUE   AUDIENCE
        MARKET AND               AREA       DEMOGRAPHIC    SHARE     SHARE
  STATION CALL LETTERS(1)      RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
  -----------------------    ------------   -----------   -------   --------            ------
CHARLOTTE, NC..............       37                         2         2
WKKT-FM....................                 18-54                              Country
WLYT-FM....................                 F35-64                             Lite Adult Contemporary
WRFX-FM....................                 M18-54                             Album Rock
INDIANAPOLIS, IN...........       38                         2         3
WNDE-AM....................                 M18-54                             News/Talk
WRZX-FM....................                 18-44                              Alternative
WFBQ-FM....................                 25-54                              Album Rock
GREENSBORO, NC.............       42                         3         3
WHSL-FM....................                 25-54                              Country
WMAG-FM....................                 18-34                              Adult Contemporary
WMFR-AM....................                 35+                                News/Talk
NASHVILLE, TN..............       44                         1         1
WRVW-FM....................                 25-54                              Adult Contemporary
WSIX-FM....................                 18-64                              Country
WJZC-FM....................                 35-64                              Smooth Jazz
WNRQ-FM....................                 35-64                              Classic Rock
WLAC-AM....................                 35+                                News/Talk

                             METROPOLITAN                 COMPANY   COMPANY
                             STATISTICAL      TARGET      REVENUE   AUDIENCE
        MARKET AND               AREA       DEMOGRAPHIC    SHARE     SHARE
  STATION CALL LETTERS(1)      RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
  -----------------------    ------------   -----------   -------   --------            ------
RALEIGH, NC................       48                         1         1
WDCG-FM....................                 25-54                              Contemporary Hits
WRDU-FM....................                 25-54                              Album Rock
WRSN-FM....................                 25-54                              Adult Contemporary
WTRG-FM....................                 35-64                              Oldies
RICHMOND, VA...............       57                         2         2
WMXB-FM....................                 35-64                              Hot Adult Contemporary
WRCL-FM....................                 35-64                              Oldies
WKHK-FM....................                 25-54                              Country
WKLR-FM....................                 25-54                              Classic Rock
WLEE-AM(3).................                 35-54                              Oldies
JACKSON, MS................      119                         1         2
WJDX-AM....................                 25-54                              Sports
WFTF-FM....................                 25-54                              Young Country
WMSI-FM....................                 25-54                              Country
WSTZ-FM....................                 25-54                              Rock
WQJQ-FM....................                 35-64                              Classic Top 40
PENSACOLA, FL..............      121                         1         1
WMEZ-FM....................                 F25-54                             Soft Adult Contemporary
WXBM-FM....................                 25-54                              Country
WWSF-FM....................                 35-54                              Oldies
BILOXI, MS.................      137                         1         1
WKNN-FM....................                 25-54                              Country
WMJY-FM....................                 25-54                              Adult Contemporary

---------------

F    Female

M    Male

NA   Information not available.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1998, for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the Metropolitan Statistical Area, excluding audience share for listeners who listen to stations whose signal originate outside the Metropolitan Statistical Area.

(3) CCI provides certain sales, programming, and marketing services to station WLEE-AM in Richmond, Virginia under an LMA.

COMPETITION; CHANGES IN BROADCASTING INDUSTRY

     The radio broadcasting industry is highly competitive. The success of each of Capstar Communications' stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Capstar Communications' stations compete for listeners and advertising revenue directly with other stations as well as with advertising and other media within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of its markets, Capstar Communications is able to attract advertisers seeking to reach those listeners. In addition to competition for market share, Capstar Communications competes for acquisition opportunities with other radio broadcasting companies, including Jacor Broadcasting Corp., Clear Channel Communications, Inc. and CBS Inc.

     Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. Capstar Communications attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers.

     Capstar Communications' stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite, by the internet, and by digital audio broadcast ("DAB"). DAB may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC has allocated spectrum for a new technology, digital audio radio services ("DARS"), to deliver audio programming. The FCC has adopted licensing and operating rules for DARS and in April 1997 awarded two licenses for this service. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band prior to the FCC's cut-off date, subject to the requirement that such licensees apply to the FCC to implement operations on their expanded band frequencies. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     Capstar Communications employs a number of on-air personalities and generally enters into employment agreements with certain of these personalities to protect its interests in those relationships that it believes to be valuable. The loss of certain of these personalities could result in a short-term loss of audience share, but Capstar Communications does not believe that any such loss would have a material adverse effect on Capstar Communications.

FEDERAL REGULATION OF RADIO BROADCASTING

     The ownership, operation and sale of radio stations are subject to extensive regulation by the FCC, which acts under authority granted by the Communications Act of 1934, as amended. Following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies.

     FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether:

     - the station has served the public interest, convenience and necessity;

     - the licensee has committed serious violations of the Communications Act or the FCC rules; or

     - the licensee has committed other violations that, taken together, constitute a pattern of abuse.

The vast majority of FCC broadcast licenses are routinely renewed, and Capstar Communications has no reason to believe that its licenses will not be renewed at their expiration dates. The non-renewal of one or more licenses could have a material adverse effect on the business of Capstar Communications. Moreover, the laws, policies and regulations of the FCC may change significantly over time and there can be no assurance that those changes will not have a negative effect on Capstar Communications' business.

     Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the proposed licensee, including compliance with the rules limiting common ownership of media properties, the "character" of the proposed licensee and those persons holding "attributable" interests therein, compliance with statutory limitations on foreign ownership, and compliance with other FCC policies.

     The Communications Act and the FCC rules impose specific limits on the number of commercial radio stations Capstar Broadcasting can own in a single market. These rules preclude Capstar Communications from acquiring certain stations that it might otherwise seek to acquire. The rules also effectively prevent Capstar Communications from selling stations in a market to a buyer that has reached its ownership limit in the market. The ownership rules are as follows:

     - in markets with 45 or more commercial radio stations, ownership is limited to eight stations, no more than five of which can be either AM or FM;

     - in markets with 30 to 44 commercial radio stations, ownership is limited to seven stations, no more than four of which can be either AM or FM;

     - in markets with 15 to 29 commercial radio stations, ownership is limited to six stations, no more than four of which can be either AM or FM; and

     - in markets with 14 or fewer commercial radio stations, ownership is limited to five stations or no more than 50% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

     Under the FCC's ownership attribution rules, interests held by Capstar Communications' officers, directors and certain voting stockholders in broadcast stations not owned by Capstar Communications must be counted as if they were owned by Capstar Communications for purposes of applying the FCC's multiple ownership rules. Thomas O. Hicks, the controlling stockholder of Capstar Broadcasting, is the principal stockholder and exercises de facto control over Chancellor Media, which owns and operates or programs 125 radio stations in 23 markets and Puerto Rico. Because Chancellor Media and Capstar Communications have a common attributable stockholder, in markets where both companies own radio stations (e.g., Dallas, Texas) those stations are currently deemed to be commonly owned for purposes of applying the local radio ownership limits.

     Similarly, because Capstar Communications and LIN Television Corporation, a television company controlled by Hicks Muse, have a common attributable stockholder (Thomas O. Hicks) and because Capstar Communications operates radio stations in certain markets where LIN operates television stations, those operations require an FCC waiver of the rule that normally prohibits the same owner from owning a television station and a radio station in the same market (the "one-to-a-market" rule). To date, all required one-to-a-market waivers in regard to LIN and Capstar Communications overlaps have been obtained. The FCC is considering changes to its one-to-a-market rule and waiver policy and to its ownership attribution rules. It is possible, but not at all certain, that revised regulations could require Capstar Communications to divest interests in some stations in order to comply with a more restrictive limit on radio-television cross-ownership in the same market. In general, there can be no assurance that the FCC's existing rules or any newly adopted rules will not have a negative effect on Capstar Communications' business, financial condition and results of operations.

     Finally, the FCC has recently issued public notices suggesting that it may have concerns about radio station acquisitions that would give the acquiring party an excessive share of the radio advertising revenues in a given market or would otherwise result in excessive concentration of ownership. It is not clear how the FCC will proceed in this area or how any policy it may adopt will interact with the review of similar issues by the U.S. Department of Justice ("the DOJ") and the Federal Trade Commission ("FTC").

     Local Marketing Agreements. Capstar Communications has previously entered into what have commonly been referred to as local marketing agreements or LMAs. Under a typical LMA, separately owned and licensed radio stations agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. The FCC's multiple ownership rules specifically permit radio station LMAs, but provide that a licensee or a radio station that provides the programming for more than 15% of the weekly broadcast time on another station in the same market will be considered to have an attributable ownership interest in that station for purposes of the FCC's multiple ownership rules.

     Joint Sales Agreements. Capstar Communications has previously entered into cooperative arrangements commonly known as joint sales agreements or JSAs. Under the typical JSA, a station licensee obtains for a fee the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting and "back office" services to the station whose advertising is being sold. Unlike an LMA, a JSA normally does not involve programming.

     The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore, does not generally regulate joint sales practices between stations. Stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee. However, in a pending rulemaking proceeding, the FCC is considering whether to change that policy and make JSAs attributable ownership interests, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with LMAs. If JSAs become attributable interests as a result of changes in the FCC rules, Capstar Communications may be required to terminate JSAs Capstar Communications has with a radio station which Capstar Communications could not own under the FCC's multiple ownership rules.

     Programming and Operation. The Communications Act requires Capstar Communications to serve the "public interest." Capstar Communications is required to present programming that is responsive to issues relevant to a station's community and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time and generally may be considered by the FCC at any time. Capstar Communications must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short term" (less than the full term) license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Federal Antitrust Laws. In addition to the risks associated with the acquisition of radio stations, Capstar Communications is also aware of the possibility that certain acquisitions it proposes to make may be investigated by the FTC or the DOJ, which are the agencies responsible for enforcing the federal antitrust laws. The agencies have recently investigated several radio station acquisitions where an operator proposed to acquire new stations in its existing markets. Capstar Communications cannot predict the outcome of any specific DOJ or FTC investigation, which are necessarily fact specific. Any decision by the FTC or the DOJ to challenge a proposed acquisition could affect the ability of Capstar Communications to consummate the acquisition or to consummate it on the proposed terms.

     For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act"), and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. The DOJ has been the agency involved in all of Capstar Communications' transactions. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then at the conclusion of the initial 30-day period, it will issue a formal request for additional information ("Second Request"). The issuance of a Second Request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a Second Request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues. Such discussions and negotiations can be time-consuming, and the parties may agree to delay consummation of the acquisition during their pendency.

     At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of Capstar Communications. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties and states may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     Capstar Communications is subject to the following consent decrees and letter agreements with the DOJ:

     - Capstar Communications, Inc. has entered into a consent decree with the DOJ and Chancellor Media with respect to the Long Island, New York market under which Capstar Communications has agreed not to acquire WALK-FM;

     - Capstar Broadcasting and Capstar Communications have executed a consent decree with the DOJ that, among other things, requires Capstar Broadcasting to give the DOJ notice of any acquisition in the Long Island, New York; Houston, Texas; Pittsburgh, Pennsylvania; Greenville, South Carolina; and Jackson, Mississippi markets at least 30 days prior to the consummation thereof for a period of up to ten years unless Capstar Broadcasting or Chancellor Media do not own stations in these areas at the time of the proposed acquisitions; and

     - as a result of a pending acquisition of Capstar Broadcasting and Triathlon Broadcasting Company, Capstar Broadcasting has agreed in a letter agreement with the DOJ that, concurrently with the consummation of the Triathlon acquisition, Capstar Radio will sell station KNSS-AM (owned by Capstar Communications) and stations KEYN-FM, KWSJ-FM, KFH-AM and KQAM-AM (owned by Triathlon).

     As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that LMAs, JSAs and other similar agreements customarily entered into in connection with radio station transfers, if such agreements take effect prior to the expiration of the waiting period under the HSR Act, could violate the HSR Act. Furthermore, the DOJ has noted that JSAs may raise antitrust concerns under Section 1 of the Sherman Act and has challenged JSAs in certain locations. To date, none of Capstar Communications' JSAs has been challenged.

EMPLOYEES

     As of December 31, 1998, Capstar Communications had a staff of approximately 1,582 full-time employees and approximately 675 part-time employees. There are no collective bargaining agreements between Capstar Communications and its employees. Capstar Communications believes that its relations with its employees are good.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

  Potential Negative Consequences of Substantial Indebtedness

     As of December 31, 1998, Capstar Communications had outstanding, on a consolidated basis, long-term indebtedness (including current portions) of $698.6 million, a retained earnings of $582,000, and stockholders' equity of approximately $1,614.6 million.

     The level of Capstar Communications' indebtedness could have several negative consequences to the holders of the 11 3/8% CCI Notes, the 10 3/4% CCI Notes and the CCI Series E Preferred Stock, including but not limited to the following:

     - much of Capstar Communications' cash flow will be dedicated to debt service and will not be available for other purposes;

     - the high level of indebtedness limits Capstar Communications' flexibility to deal with changing economic, business and competitive conditions; and

     - Capstar Communications' ability to obtain financing in the future may be limited.

The failure to comply with the covenants in the agreements governing the terms of Capstar Communications' indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.

     Capstar Communications' ability to satisfy its debt service obligations will depend upon its future financial and operating performance. If Capstar Communications cannot satisfy its debt service obligations, it may be forced to find alternative sources of funds by selling assets, restructuring, refinancing debt, or seeking additional equity capital. There can be no assurance that any of these alternative sources would be available on satisfactory terms or at all.

  Restrictions Imposed on Capstar Communications by Terms of Indebtedness

     The various indentures and agreements governing the debt instruments of Capstar Communications and the certificate of designation governing the preferred stock of Capstar Communications contain covenants that restrict Capstar Communications' ability to:

     - incur additional indebtedness, issue preferred stock, incur liens, pay dividends or make certain other payments;

     - sell assets;

     - enter into transactions with affiliates; or

     - merge or consolidate with any other person.

These agreements also require Capstar Communications to maintain specified leverage ratios and interest coverage ratios. Capstar Communications' ability to meet those financial ratios can be affected by events beyond its control, and there can be no assurance that it will meet those tests. A breach of any of these covenants or failure to meet these financial ratios could result in a default under one or more of the indentures which would allow the noteholders to declare all amounts outstanding immediately due and payable.

  Fixed Charges Negatively Impact Results of Operations

     Capstar Communications had net losses attributable to common stock of $56.9 million and $59.8 million for the years ended December 31, 1996, and 1997, respectively and $218.8 million and $582,000 in the five months ended May 31, 1998 and the seven months ended December 31, 1998, respectively. It is expected that current interest and amortization charges and increases thereto relating to acquisitions will have a negative impact on Capstar Communications' results of operations.

  Difficulty of Integrating Acquisitions

     Capstar Communications pursues growth through the acquisition of radio companies, radio station groups and individual radio stations primarily in mid-sized markets. Capstar Communications' acquisition strategy involves numerous risks, including increasing interest expense requirements, difficulties in the integration of operations, systems and the management of a large and geographically diverse group of stations, the diversion of management's attention from other business concerns and the potential loss of key employees of acquired stations. This rapid growth through acquisitions has required senior management to spend a considerable amount of time integrating the administrative, operational, and financial resources of Capstar Communications with each newly-acquired radio station. Capstar Communications' future performance and profitability will depend in part on its ability to integrate successfully the operations and systems of acquired radio stations, to hire additional personnel, and to implement necessary enhancements to its management systems to respond to changes in its business. Depending on the nature, size and timing of future acquisitions, Capstar Communications may be required to raise additional financing necessary to consummate its future acquisitions, increasing its debt service obligations. The availability of additional financing cannot be assured. Depending on the terms of the potential acquisition, additional financing may not be permitted under the agreements that govern the outstanding indebtedness of Capstar Communications or additional financing may not be available on terms acceptable to Capstar Communications' management. There can be no assurance that any future acquisitions will not have a material adverse effect on Capstar Communications' financial condition or results of operations.

  Chancellor Media Local Marketing Agreements

     Chancellor Media provides services for eleven of Capstar Communications' stations in large markets under separate LMAs for approximately $49.4 million per year. Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period ending February 20, 2001 with corresponding decreases in the amount of the LMA fees received as stations are exchanged. No assurances can be given that stations acquired by Capstar Communications in exchange for these eleven stations will generate cash flows comparable to the LMA fees received from Chancellor Media, either initially when such stations are acquired or at all. See "Item 13. Certain Relationships and Related Transactions -- Chancellor Exchange Agreement."

  Control of the Company

     Capstar Broadcasting, through its indirect subsidiary Capstar Radio, owns all of the outstanding Capstar Communications Common Stock. Thomas O. Hicks and affiliates of Hicks Muse own approximately 94.7% of the total voting power of the outstanding common stock of Capstar Broadcasting. Thomas O. Hicks is the controlling stockholder of Hicks Muse and serves as its Chairman of the Board. Accordingly, Thomas O. Hicks has a great deal of influence over the management policies of Capstar Broadcasting and Capstar Communications and, subject to certain limited exceptions, all matters submitted to a vote of the holders of its common stock. In addition, the combined voting power of Thomas O. Hicks may have the effect of discouraging selected transactions involving an actual or potential change of control of Capstar Broadcasting.

  Potential Conflicts of Interest as a Result of Cross-Ownership

     Thomas O. Hicks is a shareholder, director, principal, managing director or executive officer of various entities affiliated with Hicks Muse, including Chancellor Media, LIN Television Corporation and Sunrise

Broadcasting, Inc. Each of these companies is in the business of making significant investments in the broadcasting business and may compete with Capstar Communications for advertising revenues and broadcast related businesses that would be complementary to the business of Capstar Communications. As a result of this cross-ownership of various communications businesses, regulatory and other restrictions may prevent Capstar Communications from acquiring radio stations in markets where Chancellor Media, LIN and Sunrise own or operate broadcasting businesses because of FCC rules. In addition, Hicks Muse has required, and in the future may require, Capstar Communications to divest itself of one or more radio stations in a market to permit the ownership of radio and television broadcast stations in such market by other entities in which Hicks Muse has significant equity interests.

  Competition for Advertising Revenue and Audience Ratings

     Radio broadcasting is a highly competitive business. Capstar Communications' radio stations compete for audiences and advertising revenues with other radio stations, as well as with other media, such as newspapers, magazines, cable television, outdoor advertising, direct mail and the Internet. Audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on Capstar Communications' revenues in that market. For example, another radio station in a market could convert its programming format to a format similar to one of Capstar Communications' stations in that market, a new station in a market could adopt a competitive format or an existing competitor could strengthen its operations and Capstar Communications' stations in that market could suffer a reduction in ratings and/or advertising revenue and could require increased promotional and other expenses. Consequently, Capstar Communications may not be able to maintain or increase its current audience ratings or advertising revenues.

  Potential Effects of Radio Broadcasting Regulation

     The radio broadcasting industry is subject to regulation by various governmental agencies. In particular, under the Communications Act of 1934, as amended, the FCC licenses radio stations and extensively regulates their ownership and operation. Capstar Communications depends on its ability to hold its FCC broadcasting licenses, which are ordinarily issued for eight years and are renewable. Although it is rare for the FCC to deny a license renewal application, there can be no assurance that renewal applications will be approved or that if granted the renewals will not include restrictive conditions or qualifications. In addition, limitations on the ownership of radio stations under the FCC's current rules, or under revised rules being considered by the FCC, could restrict the ability of Capstar Communications to consummate future transactions in certain circumstances and could require that some radio stations be sold.

     For a more detailed explanation of the significant regulatory issues affecting the radio broadcasting industry, see "-- Federal Regulation of Radio Broadcasting."

  Possible Delay in Consummation of the Pending Transactions due to Antitrust Review

     As a result of the recent consolidation of ownership in the radio broadcast industry, the DOJ has been looking closely at acquisitions in the industry, including some of Capstar Communications' transactions. The consummation of each of the pending transactions is, and any of the future transactions contemplated by Capstar Communications will likely be, subject to the notification filing requirements, applicable waiting periods and possible review by the DOJ or the FTC under the HSR Act. DOJ review of certain transactions has caused, and may continue to cause, delays in anticipated closings of certain transaction and, in some cases, any result in attempts by the DOJ to enjoin such transactions or negotiate modifications to the proposed terms. These delays, injunctions or modifications could have a negative effect on Capstar Communications and result in the abandonment of some otherwise attractive opportunities. Although Capstar Communications does not believe that its acquisition strategy as a whole will be adversely affected in any material respect by antitrust review or by additional divestitures that it may have to make as a result of antitrust review, there can be no assurance that this will be the case. See "-- Federal Regulation of Radio Broadcasting -- Federal Antitrust Laws."

  Dependence on Management

     Capstar Communications' business depends upon the continued efforts, abilities and expertise of its executive officers and other key employees, including its regional presidents. Capstar Broadcasting has employment agreements with several key employees, including R. Steven Hicks and its regional presidents. The loss of any of these individuals could have an adverse effect on Capstar Communications' business.

  Do Not Place Undue Reliance on Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including those regarding Capstar Communications' financial position, operating strategy, acquisition strategy, projected costs and plans and objectives of management for future operations are forward-looking statements. The matters discussed in this Risks Associated with Business Activities section and other factors noted throughout this Annual Report on Form 10-K are cautionary statements identifying factors with respect to any such forward-looking statements that could cause actual results to differ materially from those in such forward-looking statements. All forward-looking statements contained herein are expressly qualified in their entirety by such cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which this Annual Report on Form 10-K is filed.

ITEM 2. PROPERTIES

     The types of properties required to support each of Capstar Communications' radio stations include offices, studios and transmitter/antenna sites. No one property is material to the overall operations of Capstar Communications. Capstar Communications typically leases its studio and office space with lease terms that expire in five to ten years, although Capstar Communications does own certain facilities. Capstar Communications generally considers its facilities to be suitable and of adequate size for its current and intended purposes. Capstar Communications typically owns its transmitter and antenna sites, although Capstar Communications does lease certain of its transmitter and antenna sites with lease terms that expire in three to 20 years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. Capstar Communications does not anticipate any difficulties in renewing any facility or transmitter/antenna site leases or in leasing additional space or sites if required.

     Capstar Communications owns substantially all other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by Capstar Communications' stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed. All of Capstar Communications' owned property, other than transmitter and antenna sites and immaterial real estate interests, secures Capstar Broadcasting's borrowings under Capstar Broadcastings' credit facility.

     Capstar Communications maintains its corporate headquarters at 600 Congress Avenue, Suite 1400, Austin, Texas 78701. The telephone number of Capstar Communications is (512) 340-7800.

ITEM 3. LEGAL PROCEEDINGS

     In October 1996, Cardinal Communications Partners, L.P. filed a compliant in the United States District Court, Northern District of Texas, Dallas Division, against SFX Broadcasting, Inc. (the predecessor to Capstar Communications) and other defendants. The complaint concerned Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint included breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint sought declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This claim, alleging breach of contract related to deferred payments, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In October 1998, the parties completed an arbitration regarding the deferred payment. In November 1998, the parties settled the claim for approximately $3.1 million, excluding legal fees of approximately $0.2 million.

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the acquisition of SFX to the holders of the Class A common stock of SFX was unfair and that the individual defendants breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the SFX acquisition or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the lawsuit. Pursuant to the settlement, SFX agreed not to seek an amendment to the SFX merger agreement with Capstar Broadcasting to reduce the consideration to be received by the stockholders of SFX in the SFX acquisition in order to offset the indemnity obligations of SFX Entertainment, Inc., a former subsidiary of SFX. The settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The settlement is conditioned on the completion of confirmatory discovery and court approval. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the settlement. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of the distribution of stock of SFX Entertainment, Inc. to holders of the stock of
SFX) and their transferees and successors in interest. Noddings has requested that the court:

     - declare that on the exercise of its warrants Capstar Communications transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant;

     - require Capstar Communications to pay 0.2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998;

     - in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial; and

     - award costs and attorneys' fees.

In March 1999, the court issued an opinion dismissing two of Nodding's counts and granting summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment stock per warrant. Capstar Communications intends to continue to defend this action through a motion for reargument and if necessary an appeal.

     On September 9, 1998, Capstar Broadcasting was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks Muse and the individual directors of Chancellor Media in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Broadcasting as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Broadcasting because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Broadcasting. As Capstar Broadcasting is not a defendant in this action, Capstar Broadcasting has no obligation to appear or participate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Capstar Communications did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ending December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Capstar Communications Common Stock is not registered under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, and is not listed on any national securities exchange. There is no established public trading market for the Capstar Communications Common Stock. All of the Capstar Communications Common Stock is held by Capstar Radio.

     Capstar Communications did not declare or pay dividends in 1998 and 1997, respectively, on the Capstar Communications Common Stock.

     Because Capstar Communications is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries, the only way it can pay dividends in the future is by indirectly receiving dividends from its subsidiaries. Capstar Communications is restricted from paying dividends by the terms of its indebtedness.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The operating and other data in the following table have been derived from the audited consolidated financial statements of Capstar Communications for the years ended December 31, 1996, 1997 and 1998, all of which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements of Capstar Communications for the years ended December 31, 1994 and 1995. The selected balance sheet data in the following table have been derived from the audited consolidated financial statements of Capstar Communications as of December 31, 1997 and 1998 which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements of Capstar Communications as of December 31, 1994, 1995 and 1996.

     Broadcast cash flow consists of operating income before depreciation, amortization, duopoly integration costs and acquisition related costs, corporate expenses, settlement of options and warrants, LMA fees and nonrecurring and unusual charges. EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) consists of operating income before depreciation, amortization, duopoly integration costs and acquisition related costs, LMA fees and nonrecurring and unusual charges. Broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) are discussed because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. Broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) are not measures of performance calculated in accordance with generally accepted accounting principals ("GAAP"). Accordingly, you should also review Capstar

Communications' consolidated statements of operations and cash flows that are prepared in accordance with GAAP. Since broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) are not calculated in accordance with GAAP, you should not compare them to similarly titled information used by other companies.

                                                       YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                        1994       1995       1996         1997         1998
                                      --------   --------   ---------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue.......................  $ 55,556   $ 76,830   $ 143,061   $  270,364   $  353,638
  Station operating expenses........    33,956     51,039      92,816      167,063      192,235
  Corporate expenses................     2,964      3,797       6,261        6,837        8,745
  Depreciation, amortization,
     duopoly integration costs and
     acquisition related costs......     5,873      9,137      17,311       38,232       73,353
  Nonrecurring and unusual charges,
     including adjustments to
     broadcast rights agreements....        --      5,000      28,994       20,174       35,425
  Operating income (loss)...........    12,763      7,857      (2,373)      37,434      (31,305)
  Interest expense..................    (9,332)   (12,903)    (34,897)     (64,506)     (67,072)
  Net income (loss).................     1,836     (4,396)    (50,852)     (21,247)    (191,255)
  Net income (loss) attributable to
     common stock...................     1,488     (4,687)    (56,913)     (59,757)    (218,298)
OTHER DATA:
  Broadcast cash flow...............  $ 21,600   $ 25,791   $  50,245   $  103,301   $  161,403
  Broadcast cash flow margin........      38.9%      33.6%       35.1%        38.2%        45.6%
  EBITDA (before settlement of
     options and warrants, LMA fees,
     nonrecurring and unusual
     charges and income (loss) from
     operations to be distributed to
     shareholders)..................  $ 18,636   $ 21,994   $  43,984   $   96,464   $  152,658
  Cash flows related to:
     Operating activities...........     1,174        499     (13,447)       5,047      (32,660)
     Investing activities...........    (6,184)   (25,697)   (470,513)    (499,051)    (447,032)
     Financing activities...........    (2,083)    33,897     502,668      494,068      547,619
  Capital expenditures..............     1,951      3,261       3,224       12,409       17,049
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Cash and cash equivalents.........  $  3,194   $ 11,893   $  10,601   $   24,686   $   11,391
  Intangible and other assets,
     net............................   102,152    129,543     664,103    1,039,394    3,323,486
          Total assets..............   145,808    187,337     859,327    1,375,615    3,526,641
          Total debt and capital
            lease obligations.......    81,516     81,850     481,460      764,702      698,589
  Redeemable preferred stock........     2,466      3,285     152,053      375,796      148,669
          Total stockholders'
            equity..................    48,856     83,061      94,517       74,825    1,614,550

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In Management's Discussion and Analysis management explains the general financial condition and the results of operation of Capstar Communications including:

     - what factors affect Capstar Communications' business;

     - what Capstar Communications' earnings and costs were in 1998 and 1997;

     - why those earnings and costs were different from the year before;

     - where Capstar Communications' earnings come from;

     - how all of this affects Capstar Communications' overall financial condition;

     - what Capstar Communications' expenditures for acquisitions and other capital needs were in 1998 and what management expects them to be in 1999; and

     - where cash will come from to pay for future capital expenditures and debt service obligations.

     As you read this Management's Discussion and Analysis, it may be helpful to refer to Capstar Communications' Consolidated Financial Statements on pages F-1 through F-30, which present the results of operations for 1998, 1997 and 1996. In Management's Discussion and Analysis, management analyzes and explains the annual changes in the specific line items in the consolidated statements of operations and other data. You should know that these changes are not historically comparable because of the numerous acquisitions and dispositions that Capstar Communications has completed in 1997 and 1998. Management's analysis may be important to you in making decisions about your investments in Capstar Communications.

     Capstar Broadcasting and Chancellor Media have agreed to merge. The merger is discussed in more detail in "Item 1. Business -- The
Transactions -- Chancellor Merger." The merger with Chancellor Media may impact many of the matters discussed in this Management's Discussion and Analysis, including earnings, results of operations, expenses, liquidity and capital resources.

     Management believes that it is important to discuss advertising revenues and seasonal fluctuations of advertising revenues, two factors that have a strong influence on Capstar Communications' business performance:

     - ADVERTISING REVENUES. Capstar Communications' revenues are derived primarily from the sale of time to local and national advertisers. These revenues are affected by the advertising rates that Capstar Communications is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and resulting ratings). Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Capstar Communications attempts to maximize revenues for each of its stations by adjusting rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

     - SEASONALITY. Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lowest in the first calendar quarter and highest in the second and fourth calendar quarters of each year. Capstar Communications' operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, Capstar Communications' ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

     In the following analysis, management discusses broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. Broadcast cash flow consists of operating income before depreciation, amortization, duopoly integration costs and acquisition related costs, corporate expenses, LMA fees, settlement of options and warrants and nonrecurring and unusual charges. EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) consists of operating income before depreciation, amortization, duopoly integration costs and acquisition related costs, LMA fees and settlements of options and warrants and nonrecurring and unusual charges. You should know that broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) are not measures of performance calculated in accordance with GAAP. Accordingly, you should also review Capstar Communications' statements of operations and cash flows that are prepared in accordance with GAAP.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Revenue. Net revenue increased $83.2 million or 30.8% to $353.6 million in the year ended December 31, 1998 from $270.4 million in the year ended December 31, 1997. This increase was attributable to the acquisitions of radio stations and revenue generated from JSAs and LMAs entered into during the year ended December 31, 1998. On a same station basis, for stations owned or operated as of December 31, 1998, net revenue increased $30.8 million or 9.0% to $371.6 million from $340.8 million in the year ended December 31, 1997. The increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $25.2 million or 15.1% to $192.2 million in the year ended December 31, 1998 from $167.0 million in the year ended December 31, 1997. The increase was primarily attributable to the station operating expenses of the radio station acquisitions and the JSAs and the LMAs entered into during the year ended December 31, 1998. As a percent of revenue, historical operating expenses have declined from 61.8% in 1997 to 54.3% in 1998 as a result of cost saving measures implemented by Capstar Communications in connection with its acquisitions, the spreading of fixed costs over a larger revenue base and significant LMA fees earned during the period.

     Corporate Expenses. Corporate expenses increased $1.9 million or 27.9% to $8.7 million in the year ended December 31, 1998 from $6.8 million in the same period during 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation, amortization, duopoly integration costs and acquisition related costs increased $35.2 million or 92.1% to $73.4 million in the year ended December 31, 1998 from $38.2 million in the same period in 1997 primarily due to radio station acquisitions consummated in 1998. Settlement of options and warrants expense related to certain options and warrants increased $73.6 million to $74.2 million in 1998 from $0.6 million in 1997 due to settlement of all outstanding options and warrants in connection with the acquisition of Capstar Communications by Capstar Broadcasting.

     In 1998, Capstar Communications recorded non-recurring and unusual charges of $35.4 million which consisted primarily of (i) $5.6 million of compensation expense related to bonuses and options issued, (ii) $1.4 million relating to the settlement of lawsuits, (iii) $0.5 million relating to the increase in value of certain stock appreciation rights, (iv) $16.6 million relating to the consent solicitations from the holders of its 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% CCI Notes") and the holders of its Series E Cumulative Exchangeable Preferred Stock (the "CCI Series E Preferred Stock") in connection with the spin-off of the stock of SFX Entertainment, Inc. from Capstar Communications in April 1998 (the "Spin-Off"), (v) $6.3 million of expenses, primarily legal, accounting and regulatory fees associated with the acquisition of Capstar Communications by Capstar Broadcasting and the consent solicitations in connection with the Spin-Off and (vi) $5.0 million related to a brokers contract due upon a change in control.

     In 1997, Capstar Communications recorded non-recurring and unusual charges of $20.2 million which consisted primarily of (i) $12.2 million relating to bonuses paid to officers of Capstar Communications, (ii) a write-off of a $2.5 million loan made to Robert F.X. Sillerman, Capstar Communications' former chief executive officer, (iii) charges of $1.7 million relating to the increase in value of certain stock appreciation rights and (iv) $3.8 million of other expenses, primarily legal, accounting and regulatory fees.

     Other Income (Expense). Interest expense, net, increased $4.7 million or 7.6% to $66.4 million in the year ended December 31, 1998 from $61.7 million in the same period in 1997 primarily due to the interest expense associated with indebtedness incurred in connection with Capstar Communications' acquisitions.

     In 1998 and 1997, net income (loss) of the live entertainment business of SFX Entertainment, Inc., the company spun-off from Capstar Communications, was included in the results of Capstar Communications as income (loss) from operations to be distributed to shareholders. SFX Entertainment's operating results consisted of $122.7 million and $96.1 million of concert revenue, $(5.3) million and $5.1 million of operating income (loss) and $(10.7) million and $4.3 million of income before income taxes for the years ended December 31, 1998 and 1997, respectively. The decrease in income from operations was due primarily to newly acquired businesses and the seasonality of the live entertainment business. The loss before income taxes also increased due to higher levels of interest expense on acquisition related debt. The income
(loss) of operations distributed to shareholders, net of taxes was $(86.4) million and $3.8 million for the years ended December 31, 1998 and 1997, respectively. The significant increase in the loss in 1998 was due, in addition to the factors mentioned above, to income tax expense of $75.7 million in 1998 related to the tax consequences to Capstar Communications of the Spin-Off.

     Net Loss. Capstar Communications' net loss was $191.2 million in 1998 compared to $21.2 million in 1997 due to the factors discussed above.

     Net Loss Attributable to Common Stock. Net loss attributable to common stock increased to $218.3 million in 1998 from $59.8 million in 1997 due to the factors mentioned above offset by a decrease in preferred stock dividends due to various redemptions done coincidental to the acquisition of Capstar Communications by Capstar Broadcasting.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $58.1 million or 56.2% to $161.4 million in the year ended December 31, 1998 from $103.3 million in the year ended December 31, 1997. The broadcast cash flow margin was 45.6% in the year ended December 31, 1998 as compared to 38.2% in the same period in 1997 due primarily to cost saving measures implemented by Capstar Communications in connection with its acquisitions, the spreading of fixed costs over a larger revenue base and significant LMA fees earned during the period. On a same station basis, for stations owned or operated as of December 31, 1998, broadcast cash flow increased 17.2% from 1997.

     EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders). As a result of the factors described above, EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) increased $56.3 million or 58.4% to $152.7 million in the year ended December 31, 1998 from $96.4 million in the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenue. Net revenue increased $127.3 million or 89.0% to $270.3 million in the year ended December 31, 1997 from $143.0 million in the year ended December 31, 1996. This increase was attributable to the acquisition of radio stations and revenue generated from JSAs and LMAs entered into during the year ended December 31, 1997. On a same station basis, for stations owned or operated as of December 31, 1997, net revenue increased 9.0% from 1996. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $74.2 million or 80.0% to $167.0 million in the year ended December 31, 1997 from $92.8 million in the year ended December 31, 1996. The increase was primarily attributable to the station operating expenses of the radio station acquisitions and the JSAs and the LMAs entered into during the year ended December 31, 1997. As a percent of revenue, historical operating expenses declined from 64.9% in 1996 to 61.8% in 1997 as a result of cost saving measures implemented by Capstar Communications in connection with its acquisitions and the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $0.6 million or 9.2% during 1997 to $6.8 million from $6.2 million in 1996 as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation, amortization, duopoly integration costs and acquisition related costs increased $20.9 million or 120.9% to $38.2 million in 1997 from $17.3 million in 1996 primarily due to radio station acquisitions consummated in 1997. Settlement of options and warrants expense increased $550,000 or to $600,000 in the year ended December 31, 1997 from approximately $50,000 in the year ended

December 31, 1996 due to compensation charges in connection with options and warrants issued to Capstar Communications' executives.

     In 1997, Capstar Communications recorded non-recurring and unusual charges of $20.2 million which consisted primarily of (i) $12.2 million relating to bonuses paid to officers of Capstar Communications, (ii) a write-off of a $2.5 million loan made to Robert F.X. Sillerman, Capstar Communications' former Chief Executive Officer, (iii) charges of $1.7 million relating to the increase in value of certain stock appreciation rights and (iv) $3.8 million of other expenses, primarily legal, accounting and other regulatory fees.

     In 1996, Capstar Communications recorded non-recurring and unusual charges of $29.0 million which consisted primarily of (i) $12.5 million relating to payments in excess of the fair market value of stock repurchased from Capstar Communications' former president and the write-off of a $2.3 million loan made to Capstar Communications' former president and accrued interest thereon, (ii) $5.6 million relating to a write-off of a $2.0 million loan to SCMC and accrued interest thereon and the issuance of 600,000 warrants to SCMC, (iii) $4.6 million for the repurchase of an officers options and (iv) a charge of $1.6 million related to the termination of the Texas Rangers broadcasting agreement.

     Other Income (Expense). Interest expense, net, increased $30.8 million or 100% to $61.7 million in the year ended December 31, 1997 from $30.9 million during the same period in 1996 primarily due to indebtedness incurred in connection with Capstar Communications' acquisitions.

     Capstar Communications recorded a loss on sale of radio station KTCK-AM Dallas of $1.9 million in 1996.

     In 1997, net income of the live entertainment business of SFX Entertainment, Inc. of $3.8 million was included in the results of operations of Capstar Communications as income from operations to be distributed to shareholders. SFX Entertainment's 1997 operating results consisted of $96.1 million of concert revenue, $5.1 million of operating income and $4.3 million of income before income taxes.

     Capstar Communications incurred an extraordinary loss totaling $15.2 million for the year ended December 31, 1996 which consisted primarily of payments of $9.0 million for the repurchase premium and consent payments related to the early redemption of $79.4 million of Capstar Communications' 11 3/8% Senior Subordinated Notes due 2000 (the "11 3/8% CCI Notes") and related consent solicitations and the write-off of $5.6 million of debt issue costs.

     Net Loss. The Company's net loss was $21.2 million in 1997 compared to a net loss of $50.9 million in 1996 due to the factors discussed above.

     Net Loss Attributable to Common Stock. Net loss attributable to common stock increased to $59.8 million in 1997 from $56.9 million in 1996 due to dividends on a retired series of preferred stock, dividends on the CCI Series E Preferred Stock, partially offset by the decrease in net loss discussed above.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $53.1 million or 105.6% to $103.3 million in the year ended December 31, 1997 from $50.2 million in the year ended December 31, 1996. The broadcast cash flow margin was 38.2% in the year ended December 31, 1997 as compared to 35.1% in the same period in 1996. On a same station basis, for stations owned or operated as of December 31, 1997, broadcast cash flows increased 19% from 1996.

     EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders). As a result of the factors described above, EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) increased $52.4 million or 119.1% to $96.4 million in the year ended December 31, 1997 from $44.0 million in the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Capstar Communications' acquisition strategy requires a great deal of capital. Capstar Communications has historically used the proceeds of bank debt, debt offerings, and cash flow from operations to fund the implementation of its acquisition strategy. Capstar Communications' business has generated sufficient cash flow from operations to finance its existing operations and debt service requirements, and management anticipates that this will continue to be the case. A brief summary of each of Capstar Communications' outstanding debt or preferred equity instruments follows.

     In May 1998, the 10 3/4% CCI Notes and the 11 3/8% CCI Notes remained outstanding after the acquisition of Capstar Communications. In July 1998, Capstar Communications redeemed $154.0 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172.8 million, including a $16.6 million redemption premium and $2.2 million of accrued interest. Because the acquisition resulted in a change of control of Capstar Communications, Capstar Communications was required to make an offer to purchase all of the 10 3/4% CCI Notes and the CCI 11 3/8% Notes. In July 1998, Capstar Communications purchased $1.9 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1.9 million, including a $18,000 purchase premium and $31,000 of accrued interest. The carrying value of the 10 3/4% CCI Notes approximated their fair value at the date of redemption. Capstar Communications did not purchase any 11 3/8% CCI Notes. Capstar Communications pays interest of approximately $15.8 million on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year. The 10 3/4% CCI Notes mature on May 15, 2006. Capstar Communications pays interest of approximately $32,000 on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year. The 11 3/8% CCI Notes mature on October 1, 2000. As of December 31, 1998, the outstanding principal balances were $294.1 million and $566,000 on the 10 3/4% CCI Notes and 11 3/8% CCI Notes, respectively.

     Upon completion of the acquisition of Capstar Communications, 2,392,022 shares of CCI Series E Preferred Stock remained outstanding. Capstar Communications is required to pay dividends on the CCI Series E Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of CCI Series E Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend by issuing additional shares. Capstar Communications intends to continue to pay the dividend in additional shares, rather than cash, through January 15, 2002. In July 1998, Capstar Communications redeemed 1,196,011 shares of CCI Series E Preferred Stock for an aggregate purchase price of $141.7 million, including a $15.1 million redemption premium and $7.0 million of accrued dividends. The carrying value of the CCI Series E Preferred Stock approximated its fair value at the date of redemption. Because the acquisition resulted in a change of control, Capstar Communications was required to make an offer to purchase all of the CCI Series E Preferred Stock. In July 1998, Capstar Communications purchased 5,004 shares of the CCI Series E Preferred Stock for an aggregate purchase price of $536,000, including a $5,000 purchase premium and $31,000 of accrued dividends. As of March 1, 1999, 1,346,091 shares of the CCI Series E Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share or approximately $134.6 million.

     In connection with the spin-off SFX Entertainment, Inc., Capstar Communications incurred an estimated federal income tax liability of approximately $93.0 million. SFX Entertainment, Inc. indemnified Capstar Communications for approximately $93.0 million of such estimated tax liability. The full indemnity obligation of SFX Entertainment, Inc. has been satisfied. These estimated federal income taxes were paid in full on March 15, 1999.

     Chancellor Media is providing services for ten large market stations owned by Capstar Communications under separate LMAs with Capstar Broadcasting for approximately $49.4 million per year. In addition, Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period beginning in May 1998, with corresponding decreases in the amount of the LMA fees as stations are exchanged. In 1998, Chancellor Media paid Capstar Broadcasting approximately $28.8 million in LMA fees. During 1999, Capstar Broadcasting expects to receive approximately $49.4 in LMA fees from Chancellor Media. During the pendency of the merger with Chancellor Media, Capstar Broadcasting does not anticipate effecting any exchanges with Chancellor Media. Chancellor Media is currently assessing whether the terms of the letter agreement will be modified upon the consummation of the merger with Chancellor Media. See "Item 13. Certain Relationships and Related Transactions -- Chancellor Exchange Agreement."

     On May 29, 1998, Capstar Communications borrowed approximately $438.2 million (the "BT Loan") from Bankers Trust Company and used such proceeds to repay the approximately $317.7 million outstanding balance (including principal and interest) of the SFX's credit facility and purchased Patterson Broadcasting, Inc. and certain radio stations from Pacific Star Communications, Inc., a former subsidiary of Capstar Radio.

     On May 29, 1998, Capstar Communications received proceeds of approximately $109.1 million in cash from the sales of station KKPN-FM in Houston, Texas, stations WBLI-FM, WBAB-FM, WGBB-AM and WHM-FM in Long Island, New York and station WING-FM in Dayton, Ohio, the proceeds of which were used to fund in part the acquisition of Patterson Broadcasting, Inc. and certain radio stations from Pacific Star Communications, Inc.

     On May 29, 1998, Capstar Communications also entered into a loan for approximately $441.4 million with Capstar Radio, which is payable on the earlier of demand or May 31, 2005. The loan consists of a $1.4 billion revolver. Borrowings under the loan bear interest at the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto. Interest is payable quarterly commencing on August 31, 1998, and thereafter on the last day of each November, February, May and August during the term of the loan and at maturity. Advances under the loan may be made only if, among other things, at the time such advance is made (both before and after giving effect thereto) such additional indebtedness is permitted pursuant to the terms of the indenture governing the 10 3/4% CCI Notes and the certificate of designation governing the CCI Series E Preferred Stock. Capstar Communications as of March 1, 1999 had borrowings of approximately $347.0 million outstanding under the loan with a weighted average effective interest rate of 7.3% per annum.

     In addition to debt service and tax liabilities, Capstar Communications' principal liquidity requirements in 1999 will be for working capital and general corporate purposes, including capital expenditures estimated at $20.0 million, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Capstar Communications believes that the disposition of certain assets, cash from operating activities, LMA fees from Chancellor Media, should be sufficient to permit Capstar Communications to meet its obligations. In the future, Capstar Communications may require additional financing, either in the form of additional debt or equity securities. Capstar Communications evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. Capstar Communications expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

     Capstar Communications is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, its sole source of cash from which to service indebtedness is dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing Capstar Communications' indebtedness contain certain covenants that restrict or prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on Capstar Communications' ability to meet its cash obligations.

     Upon completion of the SFX merger, Capstar Communications became subject to the restrictive covenants found in the instruments governing the outstanding indebtedness of Capstar Broadcasting, Capstar Partners and Capstar Radio, including Capstar Broadcasting's outstanding note payable to Chancellor Media, Capstar Partner's 12 3/4% Senior Discount Notes due 2009 and its 12% Senior Exchangeable Preferred Stock, par value $.01 per share, Capstar Radio's 9 1/4% Senior Subordinated Notes due 2007 and Capstar Broadcasting's credit facility.

     Net cash (used in) provided by operating activities was approximately $20.9 million, $(11.7) million and $5.0 million for the seven months ended December 31, 1998, five months ended May 31, 1998 and year ended December 31, 1997, respectively. Changes in Capstar Communications' net cash provided by operating activities are primarily the result of completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $48.7 million, $398.3 million and $499.1 million for the seven months ended December 31, 1998, five months ended May 31, 1998 and year ended December 31, 1997, respectively. Net cash provided by financing activities was $65.2 million, $482.5 million and $494.1 million for the seven months ended December 31, 1998, five months ended May 31, 1998 and year ended December 31, 1997, respectively. These cash flows primarily reflect borrowings, capital contributions and expenditures for stations acquisitions and dispositions.

RECENT PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail causing a disruption in the operations of a company.

     A company-wide inventory and assessment of Capstar Communications' systems and operations began in December 1996, and is continuing, to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrently with its company-wide assessment, Capstar Communications is developing and is in the process of implementing its Year 2000 compliance program. Capstar Communications is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Year 2000 compliance. In addition, as part of its acquisition and consolidation strategy, Capstar Communications assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Year 2000 compliant systems.

     Initially, Capstar Communications has identified StarSystem(TM), its digital automation systems, its advertising scheduling and billing systems and its accounting systems as the mission critical systems to evaluate for Year 2000 compliance. The list of Capstar Communications' mission critical systems may be expanded, however, upon completion of its company-wide inventory and assessment. If remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Year 2000 issue could have a material adverse impact on Capstar Communications' results of operations and financial condition.

     Management has determined that the software underlying StarSystem(TM) is Year 2000 compliant. StarSystem's(TM) wide area computer network is, however, dependent on the systems of Capstar Communications' telecommunications services providers. Capstar Communications has sent a questionnaire to each of its telecommunications services providers asking it to update Capstar Communications on the status of its Year 2000 compliance. Until such questionnaires are returned and reviewed, Capstar Communications will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk.

     Management has been assured by its vendors that Capstar Communications' digital automation systems are Year 2000 compliant. Capstar Communications has tested over 50% of these systems to insure their Year 2000 compliance and expects to complete testing of all of these systems by the end of 1999.

     Capstar Communications employs advertising scheduling and billing systems at each of its stations. Capstar Communications has received Year 2000 compliance certificates from the vendors providing the software applications underlying Capstar Communications' existing advertising scheduling and billing systems, certifying that such applications are Year 2000 compliant. Not all of the hardware underlying Capstar Communications' existing advertising scheduling and billing systems are Year 2000 compliant. As part of Capstar Communications' capital improvement program, the Galaxy(TM) system, which is Year 2000 compliant, will replace Capstar Communications' existing advertising scheduling and billing systems. Management began installation of the Galaxy(TM)system at its stations in March 1999 and is scheduled to complete the installation of the Galaxy(TM) system at substantially all of its stations by December 1, 1999. To insure Year 2000 compliance of its advertising scheduling and billing systems, management intends to begin replacement of noncompliant hardware with Year 2000 compliant hardware in the 18 markets in which Capstar Communications operates that are not scheduled to have the Galaxy(TM) system installed until the third quarter of 1999. Management estimates that such hardware replacements will be completed by the end of July 1999 at a total cost of approximately $90,000.

     Capstar Communications utilizes purchased software programs for its financial applications and office automation. Capstar Communications has received Year 2000 compliance certificates from the vendors providing these software packages, certifying that such packages are Year 2000 compliant. Capstar Communications is currently testing these systems to insure their Year 2000 compliance.

     Capstar Communications has determined that some of its telephone systems are not Year 2000 compliant. As part of Capstar Communications' Year 2000 compliance efforts and its capital improvement program, management intends to remediate or replace such telephone systems by the end of September 1999 at a current estimated cost of approximately $150,000.

     In addition to identifying, assessing and remediating or replacing its mission critical systems, Capstar Communications is assessing its exposure from external sources to Year 2000 failures. Capstar Communications relies on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of Capstar Communications. Capstar Communications has begun sending questionnaires to each of these and other significant third party providers asking them to update Capstar Communications on the status of their Year 2000 compliance. Until those questionnaires are returned and reviewed, Capstar Communications will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If Capstar Communications does not receive reasonable assurances regarding Year 2000 compliance from any provider of these services, Capstar Communications will then develop contingency plans, to the extent possible, to address its exposure.

     Costs specifically associated with ensuring that Capstar Communications' systems and the systems of third parties on which Capstar Communications is dependent are Year 2000 compliant are currently expected to be approximately $1.0 million, of which $600,000 has been incurred to date. The costs of developing and installing the Galaxy(TM) system are not included in this amount because such system is being developed and installed for primarily operational, and not Year 2000 compliance, reasons. These cost estimates are subject to change once Capstar Communications has fully assessed its systems and responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under Capstar Communications' credit facility.

     Capstar Communications is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Year 2000 noncompliance of Capstar Communications' systems or the systems of third parties. Initially, Capstar Communications believes that the failure of its advertising scheduling and billing systems and the temporary loss of power at some of its stations due to Year 2000 noncompliance are the most reasonably likely worst case scenarios. Many of Capstar Communications' stations and transmitter sites currently have on-site generators in the event of power outages. As part of Capstar Communications' capital improvement program, management has begun installation of generators at each of its remaining stations and transmitter sites and expects to have approximately 98% coverage of its stations and transmitter sites by year end. Capstar Communications believes that the installation of the Galaxy(TM) system or the upgrade of the hardware on its existing advertising scheduling and billing systems and the installation of generators at substantially all of its stations will resolve possible disruptions in the business operations of Capstar Communications that would result from such risks. Capstar Communications may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from third party vendors and service providers. Capstar Communications expects to develop other contingency plans to mitigate the possible disruption in business operations that may result from Capstar Communications' systems or the systems of third parties that are not Year 2000 compliant.

     Based on the nature of Capstar Communications' business and dispersed geographical locations, Capstar Communications believes that it may experience some disruption in its business due to the impact of the Year 2000 issue. Management presently believes, however, that Capstar Communications is taking appropriate steps to assess and control its Year 2000 issues. If Capstar Communications does not complete all phases of its Year 2000 compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Year 2000 issue could have a material adverse impact on Capstar Communications' results of operations and financial condition. Capstar Communications does not currently have any contingency plans in the event that it does not complete all phases of its Year 2000 compliance program. Capstar Communications is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will determine whether any such contingency plans are necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Capstar Communications has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages F-1 through F-32 of this annual report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table provides information concerning the directors and executive officers of Capstar Communications:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
R. Steven Hicks............................  49    Chief Executive Officer, President and
                                                   Director
William S. Banowsky, Jr....................  37    Executive Vice President and General
                                                   Counsel
Paul D. Stone..............................  39    Executive Vice President and Chief
                                                   Financial Officer
John D. Cullen.............................  45    Chief Operating Officer
James T. Shea, Jr. ........................  45    President of Atlantic Star
James P. Donahoe...........................  47    President of GulfStar and Pacific Star
Mary K. Quass..............................  49    President of Central Star
Rick Peters................................  47    President of Southern Star
John King..................................  48    President of Sea Star
Jack A. Morgan.............................  48    Director

     Executive officers of Capstar Communications are appointed by the Board of Directors and serve at the Board's discretion. A brief biography of each director and executive officer follows:

     R. Steven Hicks has served as President, Chief Executive Officer and a director since May 1998. Mr. Hicks founded Capstar Broadcasting in October 1996. In addition, Mr. Hicks has served as the Vice Chairman of Chancellor Media and President and Chief Executive Officer of Chancellor Media's media services group since March 1999. Prior to joining Capstar Broadcasting, Mr. Hicks acted as Chairman of the Board and Chief Executive Officer of GulfStar Communications, Inc. from January 1987 to July 1997 and as President and Chief Executive Officer of SFX Broadcasting Inc. from November 1993 to May 1996. Mr. Hicks is a 31-year veteran of the radio broadcasting industry, including 18 years as a station owner. Mr. Hicks is the brother of Thomas O. Hicks.

     William S. Banowsky, Jr. has served as Executive Vice President, General Counsel and Secretary since May 1998. Mr. Banowsky joined Capstar Broadcasting in January 1997. Since March 1999, Mr. Banowsky has served as Executive Vice President and General Counsel of Chancellor Media. Mr. Banowsky was an attorney with Snell, Banowsky & Trent, P.C., Dallas, Texas, for six years before joining Capstar Broadcasting. Prior to that time, he was an attorney for Johnson & Gibbs, P.C., Dallas, Texas, for four years.

     Paul D. Stone has served as Chief Financial Officer and Executive Vice President since May 1998. Mr. Stone joined Capstar Broadcasting in January 1997. Prior to joining Capstar Broadcasting, he was an Executive Vice President and the Chief Financial Officer of GulfStar Communications, Inc. from April 1996 until January 1997. Prior to January 1997, Mr. Stone was Vice President and Controller of Hicks Muse for six years. He is a Certified Public Accountant.

     John D. Cullen has served as the Chief Operating Officer since February 1999. Mr. Cullen previously served as the President of GulfStar from March 1996 to February 1999 and as interim Chief Operating Officer from March 1998 to September 1998. From 1992 to February 1996, Mr. Cullen served as a regional manager of SFX's radio stations in the Greenville-Spartanburg, Raleigh-Durham, Charlotte and Greensboro-Winston-Salem markets. Mr. Cullen is a 17-year veteran of the radio broadcasting industry.

     James T. Shea, Jr. has been employed by Capstar Broadcasting since October 1996 and was named President of Atlantic Star in June 1997. Prior to joining Capstar Broadcasting, Mr. Shea served as Chief Operating Officer of Commodore Media, Inc. from January 1995 to October 1996. Mr. Shea joined Commodore as the President of its MidAtlantic Region in March 1992. He joined Wilks-Schwartz in 1980 and served in various positions, including Executive Vice President, General Manager and Partner, until 1992.

     James P. Donahoe has been employed by Capstar Broadcasting since May 1998 and was named President of GulfStar and Pacific Star in February 1999. From December 1996 to May 1998, Mr. Donahoe served as a regional vice president of SFX. In addition to his duties as regional vice president, Mr. Donahoe has served as vice president and general manager of several SFX stations in San Diego, California since October 1995. Prior to joining SFX, Mr. Donahoe served as general manager for Commonwealth Broadcasting in Las Vegas, Nevada.

     Mary K. Quass has served as the President of Central Star since January 1998. She previously served as the President and Chief Executive Officer of Quass Broadcasting Company from 1988 to January 1998. From 1982 to 1988, Ms. Quass served as Vice President/General Manager of stations KHAK-AM and KHAK-FM in Cedar Rapids, Iowa. Ms. Quass is a 20-year veteran of the radio broadcasting industry, including nine years as a station owner.

     Rick Peters has served as President of Southern Star since November 1997. From February 1986 to November 1997, Mr. Peters served as president of Peters Communications, Inc., a programming consultancy affiliated with radio stations in various mid-sized and large markets. Prior to February 1986, Mr. Peters was Vice President-Programming for TK Communications and Sconnix Broadcasting. Mr. Peters has over 25 years of experience in the radio industry.

     John King has served as President of Sea Star since July 1998. From 1990 to July 1998, Mr. King was employed by SFX in various capacities, including regional vice president for the Southeast Atlantic region, general manager of several SFX stations in Nashville, Tennessee, vice president for programming in Jackson, Mississippi, Greenville, South Carolina and Nashville, and program director in Nashville. Mr. King began his career in the radio broadcasting industry as a disc jockey in Beckley, West Virginia in 1971.

     Jack A. Morgan has served as a director since May 1998. Mr. Morgan is employed as Chief Executive Officer of AGM Memorials, Inc., a diversified granite fabricator. From December 1993 through April 1996, Mr. Morgan served in various positions, including Executive Vice President, Chief Operating Officer and Chief Financial Officer for Schlotzsky's Inc. Prior to December 1993, Mr. Morgan worked at several other companies including Bestway Rental, Inc., Medical Polymers, Inc and an affiliate of Greyhound Lines, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Capstar Communications does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. No reporting persons have filed or been required to file reports require by Section 16(a) of the Securities Exchange Act of 1934 since the acquisition by Capstar Broadcasting in May 1998. Capstar Broadcasting is not aware of any late filings during 1998 before the acquisition.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by Capstar Broadcasting in 1998, 1997, and 1996 to each person who has served as the Chief Executive Officer of Capstar Communications during 1998 and the four other most highly compensated executive officers of Capstar for services rendered during the fiscal year ended December 31, 1998 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM
                                                                   COMPENSATION AWARD
                                                                ------------------------
                                                                SECURITIES
                                       ANNUAL COMPENSATION(1)   UNDERLYING     PAYOUTS
                                       ----------------------    OPTIONS/        LTIP         ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR   SALARY($)    BONUS($)     SARS(#)      PAYOUTS($)   COMPENSATION($)
---------------------------     ----   ---------   ----------   ----------    ----------   ---------------
R. Steven Hicks...............  1998    561,730     1,500,000   2,196,406(2)        --               --
  Chief Executive Officer       1997    500,000       750,000     748,435(2)        --               --
  Since May 1998..............  1996    135,400            --     930,000(2)        --               --
Robert F. X. Sillerman(3).....  1998         --            --          --           --               --
  Former Chief Executive        1997    400,000    12,500,000     150,000           --               --
  Officer                       1996    307,000            --     175,000           --               --
William S. Banowsky, Jr.......  1998    287,122       600,000     150,000           --               --
  Executive Vice President,     1997    200,000       300,000     169,998           --               --
  General Counsel and
     Secretary                  1996         --            --          --           --               --
Paul D. Stone.................  1998    287,250       600,000     150,000           --               --
  Executive Vice President      1997    200,000       300,000     169,998           --               --
  and Chief Financial Officer   1996         --            --          --           --               --
James T. Shea, Jr.............  1998    289,733       250,000      30,000           --               --
  President of Atlantic Star    1997    282,692       150,000          --           --               --
                                1996    262,500            --      72,088      170,000        3,412,495(4)
John D. Cullen................  1998    304,161       300,000      50,000           --           41,661
  Chief Operating Officer;      1997    204,575        70,000      50,000           --               --
  Former President of Gulfstar  1996    112,500        35,000          --           --               --

---------------

(1) Except for payments to Mr. Sillerman, annual compensation for each Named Executive Officer in 1998 was paid by Capstar Broadcasting. Each Named Executive Officer (except Mr. Sillerman) was employed by Capstar Broadcasting.

(2) Represents warrants in 1996 and 1998 and options and warrants in 1997. The 1998 amount includes 1,508,437 warrants which were granted prior to 1998 and then amended in 1998. See "-- Warrants."

(3) Mr. Sillerman served as Chief Executive Officer of Capstar Communications until May 1998. From January 1998 to May 1998, Mr. Sillerman was paid by SFX Entertainment, Inc., a former subsidiary of Capstar Communications, for his services as Chief Executive Officer. Capstar Communications and SFX Entertainment accounted for such services as an allocation to intercompany overhead. Information was not available from SFX Entertainment to identify the amount of intercompany overhead allocable as compensation to Mr. Sillerman.

     In connection with the acquisition of Capstar Communications by Capstar Broadcasting, Mr. Sillerman entered into a consulting, non-competition and termination agreement with Capstar Communications. At the effective time of the acquisition, Mr. Sillerman resigned as Chief Executive Officer and director. Mr. Sillerman received $2.0 million for consulting services and $23.0 million for his agreement not to compete with Capstar Communications. See "-- Employment Agreements -- Robert F. X. Silverman Consulting and Noncompetition Agreement."

(4) Represents the amount paid in connection with Capstar Broadcasting's acquisition of Commodore Media, Inc. in settlement of such executive officer's outstanding options to purchase shares of common stock of Commodore Media, Inc.

     The following table sets forth certain information concerning stock option grants or amendments during the year ended December 31, 1998, to the Named Executive Officers pursuant to the 1998 Capstar Broadcasting Corporation Amended and Restated Stock Option Plan (the "Stock Option Plan").

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
                               --------------------------------------------------
                               NUMBER OF      % OF TOTAL                               POTENTIAL REALIZABLE VALUE AT
                               SECURITIES      OPTIONS                              ASSUMED ANNUAL RATES OF STOCK PRICE
                               UNDERLYING     GRANTED TO   EXERCISE                   APPRECIATION FOR OPTION TERM(1)
                                OPTIONS       EMPLOYEES    PRICE PER   EXPIRATION   -----------------------------------
            NAME               GRANTED(#)      IN 1998       SHARE        DATE        0%($)       5%($)        10%($)
            ----               ----------     ----------   ---------   ----------   ---------   ----------   ----------
R. Steven Hicks..............   500,000(1)       9.42%      $14.00       5-31-03    2,500,000    5,225,714    8,790,522
                                187,969(1)       3.54%       17.10       7-08-08      357,141    2,603,182    6,049,050
                                930,000(2)      17.53%       14.40      10-16-06    4,278,000   13,530,470   26,852,540
                                255,317(2)       4.81%       15.40       2-20-07      919,141    3,548,852    7,376,594
                                323,120(2)       6.09%       18.10       7-08-07      290,808    4,085,298    9,873,177
Robert F. X. Sillerman.......        --            --           --            --           --           --           --
William S. Banowsky, Jr......   150,000(1)       2.83%       14.00       5-31-03      750,000    1,567,714    2,566,453
Paul D. Stone................   150,000(1)       2.83%       14.00       5-31-03      750,000    1,567,714    2,566,453
James T. Shea, Jr............    30,000          0.57%       19.00       6-15-04           --      193,855      439,790
John D. Cullen...............    50,000          0.94%       17.50       4-01-04       75,000      398,091      807,983

---------------

(1) See "-- Warrants."

(2) These warrants were granted prior to 1998. In April 1998, Capstar Broadcasting amended and restated these warrants by fixing the exercise price. See "-- Warrants."

     The following table provides information about the number of shares issued upon option exercises under the Stock Option Plan by the Named Executive Officers during 1998, and the value realized by such Named Executive Officers.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                                 OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                                                             DECEMBER 31, 1998                DECEMBER 31, 1998(1)
                        SHARES ACQUIRED      VALUE      ----------------------------    ---------------------------------
NAME                    ON EXERCISE(#)    REALIZED($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE($)   UNEXERCISABLE($)
----                    ---------------   -----------   -----------    -------------    --------------   ----------------
R. Steven Hicks.......        --              --         1,047,051(2)    1,149,355(2)     8,303,954         8,552,209
                              --              --            52,418         117,580          573,589         1,249,638
Robert F. X.
  Sillerman...........        --              --                --              --               --                --
William S. Banowsky,
  Jr. ................        --              --                --         150,000(2)            --         1,331,250
                              --              --            52,418         117,580          573,589         1,249,638
Paul D. Stone.........        --              --                --         150,000(2)            --         1,331,250
                              --              --            52,418         117,580          573,589         1,249,638
James T. Shea, Jr. ...        --              --            48,059          54,029          618,760           425,623
John D. Cullen........        --              --            12,497          87,502          119,659           627,832

---------------

(1) Based upon the per share closing price of Class A Common Stock on December 31, 1998, of $22.875 per share.

(2) See "-- Warrants."

DIRECTORS COMPENSATION

     Directors who are officers, employees or otherwise affiliates of Capstar Communications do not receive compensation. Non-employee directors receive an annual retainer of $25,000. Each director is entitled to reimbursement of his reasonable expenses in connection with his services.

EMPLOYMENT AGREEMENTS

     R. Steven Hicks Employment Agreement. Capstar Broadcasting has entered into an employment agreement with R. Steven Hicks pursuant to which Mr. Hicks serves as President and Chief Executive Officer. Mr. Hicks' employment agreement terminates on December 31, 2001, and will be automatically renewed for successive one-year terms unless Mr. Hicks or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but no more than 12 months prior to such expiration date). Mr. Hicks' annual base salary for 1999 is $577,500 and is subject to annual increases at least equal to five percent of the then current base salary. He is also entitled to receive such annual performance bonuses as the board of directors of Capstar Broadcasting may determine. Further, Mr. Hicks is eligible to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Hicks' employment for cause or Mr. Hicks terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Hicks all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Hicks' employment agreement other than for cause or Mr. Hicks terminates his employment agreement for good reason, Mr. Hicks' employment agreement provides for (A) a lump sum payment of
(x) two times Mr. Hicks' then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the board of directors of Capstar Broadcasting determines that Mr. Hicks has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Hicks and the right to exercise those options until the earlier of (x) the expiration date of those options or (y) the 90th day after Mr. Hicks' termination. Mr. Hicks' employment agreement has been amended to provide that, upon consummation of the merger with Chancellor Media, each of Mr. Hicks' outstanding options or warrants (except for Mr. Hicks' warrant to purchase 500,000 shares of Class C Common Stock) will become immediately vested and exercisable.

     Robert F. X. Sillerman Employment Agreement. Prior to the acquisition of Capstar Communications by Capstar Broadcasting in May 1998, Mr. Sillerman served as the Executive Chairman and principal executive officer of Capstar Communications. Mr. Sillerman's employment agreement provided for a five year term ending December 31, 2002, subject to automatic five year renewals. Mr. Sillerman's annual base pay under the agreement was $400,000, subject to periodic adjustments. Mr. Sillerman was also entitled to receive an annual incentive bonus in accordance with a formula to be determined by the board of directors, upon the recommendation of the compensation committee. In addition, the agreement provided for a $2.5 million loan to Mr. Sillerman, which loan was a full-recourse obligation of Mr. Sillerman and bore interest. Subsequently, the principal of such loan was forgiven. Accrued interest at the time of forgiveness, approximately $100,000, was paid by Mr. Sillerman. Consummation of the acquisition of Capstar Communications by Capstar Broadcasting triggered certain "change of control" provisions in Mr. Sillerman's employment agreement. These provisions provided that Mr. Sillerman was due approximately $3.3 million. SFX Entertainment, Inc., a subsidiary of Capstar Communications prior to the acquisition, assumed this obligation.

     Robert F. X. Sillerman Consulting and Noncompetition Agreement. In connection with the acquisition of Capstar Communications, Mr. Sillerman entered into a consulting and noncompetition agreement with the parent of Capstar Communications. Pursuant to the agreement, Mr. Sillerman, among other things, resigned as an officer and director of the company. Mr. Sillerman is serving as consultant to Capstar Communications until May 2000, and Mr. Sillerman has agreed not to compete with Hicks Muse radio companies, including Capstar Broadcasting and Chancellor Media, until May 2003. Mr. Sillerman received $2.0 million for his consulting services and $23.0 million for his agreement not to compete.

     William S. Banowsky, Jr. Employment Agreement. Capstar Broadcasting has entered into an employment agreement with William S. Banowsky, Jr. pursuant to which Mr. Banowsky serves as Executive Vice President and General Counsel. Mr. Banowsky's employment agreement terminates on December 31, 2001, and will be renewed automatically for successive one-year terms unless Mr. Banowsky or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but not more than 12 months prior to such expiration date). Mr. Banowsky's annual base salary for 1999 is $325,000, subject to annual increases at least equal to five percent of the then current base salary. Mr. Banowsky is also entitled to receive such annual bonuses as the board of directors of Capstar Broadcasting may determine. Further, Mr. Banowsky is eligible to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Banowsky's employment for cause or Mr. Banowsky terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Banowsky all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Banowsky's employment agreement other than for cause or Mr. Banowsky terminates his employment agreement for good reason, Mr. Banowsky's employment agreement provides for (A) a lump sum payment of (x) two times Mr. Banowsky's then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the board of directors of Capstar Broadcasting determines that Mr. Banowsky has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Banowsky and the right to exercise those options until the earlier of (x) the expiration date of those options or (y) the 90th day after Mr. Banowsky's termination. Mr. Banowsky's employment agreement has been amended to provide that, upon consummation of the merger with Chancellor Media, each of Mr. Banowsky's outstanding options or warrants will become immediately vested and exercisable.

     Paul D. Stone Employment Agreement. Capstar Broadcasting has entered into an employment agreement with Paul D. Stone pursuant to which Mr. Stone serves as Executive Vice President and Chief Financial Officer. Mr. Stone's employment agreement terminates on December 31, 2001, and will be renewed automatically for successive one-year terms unless Mr. Stone or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but no more than 12 months prior to such expiration date). Mr. Stone's annual base salary for 1999 is $325,000, subject to annual increases at least equal to five percent of the then current base salary. Mr. Stone is also entitled to receive such annual bonuses as the board of directors of Capstar Broadcasting may determine. Further, Mr. Stone is eligible to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Stone's employment for cause or Mr. Stone terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Stone all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Stone's employment agreement other than for cause or Mr. Stone terminates his employment agreement for good reason, Mr. Stone's employment agreement provides for (A) a lump sum payment of (x) two times Mr. Stone's then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the board of directors of Capstar Broadcasting determines that Mr. Stone has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Stone and the right to exercise those options until the earlier of (x) the expiration date of those options or
(y) the 90th day after Mr. Stone's termination. Mr. Stone's employment agreement has been amended to provide that, upon consummation of the merger with Chancellor Media, Mr. Stone's outstanding options or warrants will become immediately vested and exercisable.

     James T. Shea, Jr. Employment Agreement. Capstar Broadcasting has entered into an employment agreement with James T. Shea, Jr. pursuant to which Mr. Shea serves as the President and Chief Executive Officer of Atlantic Star. Mr. Shea's employment agreement terminates on April 30, 1999. Mr. Shea's annual base salary for 1999 is $303,186, which increases at the beginning of each calendar year by an amount not less than five percent of his then current base salary. Mr. Shea is also entitled to receive annual bonuses as the board of directors of Capstar Broadcasting may determine, provided that the bonus shall not be less than $150,000. In addition, the employment agreement provides for an automobile allowance, participation in the retirement, savings, and welfare benefit plans of Capstar Broadcasting and a life insurance policy with a death benefit of $650,000. If Capstar Broadcasting terminates Mr. Shea's employment for cause, Capstar Broadcasting is obligated to pay Mr. Shea's then accrued base salary, reimbursable expenses, and any other compensation then due and owing. In addition, Capstar Broadcasting must continue to fund Mr. Shea's life insurance policy. If the employment agreement is terminated due to death or disability, without cause or by Mr. Shea for good reason, Mr. Shea will be entitled to (i) the continuation of his annual base salary, as then in effect, for a 12-month period commencing on the termination date, (ii) a pro rata amount of his annual bonus, (iii) any annual base salary and annual bonus then accrued but not yet paid, (iv) the continuation of his welfare benefits for a 12-month period commencing on the termination date, (v) the continuation of his life insurance policy, (vi) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs,
(vii) reimbursement for certain expenses incurred as of the termination date but not yet paid as of the date of termination and (viii) any other rights afforded to him under other written agreements between Mr. Shea and Capstar Broadcasting.

     John D. Cullen Employment Agreement. Capstar Broadcasting has entered into an employment agreement with John D. Cullen pursuant to which Mr. Cullen serves as Chief Operating Officer. Mr. Cullen's employment agreement terminates on March 31, 2001 unless sooner terminated in accordance with the terms of the employment agreement. Mr. Cullen's annual base salary for 1999 is $300,000 subject to annual increases as determined by the board of directors of Capstar Broadcasting. Mr. Cullen is also entitled to receive annual bonuses as established by the board of directors of Capstar Broadcasting. If Capstar Broadcasting terminates Mr. Cullen's employment for cause or Mr. Cullen resigns (and Capstar Broadcasting has not breached the employment agreement), Capstar Broadcasting must pay Mr. Cullen all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Cullen's employment without cause or Mr. Cullen terminates his employment due to a material breach of the employment agreement by Capstar Broadcasting (which breach is not cured within 30 days after receipt of notice of breach), then Capstar Broadcasting must pay Mr. Cullen his current salary (in equal monthly installments) for a one year period, plus a pro rata portion of any bonuses that would otherwise have been payable to Mr. Cullen.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The board of directors has not appointed a compensation committee. The compensation committee of Capstar Broadcasting determines the compensation of each of Capstar Communications' executives.

STOCK OPTION PLAN

     The Stock Option Plan gives certain individuals and key employees of Capstar Broadcasting who are responsible for the continued growth of Capstar Broadcasting an opportunity to acquire a proprietary interest in Capstar Broadcasting, and thus to create in such persons an increased interest in and a greater concern for the welfare of Capstar Broadcasting. The Stock Option Plan provides for grant of options to acquire up to 4,700,000 shares of Class A Common Stock. As of March 1, 1999, grants of stock options with respect to 4,574,411 shares of Class A Common Stock have been made under the Stock Option Plan.

     The Stock Option Plan is administered by the Compensation Committee of Capstar Broadcasting's Board of Directors; provided, that for purposes of determining the performance goals applicable to employees who constitute "covered employees" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and granting stock options, "Compensation Committee" as used in this summary description of the Stock Option Plan means a sub-committee of the Compensation Committee members who qualify as both a "Non-Employee Director" within the meaning of Rule 16b-3(b)(3) under the Securities Exchange Act of 1934, as amended, and as an "outside director" within the meaning of Section 162(m) of the Code, and such performance goals and stock option grants shall be subject to ratification by the unanimous approval of all members of the Compensation Committee and further ratification by Capstar Broadcasting's Board of Directors. The Compensation Committee has authority, subject to the terms of the Stock Option Plan (including the formula grant provisions and the provisions relating to incentive stock options contained therein), to determine when and to whom to make grants or awards under the Stock Option Plan, the number of shares to be covered by the grants or awards, the types and terms of the grants and awards, and the exercise price of stock options. Moreover, the Compensation Committee has the authority, subject to the provisions of the Stock Option Plan, to establish such rules and regulations as it deems necessary for the proper administration of the Stock Option Plan and to make such determinations and interpretations and to take such action in connection with the Stock Option Plan and any grants and awards thereunder as it deems necessary or advisable. The Compensation Committee's determinations and interpretations under the Stock Option Plan are final, binding and conclusive on all participants and need not be uniform and may be made by the Compensation Committee selectively among persons who receive, or are eligible to receive, grants and awards under the Stock Option Plan.

     Grants of "incentive stock options" within the meaning of section 422 of the Code and non-qualified stock options (options which do not qualify under section 422 of the Code) may be made under the Stock Option Plan to key employees. Grants of non-qualified stock options may be made to eligible non-employees.

     The exercise price per share of Class A Common Stock under each option is fixed by the Compensation Committee on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a person who, at the time of grant, owns shares of Capstar Broadcasting possessing more than 10% of the total combined voting power of all classes of stock of Capstar Broadcasting may not be less than 110% of the fair market value of a share of Class A Common Stock on the date of grant. No option is exercisable after the expiration of ten years from the date of grant, unless, as to any non-qualified stock option, otherwise expressly provided in the option agreement; provided, however, that no incentive stock option granted to a person who, at the time of grant, owns stock of Capstar Broadcasting possessing more than 10% of the total combined voting power of all classes of stock of Capstar Broadcasting is exercisable after the expiration of five years from the date of grant.

     In the event of a change of control or sale of Capstar Broadcasting, all outstanding stock options may, subject to the sole discretion of the Compensation Committee, become exercisable in full at such time or times as the Compensation Committee may determine. Each stock option accelerated by the Compensation Committee shall terminate on such date (not later than the stated exercise date) as the Compensation Committee determines.

     Unless an option or other agreement provides otherwise, upon the date of death of an optionee (or upon the termination of an optionee because of such optionee's disability), the person who acquires the right to exercise the option of such optionee (or the optionee in the case of disability) must exercise such option within 180 days after the date of death (or termination in the case of disability), unless a longer period is expressly provided in such incentive stock option or a shorter period is established by the Compensation Committee, but in no event after the expiration date of such option. Following an optionee's termination of employment for cause, all stock options held by such optionee will immediately be canceled as of the date of termination of employment. Following an optionee's termination of employment for other than cause, such optionee must exercise his stock option within 30 days after the date of such termination, unless a longer period is expressly provided in such stock option or other agreement or a shorter period is established by the Compensation Committee, provided that no incentive stock option shall be exercisable more than three months after such termination.

     The option exercise price may be paid in cash, or, in the discretion of the compensation committee, by the delivery of shares of Class A Common Stock then owned by the participant, or by a combination of these methods. Also, in the discretion of the Compensation Committee, payment may be made by delivering a properly executed exercise notice to Capstar Broadcasting together with a copy of irrevocable instructions to a broker to deliver promptly to Capstar Broadcasting the amount of sale or loan proceeds to pay the exercise price.

     The Stock Option Plan has been amended to provide that, upon the consummation of the merger with Chancellor Media, with respect to any outstanding option, if on or before the second anniversary of the consummation of the merger, the employment of a optionee is terminated (other than for cause, voluntary resignation, death or disability) or a optionee resigns after a material diminution of their duties, the optionee's options will vest in full and the options may be exercised until the termination of the option.

WARRANTS

     Under the terms of a stockholders agreement, Capstar Broadcasting has granted the following five warrants to R. Steven Hicks:

     - Amended and Restated Warrant dated April 1, 1998, immediately exercisable to purchase up to 744,000 shares of Class C Common Stock and exercisable to purchase up to an additional 186,000 shares on the earlier to occur of June 30, 2001 or immediately preceding a Sale of the Company, as defined below, if R. Steven Hicks is then employed in any capacity with Capstar Broadcasting, for a per share exercise price of $14.40. A "Sale of the Company" means a capital reorganization in which

      (1) the stockholders of Capstar Broadcasting receive cash consideration for each share of Common Stock held by such stockholder that, when added to any cash consideration attributable to any prior capital reorganization, equals or exceeds the Qualifying Cash Consideration, as defined below;

      (2) a majority of directors of the purchaser or surviving entity in such capital reorganization consists of persons who are not Continuing Directors, as defined below; and

      (3) such purchaser or surviving entity is not an affiliate of Hicks Muse;

     - Amended and Restated Warrant dated April 1, 1998, immediately exercisable to purchase up to 204,254 shares of Class C Common Stock and exercisable to purchase up to an additional 51,063 shares on the earlier to occur of June 30, 2001 or immediately preceding a Sale of the Company if R. Steven Hicks is then employed in any capacity with Capstar Broadcasting, for a per share exercise price of $15.40;

     - Amended and Restated Warrant dated April 1, 1998, immediately exercisable to purchase up to 98,797 shares of Class C Common Stock and exercisable to purchase up to an additional 224,323 shares on the earlier to occur of June 30, 2001 or immediately preceding a Sale of the

       Company if R. Steven Hicks is then employed in any capacity with Capstar Broadcasting, for a per share exercise price of $18.10;

     - Warrant dated April 1, 1998, exercisable to purchase up to 187,969 shares of Class C Common Stock on the earlier to occur of June 30, 2001 or immediately preceding a Sale of the Company for a per share exercise price of $17.10; and

     - Warrant dated April 1, 1998, exercisable to purchase up to 500,000 shares of Class C Common Stock for a per share exercise price of $14.00 if the fair market value of the Class A Common Stock, calculated on a daily basis, equals or exceeds $60.00 per share for a period of 180 consecutive days during the period commencing on April 1, 1998 and ending on May 31, 2003. Subject to certain exceptions, after the warrant becomes exercisable, the warrant may be exercised from time to time until, and including, the later to occur of May 31, 2003 and the 90th day after the warrant becomes exercisable. Twenty percent of the shares of Class C Common Stock issuable pursuant to the warrant vest on the first anniversary date of the warrant, and 1/60th of such shares of Class C Common Stock vest on the last day of each calendar month thereafter. If a Sale of the Company is completed, then the shares of Class C Common Stock issuable pursuant to the warrant fully vest and become exercisable immediately prior to the consummation of the Sale of the Company.

     Such warrants terminate upon either a Sale of the Company or a capital reorganization in which:

     - the stockholders of Capstar Broadcasting receive only cash consideration for each share of Common Stock held by such stockholder that is less than the Qualifying Cash Consideration;

     - a majority of directors of the purchaser or surviving entity in such capital reorganization consists of persons who are not either members of the Board of Directors of Capstar Broadcasting immediately prior to the capital reorganization or designees of Hicks Muse and its affiliates ("Continuing Directors"); and

     - such purchaser or surviving entity is not an affiliate of Hicks Muse.

     "Qualifying Cash Consideration" means cash consideration for each share of Common Stock received pursuant to a capital reorganization that equals or exceeds the lesser of

     - $60.00 per share or

     - the greater of

      (1) a per share amount equal to $14.00 compounded at an annual rate of 30% for the period from April 3, 1998 to the end of the calendar month immediately preceding the consummation of such capital reorganization or

      (2) $19.00 per share compounded at an annual rate of 20% for the period commencing on May 26, 1998 and ending on the last day of the calendar month immediately preceding the consummation of such capital reorganization.

     William S. Banowsky, Jr. and Paul D. Stone were also granted warrants (together with the warrants granted to R. Steven Hicks, the "Warrants"), in April 1998 for Messrs. Banowsky and Stone to each purchase up to 150,000 shares of Class A Common Stock at an exercise price of $14.00 per share. Except as to vesting upon consummation of the merger with Chancellor Media, the terms of these warrants are the same as the terms of the fifth warrant granted to R. Steven Hicks.

     Each Warrant also contains provisions addressing the vesting and exercisability of such Warrant under various events of termination of employment of the grantee.

     Upon the consummation of the merger of Capstar Broadcasting and Chancellor Media, each Warrant, other than the fifth Warrant granted to R. Steven Hicks, will fully vest and be exercisable until the earlier to occur of May 31, 2003 or a Sale of the Company. R. Steven Hicks' fifth Warrant will vest upon consummation of the merger and will become exercisable only if on or before May 31, 2003, either of the following occurs:

     - the fair market value of the voting common stock of the combined entity, calculated on a daily basis, equals or exceeds $60.00 per share for a period of 180 consecutive days during the period commencing on April 1, 1998 and ending on May 31, 2003; or

     - a Sale of the Company.

LIMITATIONS OF LIABILITY AND INDEMNIFICATION MATTERS

     Capstar Communications' Certificate of Incorporation provides that no director of Capstar Communications shall be personally liable to Capstar Communications or its stockholders for monetary damages for breach of his fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to Capstar Communications or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or purchases or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate the rights of Capstar Communications and its stockholders (through stockholders' derivative suits on behalf of Capstar Communications) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above.

     Capstar Communications' directors have entered into an indemnification agreement with Capstar Broadcasting. The indemnification agreements provide that Capstar Broadcasting will indemnify the director to the fullest extent permitted by law and to advance certain expenses to the director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Capstar Communications is a subsidiary of Capstar Radio. As of March 15, 1999, Capstar Radio owned 1,006 shares of Capstar Communications Common Stock, which represented all of the outstanding common stock of Capstar Communications.

     The following table sets forth certain information regarding (i) the beneficial ownership of each class of the Common Stock as of March 1, 1999, by
(a) each person or group beneficially owning five percent or more of any class of the Common Stock of Capstar Broadcasting, (b) each director of Capstar Communications, (c) each Named Executive Officer, and (d) all directors and executive officers of Capstar Communications as a group and (ii) the combined percentage of all classes of the Common Stock that is beneficially owned by each of such person or group of persons. Except as noted below and pursuant to applicable community property laws, Capstar Communications believes that each individual or entity named below has sole investment and voting power with respect to the shares of Common Stock set forth opposite such stockholder's name.

                                       CLASS A                CLASS B                 CLASS C
                                   COMMON STOCK(1)        COMMON STOCK(2)         COMMON STOCK(3)
                                 --------------------   --------------------   ---------------------   PERCENT OF   PERCENTAGE
                                  NUMBER     PERCENT     NUMBER     PERCENT      NUMBER     PERCENT      TOTAL       OF TOTAL
                                    OF          OF         OF          OF          OF          OF       ECONOMIC      VOTING
NAME OF BENEFICIAL OWNER         SHARES(4)   CLASS(4)   SHARES(4)   CLASS(4)   SHARES(4)    CLASS(4)    INTEREST      POWER
------------------------         ---------   --------   ---------   --------   ----------   --------   ----------   ----------
Hicks Muse Parties(5)..........    272,727     *        5,119,724     84.2%    60,944,528     90.2%       61.7%        86.0%
  200 Crescent Court
  Suite 1600
  Dallas, TX 75201
Thomas O. Hicks(5)(6)..........    718,551     2.1%     5,119,724     84.2%    68,102,712     99.3%        4.4%        94.7%
  200 Crescent Court
  Suite 1600
  Dallas, Texas 75201
BT Capital Partners, Inc.......         --      --        961,999     15.8%            --       --        *              --
  130 Liberty Street
  25th Floor
  New York, NY 10006

                                       CLASS A                CLASS B                 CLASS C
                                   COMMON STOCK(1)        COMMON STOCK(2)         COMMON STOCK(3)
                                 --------------------   --------------------   ---------------------   PERCENT OF   PERCENTAGE
                                  NUMBER     PERCENT     NUMBER     PERCENT      NUMBER     PERCENT      TOTAL       OF TOTAL
                                    OF          OF         OF          OF          OF          OF       ECONOMIC      VOTING
NAME OF BENEFICIAL OWNER         SHARES(4)   CLASS(4)   SHARES(4)   CLASS(4)   SHARES(4)    CLASS(4)    INTEREST      POWER
------------------------         ---------   --------   ---------   --------   ----------   --------   ----------   ----------
College Retirement Equities
  Fund(7)......................  2,659,157     7.8%            --       --             --       --         2.5%        *
  730 Third Avenue
  New York, NY 10017
Wellington Management Company,
  LLP(8).......................  1,770,300     5.2%            --       --             --       --         1.7%        *
  75 State Street
  Boston, MA 02109
Merrill Lynch Asset Management,
  L.P.(9)......................  1,736,150     5.1%            --       --             --       --         1.6%        *
  World Financial Center
  North Tower
  250 Vesey Street
  New York, NY 10381
R. Steven Hicks(10)............     74,753     *               --       --      2,544,499      3.7%        2.4%         3.5%
John D. Cullen(11).............    355,963     1.1%            --       --             --       --        *            *
William S. Banowsky, Jr.(12)...    115,663     *               --       --             --       --        *            *
Paul D. Stone(13)..............    290,888     *               --       --             --       --        *            *
Jack Morgan....................         --      --             --       --             --       --        *            *
James T. Shea, Jr.(14).........     88,322     *               --       --             --       --        *            *
All directors and executive
  officers as a group (10
  persons).....................  1,115,491     3.3%            --       --      2,544,499      3.7%        3.4%         3.7%

---------------

  *  Less than one percent.

 (1) The number of shares of Class A Common Stock does not include the shares of Class A Common Stock issuable upon conversion of the outstanding shares of Class B Common Stock and Class C Common Stock.

 (2) The holders of shares of Class B Common Stock are not entitled to vote, except as required by law. The shares of Class B Common Stock are convertible in whole or in part, at the option of the holder or holders thereof, into the same number of shares of Class A Common Stock, subject to certain conditions.

 (3) The holders of the Class C Common Stock are entitled to vote with the holders of the Class A Common Stock on all matters submitted to a vote of stockholders of Capstar Broadcasting, except with respect to the election of certain directors and as otherwise required by law. Each share of Class C Common Stock is entitled to ten votes per share on all matters submitted to a vote of stockholders, except certain "going private" transactions. The shares of Class C Common Stock are convertible in whole or in part, at the option of the holder or holders thereof, into the same number of shares of Class A Common Stock, subject to certain conditions.

 (4) Percentage ownership is based on 33,989,792 shares of Class A Common Stock, 6,081,723 shares of Class B Common Stock, and 67,538,121 shares of Class C Common Stock outstanding as of March 1, 1999.

 (5) Includes (i) 272,727 shares of Class A Common Stock owned of record by Capstar Boston Partners, L.L.C., a limited liability company of which the manager is a limited partnership whose ultimate general partner is Hicks, Muse Fund III Incorporated ("Fund III Inc."), (ii) 5,119,724 shares of Class B Common Stock owned of record by Capstar BT Partners, L.P., a limited partnership of which the ultimate general partner is Fund III Inc., and (iii) 60,944,528 shares of Class C Common Stock owned of record by Capstar Broadcasting Partners, L.P. ("Capstar L.P."), a limited partnership of which the ultimate general partner is HM3/Capstar, Inc. ("HM3/Capstar") (Capstar Boston Partners, L.L.C., Capstar BT Partners, L.P. and Capstar L.P., collectively, the "Hicks Muse Parties"). Thomas O. Hicks is a controlling stockholder and serves as Chief Executive Officer and Chairman of the Boards of Directors of Fund III Inc. and HM3/Capstar. Accordingly, Thomas O. Hicks may be deemed to be the beneficial owner of the Common Stock held by the Hicks Muse Parties. Mr. Thomas O. Hicks disclaims beneficial ownership of the shares of Common Stock not owned of record by him.

 (6) In addition to the shares of Class A Common Stock of the Hicks Muse Parties, the number of shares of Class A Common Stock includes (i) 102,550 shares owned of record by Thomas O. Hicks, (ii) 219,781 shares owned of record by a private foundation controlled by Thomas O. Hicks, (iii) 51,240 shares owned of record by certain trusts for the benefit of Thomas O. Hicks' children and for which Thomas O. Hicks serves as sole trustee, (iv) 5,000 shares owned by a trust for the benefit of unrelated parties for which Thomas O. Hicks serves as co-trustee, (v) 66,753 shares beneficially owned by R. Steven Hicks that are subject to a voting agreement in which Thomas O. Hicks controls the vote and (vi) 500 shares owned by Dean McClure Taylor that are subject to a voting agreement in which Thomas O. Hicks controls the vote. The shares of Class B Common Stock includes the shares of the Hicks Muse Parties. In addition to the shares of Class C Common Stock of the Hicks Muse Parties, the number of shares of Class C Common Stock includes (i) 4,595,007 shares owned of record by Thomas O. Hicks,
     (ii) 10,000 shares owned of record by R. Steven Hicks' children, (iii) 1,487,447 shares owned of record by R. Steven Hicks, (iv) 1,047,052 shares purchasable pursuant to the terms of Steve Hicks' Warrants, which are beneficially owned by R. Steven Hicks, and (v) 18,678 shares owned of record by certain trusts for which Thomas O. Hicks serves as sole trustee. The shares of Class C Common Stock beneficially owned by R. Steven Hicks are subject to a voting agreement in which Thomas O. Hicks controls the vote. Hicks Muse is a party to the voting agreement, which agreement requires, among other things, the parties to the voting agreement to vote their shares in favor of the election to Capstar Broadcasting's Board of Directors of such individuals as may be designated by Hicks Muse and its affiliates. Accordingly, Thomas O. Hicks may be deemed to be the beneficial owner of all of the Common Stock subject to the voting agreement. Thomas O. Hicks disclaims beneficial ownership of the shares of Common Stock not owned of record by him.

 (7) This information was provided to the Securities and Exchange Commission and Capstar Broadcasting in Schedule 13G, dated February 11, 1999.

 (8) This information was provided to the Securities and Exchange Commission and Capstar Broadcasting in Schedule 13G, dated December 31, 1998. Wellington Management Company, LLP reports shared voting power of 1,520,300 shares and shared dispositive power of 1,770,330 shares.

 (9) This information was provided to the Securities and Exchange Commission and Capstar Broadcasting in Schedule 13G, dated February 3, 1999.

(10) The number of shares of Class A Common Stock includes (i) 58,085 shares issuable upon the exercise of stock options that are currently vested, (ii) 5,668 shares subject to stock options that are exercisable within 60 days,
     (iii) 500 shares owned by Dean McClure Taylor for which R. Steven Hicks serves as custodian under the Texas Uniform Transfers to Minors Act, (iv) 1,000 shares owned by Steven Hicks' wife, (v) 2,000 shares owned by R. Steven Hicks' children and (vi) 7,500 shares owned of record by R. Steven Hicks. The number of shares of Class C Common Stock includes (i) 1,487,447 shares owned of record by R. Steven Hicks, (ii) 10,000 shares owned of record by R. Steven Hicks' children and (iii) 1,047,051 shares purchasable by R. Steven Hicks pursuant to the terms of certain of Steve Hicks' Warrants. R. Steven Hicks has voting rights to the shares owned by his children under the terms of a stockholders agreement. R. Steven Hicks disclaims beneficial ownership of the shares of Common Stock not owned by him of record. The shares owned of record by R. Steven Hicks and his children are subject to a voting agreement in the stockholders agreement. See "Item 13. Certain Relationships and Related
     Transactions -- Stockholders Agreements -- Affiliate Stockholders
     Agreement."

(11) Includes (i) 329,298 shares owned of record by Mr. Cullen, (ii) 14,165 shares issuable upon the exercise of stock options that are currently vested, and (iii) 12,500 shares subject to stock options that are exercisable within 60 days.

(12) Includes (i) 51,910 shares owned of record by Mr. Banowsky, (ii) 58,085 shares issuable upon the exercise of stock options that are currently vested, and (iii) 5,668 shares subject to stock options that are exercisable within 60 days.

(13) Includes (i) 227,135 shares owned of record by Mr. Stone, (ii) 58,085 shares issuable upon the exercise of stock options that are currently vested and (iii) 5,668 shares subject to stock options that are exercisable within 60 days.

(14) Includes (i) 40,263 shares owned of record by Mr. Shea and (ii) 48,059 shares issuable upon the exercise of stock options that are currently vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CHANCELLOR MERGER

     See "Item 1. Business -- The Transactions -- Chancellor Merger" for a description of the proposed merger of Chancellor Media and Capstar Broadcasting.

     The employment agreements with R. Steven Hicks, William S. Banowsky, Jr., and Paul D. Stone were amended to provide that upon consummation of the merger with Chancellor Media, each such executive's outstanding options and warrants, other than Mr. Hicks' warrant to purchase 500,000 shares of Class C Common Stock, will fully vest and be exercisable, in the case of the options, until the expiration of the options in accordance with their terms without regard to any termination of employment provisions contained therein and, in the case of the warrants, until the earlier to occur of May 31, 2003 or a Sale of the Company. Mr. Hicks' warrant to purchase 500,000 shares of Class C Common Stock will vest upon the consummation of the merger and will become exercisable only if on or before May 31, 2003, either of the following occurs:

     - the fair market value of the voting common stock of the combined entity, calculated on a daily basis, equals or exceeds $60.00 per share for a period of 180 consecutive days during the period commencing on April 1, 1998 and ending on May 31, 2003; or

     - a Sale of the Company.

     As of March 1, 1999, Mr. Hicks had options to acquire 169,998 shares of Class A Common Stock and warrants to acquire 930,000, 255,317, 323,120, and 187,969 shares of Class C Common Stock. As of March 1, 1999, Mr. Banowsky and Mr. Stone each had options to acquire 169,998 shares of Class A Common Stock and a warrant to acquire 150,000 shares of Class A Common Stock.

     In connection with the merger with Chancellor Media, R. Steven Hicks' employment agreement with Capstar Broadcasting will terminate and Chancellor Media will enter into a new five year employment agreement with Mr. Hicks. Mr. Hicks will serve as the vice chairman of the board of directors of the combined entity. Mr. Hick's base salary will be $600,000 per year. If the combined company terminates Mr. Hicks' employment for other than cause or Mr. Hicks' terminates his employment for good reason prior to the first anniversary of such agreement, the employment agreement will provide a lump sum payment of Mr. Hicks' unpaid base salary for the remainder of the year. In addition, if the combined company terminates his employment for good reason or other than for cause Mr. Hicks' warrant to purchase 500,000 shares of Class C Common Stock will become immediately vested and exercisable.

     The merger agreement between Capstar Broadcasting and Chancellor Media provides that Mr. Hicks, Mr. Banowsky, and Mr. Stone will receive a lump sum payment of $1,500,000, $600,000 and $600,000, respectively, if immediately before the merger, each is employed by Capstar Broadcasting.

     In March 1999, Mr. Hicks was appointed Vice Chairman of Chancellor Media and President and Chief Executive Officer of Chancellor Media's media services group. In addition, in March 1999, Mr. Banowsky was appointed Executive Vice President and General Counsel of Chancellor Media.

CHANCELLOR EXCHANGE AGREEMENT

     On February 20, 1998, Capstar Broadcasting and Chancellor Media entered into an exchange agreement pursuant to which Chancellor Media would acquire stations KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, Texas, KODA-FM, KKRW-FM and KQUE-AM in Houston, Texas, KPLN-FM and KYXY-FM in San Diego, California, and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh, Pennsylvania (collectively the "Chancellor Exchange Stations") for an aggregate purchase price of approximately $637.5 million in a series of purchases and exchanges over a three year period ending February 20, 2001. The Chancellor Exchange Stations were acquired by Capstar Broadcasting in connection with the acquisition of SFX Broadcasting, Inc. in May 1998. On May 29, 1998, as part of the SFX acquisition, Chancellor Media exchanged stations WAPE-FM and WFYV-FM in Jacksonville, Florida (valued at $53.0 million) plus approximately $90.3 million in cash to Capstar Broadcasting in exchange for station KODA-FM in Houston, Texas. In the case of the remaining Chancellor Exchange Stations, Capstar Broadcasting will identify mid-sized radio stations for exchange with Chancellor Media. The purchase price for the remaining ten Chancellor Exchange Stations will be approximately $494.3 million. Capstar Broadcasting and Chancellor Media intend for such exchanges to qualify as like-kind exchanges. Capstar Broadcasting and Chancellor Media are currently assessing whether the terms of the exchange agreement will be modified upon consummation of the merger with Chancellor Media. During the pendency of the Chancellor Merger, the Company does not anticipate effecting any exchanges with Chancellor Media.

     Chancellor Media is providing services to the Chancellor Exchange Stations, other than KODA-FM which was purchased by Chancellor Media, pursuant to separate LMAs until such stations are exchanged. Chancellor Media will retain the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. During 1998, Capstar Broadcasting received approximately $28.8 million in LMA fees from Chancellor Media. During 1999, Capstar Broadcasting expects to receive approximately $49.4 in LMA fees, subject to Chancellor Media's acquisition of one or more of the Chancellor Exchange stations in 1999. The LMA fees will decrease as each Chancellor Exchange Station is exchanged.

     Pursuant to the exchange agreement, on May 29, 1998, Capstar Broadcasting paid approximately $1.7 million (net of prorations and expenses) to Chancellor Media. Capstar Broadcasting had agreed to sell station KKPN-FM for $54.0 million. Chancellor Media was entitled to 50% of the sale proceeds in excess of $50.0 million.

CHANCELLOR NOTE

     In May 1998, Capstar Broadcasting borrowed $150.0 million from Chancellor Media. The loan ranks pari passu in right of payment to Capstar Broadcasting's guaranty of the indebtedness under the its credit facility. In addition, Capstar Broadcasting has pledged the common stock of Capstar Partners on a first priority basis to Chancellor Media as security for the loan.

     Interest on the loan accrues at a rate of 12% per annum and is payable quarterly, of which 5/6 is payable in cash and 1/6 is, at Capstar Broadcasting's option, either be payable in cash or added to the principal amount of the loan. Capstar Broadcasting may elect to defer the payment of the cash portion of any interest due until the earlier to occur of Capstar Broadcasting's election to pay the cash portion in full, a required mandatory prepayment of the loan or the maturity of the loan (a "Deferral Election"). In the event of a Deferral Election, the interest rate will increase, effective as of the first day of the fiscal quarter in which such Deferral Election occurred, from 12% to 14% per annum, of which 6/7 shall be payable in cash and 1/7 shall, at Capstar Broadcasting's option, either be payable in cash or added to the principal amount of the loan. If Capstar Broadcasting has not completed acquisitions during the exchange period as described above (excluding (i) the sale by Chancellor Media of stations WAPE-FM and WFYV-FM in Jacksonville, Florida plus $90.25 million in cash to Capstar Broadcasting in exchange for station KODA-FM in Houston, Texas and (ii) the acquisition of stations KVET-AM, KASE-FM and KVET-FM in Austin, Texas) (x) with an aggregate purchase price of $100.0 million by May 29, 1999, (y) with an aggregate purchase price of $200.0 million by May 29, 2000, and (z) with an aggregate purchase price of $300.0 million by May 29, 2001, the interest rate applicable from time to time during each such previous 12-month period will be retroactively increased by 2% per annum. If, as a result of the foregoing sentence, during any period ending on an interest payment date the loan accrued interest at (x) a rate per annum of 14%, the interest payment made on such interest payment date shall be retroactively adjusted as of such interest payment date so that the portion of such interest payment added to the principal of the loan shall equal 1/7 and the portion of such interest payment paid in cash shall equal 6/7, or (y) a rate per annum of 16%, the interest payment made on such interest payment date shall be retroactively adjusted as of such interest payment date so that the portion of such interest payment added to principal of the loan shall equal 1/8 and the portion of such interest payment paid in cash shall equal 7/8. Any amount due and accruing which is in cash and is so added to the principal amount of the loan shall bear interest at the rate otherwise applicable to the principal amount of the loan. In 1998, Capstar Broadcasting did not make a Deferral Election and paid approximately $10.6 million in interest to Chancellor Media. During the pendency of the merger with Chancellor Media, Capstar Broadcasting does not anticipate exchanging any stations with Chancellor Media.

     Capstar Broadcasting may prepay the loan at anytime; provided, that any prepayment shall not affect the rights of Chancellor Media to require prepayment. Chancellor Media has the right to require Capstar Broadcasting to prepay that portion of the loan equal to 50% of the cash purchase price payable for Capstar Exchange Stations, upon the consummation of the purchase of a Chancellor Exchange Station under a purchase agreement as contemplated under the exchange agreement with Chancellor Media. Chancellor Media also has the option to require Capstar Broadcasting to prepay any remaining portion of the loan (including accrued interest) if Chancellor Media has given notice of prepayment on the first to occur of (i) 30 days prior to the closing of the transfer of the final Chancellor Exchange Station and (ii) Chancellor Media's election under the exchange agreement with Chancellor Media to purchase all remaining Chancellor Exchange Stations for cash, in either case, such prepayment to occur on the closing of the acquisitions referred to in clause (i) or (ii), as applicable, above. If a Deferral Election occurs during the 12-month period commencing on the date of issuance of the loan and ending on the anniversary thereof or during any successive 12-month period, and (x) during such 12-month period Capstar Broadcasting and Chancellor Media exchange a Capstar Exchange Station for a Chancellor Exchange Station, and (y) Chancellor Media required Capstar Broadcasting to prepay a portion of the loan in connection with such exchange, the prepayment amount set forth in the third sentence of this paragraph with respect to such Capstar Exchange Station will be increased to equal (x) 50% of the purchase price therefore plus (y) the product of 50% of the purchase price therefore multiplied by a fraction, the numerator of which is the number of days of such Deferral Election existing during such 12-month period and the denominator of which is 360. Any additional amounts payable as a result of the foregoing sentence must be paid within 10 days following the end of the applicable 12-month period.

     Subject to certain exceptions, if Capstar Broadcasting acquires stations during the exchange period that are not acquired in compliance with the procedures set forth in the exchange agreement with Chancellor Media (excluding those stations identified in the loan) (a "Non-Exchange Acquisition"), Chancellor Media has the right to require Capstar Broadcasting to prepay, at the closing of any such Non-Exchange Acquisition, that portion of the loan equal to 100% of the amount that Capstar Broadcasting pays in such Non-Exchange Acquisitions. If Capstar Broadcasting terminates the exchange agreement with Chancellor Media or any definitive purchase agreement with respect to Capstar Exchange Stations, Capstar Broadcasting will be required to prepay the loan.

     Limitation on Incurrence of Indebtedness. The loan provides that Capstar Broadcasting may not, and may not permit any of its subsidiaries to incur, create or assume indebtedness after the date of the loan, if, on the date of and after giving effect to the incurrence of any such indebtedness, the ratio of consolidated indebtedness on a pro forma basis to consolidated EBITDA would exceed 9.0 to 1. The aggregate liquidation preference of all preferred stock of Capstar Broadcasting and its subsidiaries is indebtedness for purposes of calculating such ratio. The ratio calculation must be made in a manner consistent with the leverage ratio calculation made under Capstar Broadcasting's credit facility, provided that Capstar Broadcasting was entitled during 1998 to include in EBITDA at least $10.0 million in net revenues from The AMFM Radio Networks (whether or not such amounts were actually received). In addition, borrowings under Capstar Broadcasting's credit facility do not count as indebtedness in the ratio calculation except to the extent such borrowings exceed $50.0 million.

     Restricted Payments. The loan provides that Capstar Broadcasting may not
(i) declare or made payments, dividends or other distributions on all securities of Capstar Broadcasting that are junior in right of payment of interest, dividends, distributions or dissolution or liquidation payments or (ii) purchase, redeem, retire or otherwise acquire any securities of Capstar Broadcasting that are junior in right of payment of interest, dividends, distributions or dissolution or liquidation payments. Any payments described in the previous sentence will be deemed a restricted payment for purposes of the loan. Notwithstanding the first sentence of this paragraph, Capstar Broadcasting is allowed to (i) make timely payments on the loan and (ii) make restricted payments in an aggregate amount equal to $10.0 million.

     Upon an event of default, all principal and accrued but unpaid interest on the loan will become immediately due and payable.

MONITORING AND OVERSIGHT AGREEMENTS

     Capstar Broadcasting Monitoring and Oversight Agreement. Capstar Broadcasting is subject to a monitoring and oversight agreement (the "Capstar Broadcasting Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse ("Hicks Muse Partners"). Capstar Broadcasting agreed to pay to Hicks Muse Partners an annual fee for ongoing financial oversight and monitoring services. The annual fee is adjustable upward or downward at the end of each fiscal year to an amount equal to 0.2% of the budgeted consolidated annual net sales of the Company for the then-current fiscal year; provided, that such fee may not at any time be less than $100,000 per year. The annual fee will be reduced by the amount previously paid for such period by Capstar Partners under the Capstar Partners Monitoring and Oversight Agreement as discussed below. Capstar Broadcasting will indemnify Hicks Muse Partners, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Capstar Broadcasting Monitoring and Oversight Agreement. Capstar Broadcasting was not required to pay Hicks Muse Partners any monitoring and oversight fees in 1998.

     The Capstar Broadcasting Monitoring and Oversight Agreement makes available on an ongoing basis the resources of Hicks Muse Partners concerning a variety of financial matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Capstar Broadcasting without the addition of personnel or the engagement of outside professional advisors. The Capstar Broadcasting Monitoring and Oversight Agreement expires on the earlier to occur of July 1, 2007, or the date on which HM Fund III and its affiliates cease to own beneficially, directly or indirectly, any securities of Capstar Broadcasting or its successors.

     Capstar Partners Monitoring and Oversight Agreement. Capstar Partners is subject to a monitoring and oversight agreement (the "Capstar Partners Monitoring and Oversight Agreement") with Hicks Muse Partners. Capstar Partners agreed to pay to Hicks Muse Partners an annual fee for ongoing financial oversight and monitoring services. The annual fee is adjustable upward or downward at the end of each fiscal year to an amount equal to 0.2% of the budgeted consolidated annual net sales of Capstar Partners for the then-current fiscal year; provided, that such fee may not at any time be less than $100,000 per year. For the year ended December 31, 1998, Capstar Partners had paid Hicks Muse Partners approximately $819,000 of monitoring and oversight fees. As of December 31, 1998, Capstar Partners had no outstanding obligation to Hicks Muse under the Capstar Partners Monitoring and Oversight Agreement. The Capstar Partners Monitoring and Oversight Agreement expires on the earlier to occur of October 16, 2006, or the date on which HM Fund III and its affiliates cease to own beneficially, directly or indirectly, any securities of Capstar Partners or its successors. The remainder of the terms of the Capstar Partners Monitoring and Oversight Agreement are substantially similar to the terms of the Capstar Broadcasting Monitoring and Oversight Agreement.

     Upon the consummation of the merger with Chancellor Media, the Capstar Broadcasting Monitoring and Oversight Agreement and the Capstar Partners Monitoring and Oversight Agreement will terminate and Capstar Broadcasting will pay to Hicks Muse Partners at the closing a one-time cash payment of approximately $14.2 million.

FINANCIAL ADVISORY AGREEMENTS

     Capstar Broadcasting Financial Advisory Agreement. Capstar Broadcasting is subject to a financial advisory agreement (the "Capstar Broadcasting Financial Advisory Agreement") with Hicks Muse Partners. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the transaction value, as defined below, for each add-on transaction, as defined below, in which Capstar Broadcasting is involved. "Transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Capstar Broadcasting Financial Advisory Agreement, but including the amount of any indebtedness, preferred stock or similar items assumed or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Capstar Broadcasting, excluding Capstar Partners and its direct or indirect subsidiaries, and any other person or entity. Capstar Broadcasting will indemnify Hicks Muse Partners, its affiliates and partners, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Capstar Broadcasting Financial Advisory Agreement.

     Under the Capstar Broadcasting Financial Advisory Agreement, Hicks Muse Partners provides investment banking, financial advisory and other similar services with respect to the add-on transactions in which Capstar Broadcasting is involved. Such transactions require additional attention beyond that required to monitor and advise Capstar Broadcasting on an ongoing basis and accordingly Capstar Broadcasting pays separate advisory fees with respect to such matters in addition to those paid in connection with the Capstar Broadcasting Monitoring and Oversight Agreement. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Capstar Broadcasting without the addition of personnel or the engagement of outside professional advisors. The Capstar Broadcasting Financial Advisory Agreement will terminate concurrently with the termination of the Capstar Broadcasting Monitoring and Oversight Agreement.

     Capstar Partners Financial Advisory Agreement. Capstar Partners is subject to a financial advisory agreement (the "Capstar Partners Financial Advisory Agreement") with Hicks Muse Partners. The terms of the Capstar Partners Financial Advisory Agreement are substantially similar to the terms of the Capstar Broadcasting Financial Advisory Agreement.

     For the year ending December 31, 1998, Capstar Broadcasting has paid Hicks Muse Partners financial advisory fees of approximately $49.5 million.

     Upon the consummation of the merger with Chancellor Media:

     - Hicks Muse Partners will receive a fee from Capstar Broadcasting of $17.5 million in satisfaction of its services performed under the Capstar Partners Financial Advisory Agreement and the Capstar Broadcasting Financial Advisory Agreement in connection with the Chancellor Merger; and

     - the Capstar Partners Financial Advisory Agreement will terminate.

STOCKHOLDERS AGREEMENTS

     Affiliate Stockholders Agreement. R. Steven Hicks, five of his children, Capstar BT Partners, L.P. and Capstar Boston Partners, L.L.C. and Capstar L.P. (the "Affiliate Stockholders") have entered into a stockholders agreement with Capstar Broadcasting and Hicks Muse that provides, among other things, that the Affiliate Stockholders may require Capstar Broadcasting, subject to certain registration volume limitations, to effect up to three demand registrations of their Common Stock under the Securities Act of 1933. The stockholders agreement also provides that if Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act, whether or not for its own account, the Affiliate Stockholders will be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

     The stockholders agreement also requires the Affiliate Stockholders, subject to certain conditions, to vote their shares (i) in favor of the election to the Board of Directors of Capstar Broadcasting of such individuals as may be designated by Hicks Muse and its affiliates and (ii) on other matters so as to give effect to the agreements contained in the stockholders agreement. If certain conditions are met, including R. Steven Hicks serving as Capstar Broadcasting's President and Chief Executive Officer or beneficially holding not less than 3% of the fully-diluted Common Stock of Capstar Broadcasting, R. Steven Hicks will be one of such designees to serve on the Board of Directors.

     Management Stockholders Agreement. Certain stockholders of Capstar Broadcasting are parties to a stockholders agreement with Capstar Broadcasting and Hicks Muse that provides, among other things, that if Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act of 1933, whether or not for its own account, the stockholders that are parties to the stockholders agreement will be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

     GulfStar Stockholders Agreement. Certain stockholders of Capstar Broadcasting are parties to a stockholders agreement with Capstar Broadcasting and Hicks Muse that provides, among other things, that such persons may require Capstar Broadcasting, subject to certain registration volume limitations, to effect up to three demand registrations of their Common Stock under the Securities Act of 1933. The stockholders agreement also provides that if Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act of 1933, whether or not for its own account, the parties will be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

INDEBTEDNESS OF MANAGEMENT

     Mary K. Quass, the president of Central Star, purchased 90,909 shares of Class A Common Stock, in exchange for cash in the amount of $9,091 and a promissory note payable to Capstar Broadcasting in the principal amount of $990,909 and bearing interest at an annual rate of 9%. Ms. Quass repaid the promissory note in January 1998.

     Each of Paul D. Stone and John D. Cullen acquired shares of common stock of GulfStar Communications, Inc. prior to its acquisition by Capstar Broadcasting in exchange for non-recourse promissory notes payable and recourse promissory notes to GulfStar, which notes had aggregate outstanding principal amounts of approximately $548,943, and $1,018,783, respectively, as of March 1, 1999. Before the GulfStar acquisition, the notes were secured by the common stock of GulfStar. In connection with the GulfStar acquisition, the common stock of GulfStar was exchanged for Common Stock. The Common Stock held of record by Mr. Stone and Mr. Cullen now secures such person's obligation under the notes. Two notes of Mr. Stone with an aggregate principal balance of approximately $39,552 as of December 31, 1998 bear interest at a rate of 9% per annum, and Mr. Stone's other notes and Mr. Cullen's note bear interest at 7.6% per annum, each with principal and interest payments payable annually in arrears or, at the option of the holder, such interest payments may be deferred and added to the outstanding principal balance of the note. Each of the notes matures 10 years after the date thereof.

CHANCELLOR MEDIA TRANSACTIONS

     Capstar Broadcasting has retained Katz Media Group, Inc. ("Katz") as its media representative to sell national spot advertising air time. Katz is a wholly-owned subsidiary of Chancellor Media, which is an affiliate of Hicks Muse. In 1998, Capstar Broadcasting paid Katz $4.4 million for media representation services of which $1.6 million and $2.3 million was paid by Capstar Communications for the five months ended May 31, 1998 and the seven months ended December 31, 1998, respectively.

     Capstar Broadcasting broadcasts advertising over Capstar Broadcasting's portfolio of stations from The AMFM Radio Networks. The AMFM Radio Networks is a national radio network owned and operated by Chancellor Media. For the year ended December 31, 1998, Capstar Broadcasting recorded approximately $8.3 million in revenue from the AMFM Radio Networks, of which $2.1 million is allocable to Capstar Communications.

     In May 1998, Capstar Communications also entered into a loan for approximately $441.4 million with Capstar Radio, which is payable on the earlier of demand or May 31, 2005. The loan consists of a $1.4 billion revolver. Borrowings under the loan bear interest at the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto. Interest is payable quarterly commencing on August 31, 1998, and thereafter on the last day of each November, February, May and August during the term of the loan and at maturity. Advances under the loan may be made only if, among other things, at the time such advance is made (both before and after giving effect thereto) such additional indebtedness is permitted pursuant to the terms of the indenture governing the 10 3/4% CCI Notes and the certificate of designation governing the CCI Series E Preferred Stock. Capstar Communications as of March 1, 1999 had borrowings of approximately $347.0 million outstanding under the loan with a weighted average effective interest rate of 7.5% per annum. During 1998, Capstar Communication incurred $17.5 million in interest due to Capstar Radio, which was added to the principal balance of the loan.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) Consolidated Financial Statements

     The financial statements and schedules are listed under Item 8 herein and are hereby incorporated herein by reference.

     (a)(3) Exhibits:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1.1          -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media, Capstar Broadcasting and CBC
                            Acquisition Company, Inc.(1)
          2.1.2          -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media, Capstar Broadcasting Partners, L.P., Thomas O.
                            Hicks and Steven R. Hicks.(1)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            Capstar Communications.*
          3.2            -- By-laws of Capstar Communications.(25)
          4.5.1          -- Certificate of Designation of the Powers, Preferences and
                            Relative, Participating, Optional and Other Special
                            Rights of Preferred Stock and Qualifications, Limitations
                            and Restrictions Thereof of 12 5/8% Series E Cumulative
                            Exchangeable Preferred Stock of SFX Broadcasting, Inc.
                            ("SFX"), due October 31, 2006 ("SFX Certificate of
                            Designation").(6)
          4.5.2          -- Certificate of Amendment to SFX Certificate of
                            Designation.(7)
          4.6            -- Indenture, governing SFX's 12 5/8% Subordinated Exchange
                            Debentures due 2006.(8)
          4.7.1          -- Indenture, dated May 31, 1996, between SFX, the
                            guarantors named therein and Chemical Bank, governing
                            SFX's 10 3/4% Senior Subordinated Notes due 2006 (the
                            "10 3/4% SFX Notes Indenture").(9)
          4.7.2          -- First Supplement to 10 3/4% SFX Notes Indenture.(8)
          4.7.3          -- Second Supplement to 10 3/4% SFX Notes Indenture.(8)
          4.7.4          -- Third Supplement to 10 3/4% SFX Notes Indenture.(8)
          4.7.5          -- Fourth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.6          -- Fifth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.7          -- Sixth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.8          -- Seventh Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.9          -- Eighth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.10         -- Ninth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.11         -- Tenth Supplement to 10 3/4% SFX Notes Indenture.(10)
          4.8.1          -- Indenture, dated October 7, 1993, between SFX and
                            Chemical Bank, as trustee, governing SFX's 11 3/8% Senior
                            Subordinated Notes due 2000 (the "11 3/8% SFX
                            Indenture").(11)
          4.8.2          -- First Supplement to 11 3/8% SFX Indenture.(9)
         10.1.1          -- Credit Agreement, dated May 29, 1998, among Capstar
                            Radio, Capstar Partners, Capstar Broadcasting and the
                            financial institutions party thereto.(12)
         10.1.1          -- First Amendment to Credit Agreement.(26)
         10.2            -- Financial Advisory Agreement, dated as of July 1, 1997, between Capstar Broadcasting and Hicks, Muse & Co.
                            Partners, L.P. ("HMCo").(5)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.3            -- Financial Advisory Agreement, dated as of October 16,
                            1996, between Capstar Partners and HMCo.(3)
         10.4            -- Monitoring and Oversight Agreement, dated as of July 1,
                            1997, between Capstar Broadcasting and HMCo.(5)
         10.5            -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between Capstar Partners and HMCo.(3)
         10.6            -- Form of Indemnification Agreement between Capstar
                            Broadcasting and each of its directors and officers.(5)+
         10.7.1          -- Employment Agreement, dated February 14, 1997, between
                            Capstar Partners and R. Steven Hicks.(3)+
         10.7.2          -- First Amendment to Employment Agreement, effective July
                            1, 1997, between R. Steven Hicks, Capstar Partners, and
                            Capstar Broadcasting.(13)+
         10.7.3          -- Second Amendment to Employment Agreement.(26)+
         10.8            -- Employment Agreement, dated July 1, 1997, between Capstar
                            Broadcasting and Paul D. Stone.(5)+
         10.8.2          -- First Amendment to Employment Agreement.(26)+
         10.9            -- Employment Agreement dated July 1, 1997, between Capstar
                            Broadcasting and William S. Banowsky, Jr.(5)+
         10.9.2          -- First Amendment to Employment Agreement.(26)+
         10.10.1         -- Employment Agreement between GulfStar Communications,
                            Inc. and John D. Cullen.(14)+
         10.10.2         -- First Amendment to Employment Agreement between GulfStar
                            Communications, Inc. and John D. Cullen.(4)+
         10.11           -- Not used.
         10.12.1         -- Amended and Restated Capstar Broadcasting Corporation
                            1998 Stock Option Plan.(16)+
         10.12.2         -- First Amendment to Amended and Restated Capstar
                            Broadcasting Corporation 1998 Stock Option Plan.(26)+
         10.13.1         -- Form of Incentive Stock Option Agreement.(5)+
         10.13.2         -- Form of Non-Qualified Stock Option Agreement for
                            Employees.(5)+
         10.13.3         -- Form of Non-Qualified Stock Option Agreement for
                            Non-Employees.(14)+
         10.14.1         -- Affiliate Stockholders Agreement, dated October 16, 1996, among Capstar Partners, Hicks Muse, R. Steven Hicks and
                            the security holders listed therein.(3)
         10.14.2         -- First Amendment and Supplement to Affiliate Stockholders
                            Agreement, dated January 27, 1997, by and among Capstar
                            Partners, the security holders listed therein and Hicks
                            Muse.(3)
         10.14.3         -- Second Amendment to Affiliate Stockholders Agreement,
                            dated February 20, 1997, by and among Capstar Partners,
                            the security holders listed therein and Hicks Muse.(17)
         10.14.4         -- Third Amendment to Affiliate Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(5)
         10.14.5         -- Fourth Amendment to Affiliate Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(2)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.15.1         -- Management Stockholders Agreement, dated November 26,
                            1996, among Capstar Partners, the securityholders listed
                            therein and Hicks Muse.(3)
         10.15.2         -- First Amendment to Management Stockholders Agreement,
                            dated January 27, 1997, by and among Capstar Partners and
                            the security holders listed therein.(3)
         10.15.3         -- Second Amendment to Management Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(5)
         10.15.4         -- Third Amendment to Management Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(2)
         10.16           -- Amended and Restated GulfStar Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            the security holders listed therein, and Hicks Muse.(2)
         10.17           -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 323,120 shares of Class C Common
                            Stock.(12)+
         10.17.2         -- Amendments to Warrants of R. Steven Hicks.(26)+
         10.18           -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 255,317 shares of Class C Common
                            Stock.(12)+
         10.19           -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 930,000 shares of Class C Common
                            Stock.(12)+
         10.23.1         -- Letter Agreement, dated February 20, 1998 between
                            Chancellor Media Corporation of Los Angeles and Capstar
                            Broadcasting ("Chancellor Letter Agreement").(21)
         10.23.2         -- Amendment to Chancellor Letter Agreement.(24)
         10.24           -- Form of Time Brokerage Agreement with Chancellor Media
                            Corporation.(24)
         10.26           -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 187,969 shares of Class C Common Stock.(12)
         10.27           -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 500,000 shares of Class C Common Stock.(12)
         10.28.1         -- Letter of Credit Agreement, dated February 12, 1998
                            between R. Steven Hicks and Banker's Trust Company.(22)
         10.28.2         -- Guaranty and Purchase Agreement, dated February 12, 1998 made by Capstar Radio in favor of Banker's Trust
                            Company.(23)
         10.28.3         -- Letter Agreement between R. Steven Hicks and the
                            Company.(26)
         10.29.1         -- Warrant, dated April 1, 1998, issued to Paul D. Stone for
                            150,000 shares of Class A Common Stock.(12)+
         10.29.2         -- First Amendment to Warrant.(26)+
         10.30.1         -- Warrant, dated April 1, 1998, issued to William S.
                            Banowsky, Jr. for 150,000 shares of Class A Common
                            Stock.(12)+
         10.30.2         -- First Amendment to Warrant.(26)+
         10.31           -- Agreement and Plan of Merger, dated July 23, 1998, among
                            Capstar Radio, TBC Radio Acquisition Corp. and Triathlon
                            Broadcasting Company.(15)
         10.32           -- Letter Agreement, dated January 2, 1998, between Capstar
                            Broadcasting and Chancellor Media Corporation of Los
                            Angeles regarding The AMFM Radio Networks.(26)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.33           -- Master Agreement, dated March 6, 1997, between Katz
                            Communications Inc., Capstar Partners and GulfStar
                            Communications.(26)
         10.34           -- Stock Purchase Agreement, dated as of May 26, 1998, by
                            and among Capstar Radio, Patterson Broadcasting, Inc. and
                            SBI Radio Acquisition Corporation.(27)
         10.35           -- Revolving Credit Note, dated May 29, 1998, made payable by Capstar Communications to Capstar Radio.(27)
         21.1            -- List of Subsidiaries.*
         27.1            -- Financial Data Schedule.*

---------------

  +  Management contract or compensatory plan or arrangement.

  *  Filed herewith.

 (1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.

 (2) Incorporated by reference to Capstar Broadcasting's Amendment No. 3 to Registration Statement on Form S-1, dated May 19, 1998, File No. 333-48819.

 (3) Incorporated by reference to Capstar Partner's Registration Statement on Form S-1, dated April 16, 1997, File No. 333-25263.

 (4) Incorporated by reference to Capstar Partners' and Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 333-25638.

 (5) Incorporated by reference to Capstar Partner's Amendment No. 1 to Registration Statement on Form S-4, dated July 8, 1997, File No. 333-25638.

 (6) Incorporated by reference to SFX's Current Report on Form 8-K, dated January 27, 1997, File No. 000-22486.

 (7) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22486.

 (8) Incorporated by reference to SFX's Current Report on Form 8-K, dated January 17, 1997, File No. 000-22486.

 (9) Incorporated by reference to SFX's Registration Statement on Form S-4, dated June 21, 1996, File No. 333-06553.

(10) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-22486.

(11) Incorporated by reference to SFX's Amendment No. 3 to Registration Statement on Form S-1, dated September 29, 1993, File No. 33-66718.

(12) Incorporated by reference to Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

(13) Incorporated by reference to Capstar Partner's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 333-25638.

(14) Incorporated by reference to Capstar Partner's Amendment No. 2 to Registration Statement on Form S-4, dated August 5, 1997, File No. 333-25638.

(15) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 333-48819.

(16) Incorporated by reference to Capstar Broadcasting's Amendment No. 2 to Registration Statement on Form S-1, dated May 11, 1998, File No. 333-48819.

(17) Incorporated by reference to Capstar Partner's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 333-25638.

(18) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated February 13, 1998, File No. 333-25683.

(19) Incorporated by reference to SFX's Current Report on Form 8-K, dated August 26, 1997, File No. 000-22486.

(20) Incorporated by reference to SFX's Current Report on Form 8-K, dated February 17, 1998, File No. 000-22486.

(21) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-1, dated March 27, 1998, File No. 333-48819.

(22) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-8, dated July 27, 1998, File No. 333-59937.

(23) Incorporated by reference to Capstar Broadcasting's Amendment No. 4 to Registration Statement on Form S-1, dated May 21, 1998, File No. 333-48819.

(24) Incorporated by reference to Capstar Broadcasting's Amendment No. 3 to Registration Statement or Form S-1, dated May 19,1998, File No. 333-48819.

(25) Incorporated by reference to SFX's Registration Statement on Form S-3, filed November 21, 1996, File No. 333-15469.

(26) Incorporated by reference to Capstar Broadcasting's Annual Report or Form 10-K, dated March 31, 1999, File No. 001-14107.

(27) Incorporated by reference to Capstar Communications' Quarterly Report on Form 10-Q, dated August 14, 1998, File No. 0-22486.

     (b) Reports on Form 8-K

     Capstar Communications did not file any Form 8-Ks during the last quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstar Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAPSTAR COMMUNICATIONS, INC.

                                            By:      /s/ PAUL D. STONE
                                              ----------------------------------
                                                        Paul D. Stone
                                                 Executive Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capstar Communications, Inc. and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ R. STEVEN HICKS                   Chief Executive Officer and      March 31, 1999
-----------------------------------------------------    Director (Principal
                   R. Steven Hicks                       Executive Officer)

                  /s/ PAUL D. STONE                    Executive Vice President and     March 31, 1999
-----------------------------------------------------    Chief Financial Officer
                    Paul D. Stone                        (Principal Financial and
                                                         Accounting Officer)

                 /s/ JACK A. MORGAN                    Director                         March 31, 1999
-----------------------------------------------------
                   Jack A. Morgan

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-2
Report of Independent Accountants...........................   F-3
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-4
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997, the five months ended May 31,
  1998 and the seven months ended December 31, 1998.........   F-5
Consolidated Statements of Shareholder's Equity for the
  years ended December 31, 1996, 1997, the five months ended
  May 31, 1998 and the seven months ended December 31,
  1998......................................................   F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997, the five months ended May 31,
  1998 and the seven months ended December 31, 1998.........   F-7
Notes to Consolidated Financial Statements..................   F-8

INDEX TO FINANCIAL STATEMENT SCHEDULES
CAPSTAR
Report of Independent Accountants...........................  F-31
Schedule II -- Valuation and Qualifying Accounts............  F-32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Capstar Communications, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Capstar Communications, Inc. and its subsidiaries (formerly known as SFX Broadcasting, Inc. and Subsidiaries) at December 31, 1998 and the results of their operations and their cash flows for the five month period ended May 31, 1998 and the seven month period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas
February 26, 1999, except as to Note 2,
which is as of March 15, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Capstar Communications, Inc.

     We have audited the accompanying consolidated balance sheet of Capstar Communications, Inc. and Subsidiaries (formerly known as SFX Broadcasting, Inc. and Subsidiaries) as of December 31, 1997 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstar Communications, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
March 5, 1998 except for Note 1
as to which the date is April 27, 1998.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              PREDECESSOR      COMPANY
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $   24,686     $   11,391
  Accounts receivable, net of allowance for doubtful
     accounts of $2,264 and $4,511 at December 31, 1997 and
     1998, respectively.....................................       71,241         71,314
  Assets under contract for sale............................       42,883             --
  Prepaid and other current assets..........................        3,109          1,660
  Receivable from SFX Entertainment.........................       11,539             --
                                                               ----------     ----------
          Total current assets..............................      153,458         84,365
  Property and equipment, net...............................       74,829        118,163
  Intangibles and other, net................................    1,039,394      3,323,486
  Net assets to be distributed to shareholders..............      102,144             --
  Other assets..............................................        5,790            627
                                                               ----------     ----------
          Total assets......................................   $1,375,615     $3,526,641
                                                               ==========     ==========

                          LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable..........................................   $    8,665     $    3,303
  Accrued expenses..........................................       19,246         13,398
  Payable to former national sales representative...........       23,025            471
  Accrued interest..........................................        6,675          4,136
  Income taxes payable......................................           --         35,140
  Current portion of long-term debt.........................          610        372,903
                                                               ----------     ----------
          Total current liabilities.........................       58,221        429,351
  Long-term debt, net of current portion....................      764,092        325,686
  Deferred income taxes.....................................      102,681      1,008,385
                                                               ----------     ----------
          Total liabilities.................................      924,994      1,763,422
                                                               ----------     ----------
  Redeemable Preferred Stock, aggregate liquidation
     preference of $390,300 and $133,944, respectively......      375,796        148,669
                                                               ----------     ----------
Commitments and contingencies
Shareholder's equity:
  Class A Voting Common Stock, $.01 par value; 100,000,000
     and 200,000 shares authorized; 614 and 1,006 shares
     issued; 612 and 1,006 shares outstanding at December
     31, 1997 and 1998, respectively........................            1              1
  Class B Voting Convertible Common Stock, $01 par value,
     10,000,000 shares, authorized; 77 shares issued and 68
     shares outstanding at December 31, 1997................            1             --
  Additional paid-in capital................................      185,642      1,613,967
  Treasury stock; 11 shares at December 31, 1997............       (6,523)            --
  Retained earnings (deficit)...............................     (104,296)           582
                                                               ----------     ----------
          Total shareholder's equity........................       74,825      1,614,550
                                                               ----------     ----------
          Total liabilities and shareholder's equity........   $1,375,615     $3,526,641
                                                               ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          PREDECESSOR                               COMPANY
                                                   ---------------------------------------------------------   ------------------
                                                      YEAR ENDED          YEAR ENDED       FIVE MONTHS ENDED   SEVEN MONTHS ENDED
                                                   DECEMBER 31, 1996   DECEMBER 31, 1997     MAY 31, 1998      DECEMBER 31, 1998
                                                   -----------------   -----------------   -----------------   ------------------
Gross broadcast revenue..........................      $162,011            $306,842            $ 141,369            $254,286
Less: agency commissions.........................       (18,950)            (36,478)             (16,692)            (25,325)
                                                       --------            --------            ---------            --------
  Net broadcast revenue..........................       143,061             270,364              124,677             228,961
                                                       --------            --------            ---------            --------
Station operating expenses.......................        92,816             167,063               78,235             114,000
Depreciation, amortization, duopoly integration
  costs and acquisition related costs............        17,311              38,232               17,668              55,685
Corporate expenses, net of $2,206 and $2,420
  allocated to SFX Entertainment in 1997 and
  during the five months ended May 31, 1998......         6,261               6,837                3,069               5,676
LMA fees.........................................            --                  --                  697                 289
Settlement of Options and Warrants...............            52                 624               74,199                  --
Non-recurring and unusual charges, including
  adjustments to broadcast rights agreement......        28,994              20,174               35,318                 107
                                                       --------            --------            ---------            --------
        Total operating expenses.................       145,434             232,930              209,186             175,757
                                                       --------            --------            ---------            --------
Operating income (loss)..........................        (2,373)             37,434              (84,509)             53,204
Investment income................................         4,017               2,821                  352                 339
Interest expense.................................       (34,897)            (64,506)             (30,867)            (36,205)
Loss on sale of radio station....................        (1,900)                 --                   --                  --
                                                       --------            --------            ---------            --------
Income (loss) from continuing operations before
  income taxes and extraordinary item............       (35,153)            (24,251)            (115,024)             17,338
Income tax expense...............................           480                 810                  210               6,977
                                                       --------            --------            ---------            --------
Income (loss) from continuing operations before
  extraordinary item.............................       (35,633)            (25,061)            (115,234)             10,361
                                                       --------            --------            ---------            --------
Discontinued operations:
Income (loss) from operations to be distributed
  to shareholders, net of taxes..................            --               3,814              (86,382)                 --
                                                       --------            --------            ---------            --------
Income (loss) before extraordinary item..........       (35,633)            (21,247)            (201,616)             10,361
Extraordinary loss on debt retirement............        15,219                  --                   --                  --
                                                       --------            --------            ---------            --------
Net income (loss)................................       (50,852)            (21,247)            (201,616)             10,361
Dividends and accretion on preferred stocks......         6,061              38,510               17,264               9,779
                                                       --------            --------            ---------            --------
Net income (loss) attributable to common stock...      $(56,913)           $(59,757)           $(218,880)           $    582
                                                       ========            ========            =========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             CLASS A             CLASS B
                                          COMMON STOCK        COMMON STOCK
                                        -----------------   -----------------   ADDITIONAL              RETAINED        TOTAL
                                        NUMBER OF    PAR    NUMBER OF    PAR     PAID-IN     TREASURY   EARNINGS    SHAREHOLDER'S
                                         SHARES     VALUE    SHARES     VALUE    CAPITAL      STOCK     (DEFICIT)      EQUITY
                                        ---------   -----   ---------   -----   ----------   --------   ---------   -------------
Balance at January 1, 1996
  (Predecessor).......................      609      $ 1       64        $ 1    $  115,256   $    --    $ (32,197)   $   83,061
Dividends and accretion on preferred
  stock...............................       --       --       --         --        (6,061)       --                     (6,061)
Issuance upon exercise of stock
  options.............................       --       --       --         --           370        --                        370
Issuance of warrants to SCMC..........       --       --       --         --         8,905        --                      8,905
Issuance of equity securities for MMR
  merger..............................        3       --       13         --        71,541        --                     71,541
Repurchase of common stock............       --       --       --         --            --    (6,393)                    (6,393)
Net loss..............................       --       --       --         --            --        --      (50,852)      (50,852)
                                          -----      ---       --        ---    ----------   -------    ---------    ----------
Balance, December 31, 1996
  (Predecessor).......................      612        1       77          1       190,011    (6,393)     (83,049)      100,571
Issuance upon exercise of stock
  options.............................        1       --       --         --        21,143        --           --        21,143
Issuance upon exercise of Class B
  Warrants............................       --       --       --         --         2,476        --                      2,476
Issuance of stock for acquisitions....        1       --       --         --         9,522        --                      9,522
Payment from shareholder..............       --       --       --         --         1,000        --                      1,000
Dividends and accretion on preferred
  stock...............................       --       --       --         --       (38,510)       --                    (38,510)
Repurchase of common stock............       --       --       --         --            --      (130)                      (130)
Net loss..............................       --       --       --         --            --        --      (21,247)      (21,247)
                                          -----      ---       --        ---    ----------   -------    ---------    ----------
Balance, December 31, 1997
  (Predecessor).......................      614        1       77          1       185,642    (6,523)    (104,296)       74,825
Dividends and accretion on preferred
  stock...............................       --       --       --         --       (17,264)       --                    (17,264)
Settlement of Options and Warrants....       --       --       --         --        74,061        --           --        74,061
Spin-Off of SFX Entertainment.........       --       --       --         --        34,329        --           --        34,329
Other, principally shares issued
  pursuant to stock option plan.......       23       --       --         --        13,418        --                     13,418
Net loss..............................       --       --       --         --            --               (201,616)     (201,616)
                                          -----      ---       --        ---    ----------   -------    ---------    ----------
Balance at May 31, 1998
  (Predecessor).......................      637      $ 1       77        $ 1    $  290,186   $(6,523)   $(305,912)   $  (22,247)
                                          =====      ===       ==        ===    ==========   =======    =========    ==========
Balance at June 1, 1998 (Company).....    1,000      $ 1       --        $--    $1,287,948   $    --    $      --    $1,287,949
Issuance of common stock..............        6       --       --         --       314,510        --                    314,510
Capital contributions by Parent.......       --       --       --         --        11,509        --           --        11,509
Dividends and accretion on preferred
  stock...............................       --       --       --         --            --        --       (9,779)       (9,779)
Net income............................       --       --       --         --            --        --       10,361        10,361
                                          -----      ---       --        ---    ----------   -------    ---------    ----------
Balance at December 31, 1998
  (Company)...........................    1,006      $ 1       --        $--    $1,613,967   $    --    $     582    $1,614,550
                                          =====      ===       ==        ===    ==========   =======    =========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          PREDECESSOR                               COMPANY
                                                   ---------------------------------------------------------   ------------------
                                                      YEAR ENDED          YEAR ENDED       FIVE MONTHS ENDED   SEVEN MONTHS ENDED
                                                   DECEMBER 31, 1996   DECEMBER 31, 1997     MAY 31, 1998      DECEMBER 31, 1998
                                                   -----------------   -----------------   -----------------   ------------------
Operating Activities:
Net income (loss)................................      $ (50,852)          $ (21,247)          $(201,616)          $  10,361
Loss (income) from operations distributed to
  shareholders...................................             --              (3,814)             86,382                  --
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation...................................          5,972              10,955               4,919               5,637
  Amortization...................................         10,202              26,406              12,628              50,048
  Noncash interest...............................             --                  --                  --              (1,545)
  Noncash settlement of options and warrants.....             --                  --              74,061                  --
  Noncash portion of non-recurring and unusual
    charges......................................          9,878               4,712               4,497                  --
  Extraordinary loss on debt repayment...........         15,219                  --                  --                  --
  Loss on sale of radio station and other noncash
    items........................................          1,900                  --                  --                  --
  Deferred income taxes..........................           (710)                 --              22,195             (21,919)
Changes in assets and liabilities, net of amounts
  acquired:
    Accounts receivable..........................        (13,839)            (22,189)             (5,729)             16,850
    Prepaid and other assets.....................         (1,704)              2,599               4,238               2,478
    Accounts payable, accrued expenses and other
      liabilities................................         10,487               6,620             (24,279)            (22,276)
    Income taxes payable.........................             --                  --                  --             (60,578)
                                                       ---------           ---------           ---------           ---------
Cash provided by (used in) continuing
  operations.....................................        (13,447)              4,042             (22,704)            (20,944)
Cash from operating activities of SFX
  Entertainment..................................             --               1,005              10,988                  --
                                                       ---------           ---------           ---------           ---------
Net cash provided by (used in) operating
  activities.....................................        (13,447)              5,047             (11,716)            (20,944)
                                                       ---------           ---------           ---------           ---------
Investing activities:
  Purchase of stations and related businesses,
    net of cash
    acquired.....................................       (493,433)           (408,788)                 --            (239,022)
  Proceeds from sales of stations and other
    assets.......................................         56,943               1,836               4,692             109,091
  Deposits and other payments for pending
    acquisitions.................................        (30,799)             (3,594)                 --                  --
  Purchase of property and equipment.............         (3,224)            (12,409)             (5,179)            (11,911)
  Loans and advances to related parties..........             --              (2,800)                 --                  --
  Income tax liability indemnity payments........             --                  --                  --              92,968
  Other investing activities.....................             --                  --                (215)                184
                                                       ---------           ---------           ---------           ---------
Net cash used in investing activities............       (470,513)           (425,755)               (702)            (48,690)
  Cash used in investing activities of SFX
    Entertainment................................             --             (73,296)           (397,640)                 --
                                                       ---------           ---------           ---------           ---------
Net cash used in investing activities............       (470,513)           (499,051)           (398,342)            (48,690)
                                                       ---------           ---------           ---------           ---------
Financing activities:
  Payments on long-term debt and credit
    facilities...................................       (110,396)            (73,863)               (141)           (677,583)
  Additions to debt issuance costs...............        (19,505)             (3,006)                 --                  --
  Proceeds from issuance of long-term debt and
    credit
    facilities...................................        501,500             356,500                  --             572,955
  Proceeds from sales of preferred stock.........        143,445             215,258                  --                  --
  Redemption of preferred stock..................             --                  --                  --            (135,207)
  Purchase of treasury stock.....................         (6,393)               (130)                 --                  --
  Proceeds from issuance of common stock.........             --              24,619              17,177             314,510
  Preferred stock dividends......................         (4,983)            (23,487)             (2,459)             (9,507)
  Other..........................................         (1,000)             (1,000)                 --                  --
                                                       ---------           ---------           ---------           ---------
Net cash provided by financing activities........        502,668             494,891              14,577              65,168
Cash provided by (used in) financing activities
  of
  SFX Entertainment..............................             --                (823)            467,874                  --
                                                       ---------           ---------           ---------           ---------
Net cash provided by financing activities........        502,668             494,068             482,451              65,168
                                                       ---------           ---------           ---------           ---------
Net increase (decrease) in cash and
  equivalents....................................         18,708                  64              72,393              (4,466)
Cash and cash equivalents at beginning of
  period.........................................         11,893              30,601              24,686              15,857
Net (increase) decrease in cash of SFX
  Entertainment..................................             --              (5,979)            (81,222)                 --
                                                       ---------           ---------           ---------           ---------
Cash and cash equivalents at end of period.......      $  30,601           $  24,686           $  15,857           $  11,391
                                                       =========           =========           =========           =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- ORGANIZATION AND BUSINESS

     Capstar Communications, Inc. and Subsidiaries ("CCI" or "the Company") (formerly known as SFX Broadcasting, Inc. and Subsidiaries "SFX") is an indirect wholly-owned subsidiary of Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") which is indirectly wholly-owned by Capstar Broadcasting Corporation ("Capstar Broadcasting"). At December 31, 1998, the Company owned and operated 114 and programmed 3 radio stations throughout the United States. In addition, the Company owned eleven radio stations which were operated by third parties, ten of which were operated by Chancellor Media Corporation ("Chancellor Media").

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("SFX Parent"), acquired SFX Broadcasting, Inc., which has been renamed CCI. The acquisition was effected through the merger (the "SFX Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SFX Parent, with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by SFX Parent resulted in a change of control of SFX. As a result of the SFX Merger, SFX became an indirect wholly-owned subsidiary of Capstar Radio. The total consideration paid in the SFX Merger for all of the outstanding common equity interest was approximately $1,300,000, including direct costs of the acquisition.

     In connection with the SFX Merger and other related transactions, the Company (i) acquired and disposed of certain assets and stock as described in
Note 4 and (ii) borrowed approximately $441,400 in cash from Capstar Radio under a revolving credit note with Capstar Radio ("the Capstar Radio Note"). In connection with certain asset divestiture transactions occurring immediately after the SFX Merger, CCI incurred an income tax liability to Capstar Broadcasting of approximately $25,000. The Capstar Radio Note is a $1,400,000 revolving credit agreement with interest payable quarterly at an annual floating rate equal to the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto.

     On April 27, 1998, SFX distributed the net assets (the "Spin Off") of its live entertainment business ("SFX Entertainment") pro-rata to its stockholders and the holders of certain warrants, options and stock appreciation rights.

     The Company estimates that in connection with (i) the Spin-Off and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $88,000. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (Note 10), including any tax liability of CCI arising from such indemnification payments, which full indemnity payments are presently estimated to be approximately $93,000. On June 30, September 30, and December 31, 1998, respectively, CCI received approximately $52,500, $26,300 and $14,200 in cash from SFX Entertainment in payment of SFX Entertainment's estimated indemnity obligation.

     The operations of SFX Entertainment have been presented in the financial statements as discontinued operations pursuant to the Spin-Off. During the five month period ended May 31, 1998, revenue and loss from operations for SFX Entertainment were $122,700 and $5,307, respectively. Included in operating expenses is $2,420 of allocated corporate expenses. Additionally, interest expense relating to the debt that was distributed to the stockholders pursuant to the Spin-Off of $7,300 has been allocated to SFX Entertainment. Included in the loss from operations to be distributed to shareholders for the five months ended May 31, 1998 is income tax expense of $75,700, which includes $93,000 of current income tax expense offset by a tax benefit resulting from reduction of the Company's deferred tax asset valuation allowance. During the year ended December 31, 1997, revenue and income from operations for SFX Entertainment were $96,100 and $5,100, respectively. Included in operating expenses is $2,200 of allocated corporate expenses. Additionally, interest expense

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

relating to the debt to be distributed to the shareholders pursuant to the Spin-Off of $1,600 has been allocated to SFX Entertainment. The Company provided various administrative services to SFX Entertainment. It is the Company's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what SFX Entertainment would have incurred on a stand-alone basis.

     The Company accounted for the SFX Merger under the purchase method of accounting, following the accounting treatment in accordance with push-down accounting, whereby the Company recorded the purchase price allocation in its financial statements. For financial reporting purposes, the Company accounted for the transaction effective June 1, 1998. As of June 1, 1998, the Company made a preliminary allocation of the purchase price to the net assets required. The purchase price was allocated to assets and liabilities based on their respective fair values at June 1, 1998, as adjusted, as listed in the table below which represents the components of the opening balance sheet.

Cash........................................................  $   15,857
Accounts receivable.........................................      73,701
Other current assets........................................       2,693
Receivable from SFX Entertainment...........................      92,968
Receivable from Capstar Radio...............................       8,293
Land........................................................       7,248
Buildings and improvements..................................      14,337
Broadcasting equipment and other............................      68,252
FCC licenses................................................   3,193,074
Goodwill....................................................       1,670
Other assets................................................         222
Accounts payable............................................     (11,850)
Accrued expenses............................................     (13,342)
Payable to former national sales representative.............      (7,014)
Accrued interest............................................      (6,782)
Income taxes payable........................................     (95,718)
Long-term debt..............................................    (812,436)
Capital lease obligations...................................        (619)
Deferred income taxes.......................................    (959,000)
Redeemable preferred stock..................................    (283,605)
                                                              ----------
Shareholder's net equity....................................  $1,287,949
                                                              ==========

NOTE 2 -- CHANCELLOR MERGER AGREEMENT

     On August 26, 1998, Capstar Broadcasting and Chancellor Media, an affiliate of the Company, entered into an agreement to merge (the "Chancellor Merger") in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity. Under the merger agreement:

     - Chancellor Media will acquire Capstar Broadcasting in a reverse merger in which Capstar Broadcasting will be renamed Chancellor Media Corporation;

     - each share of Class A Common Stock and Class C Common Stock will represent 0.4955 shares of voting common stock in the combined entity;

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     - each share of Class B Common Stock will represent 0.4955 shares of nonvoting common stock of the combined entity;

     - each share of Chancellor Media common stock will represent one share of the combined entity; and

     - each share of Chancellor Media preferred stock will represent one share of preferred stock of the combined entity.

     The completion of the merger depends upon the satisfaction of a number of conditions. There can be no assurance that all of the conditions to the merger will be satisfied. Either company may waive compliance with the conditions at its discretion if permitted by law.

     On September 9, 1998, Capstar Broadcasting was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks Muse and the individual directors of Hicks Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Broadcasting as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Broadcasting because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Broadcasting. As Capstar Broadcasting is not a defendant in this action, Capstar Broadcasting has no obligation to appear or participate.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for investments in which it has a 50% or less and 20% or greater ownership interest under the equity method.

  Cash and Cash Equivalents.

     All highly liquid investments with a maturity at date of purchase of less than three months are classified as cash equivalents. The carrying amounts of cash and cash equivalents reported in the balance sheet approximate their fair values.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income.

     Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets.

  Intangible Assets

     FCC licenses and goodwill represent the excess of cost over the fair values of the identifiable tangible and other intangible net assets acquired. Other intangible assets comprise costs incurred for pending acquisitions, noncompete agreements and deferred financing costs. Pending acquisition costs are deferred and capitalized as

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. Deferred financing costs are amortized under the interest method over the life of the related debt.

     The Company periodically evaluates intangible and other long-lived assets for potential impairment in accordance with the provisions of Accounting Principles Board ("APB") Opinion 17, "Intangible Assets," and Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," by analyzing the operating results, future cash flows on an undiscounted basis, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impairment. At this time, in the opinion of management, no impairment has occurred.

  Exchange of Radio Stations

     The Company records the exchange of radio stations in accordance with APB Opinion No. 16, "Business Combinations". The net book value of the station given up is removed from the accounts and the station received is recorded at fair value, with any resulting gain or loss included in results of operations.

  Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Revenue Recognition

     Broadcasting operations derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announcements are broadcast.

  Barter Transactions

     The Company barters unsold advertising time for products and services. Such transactions are recorded at the estimated fair value of the products or services received or used. Barter revenue is recorded when commercials are broadcast and related expenses are recorded when the product or service is received or used. For the years ended December 31, 1996 and 1997 and the five month period ended May 31, 1998 and the seven month period ended December 31, 1998, the Company recorded barter revenue of $8,029, $11,995, $5,469 and $7,980, respectively, and expenses of $7,476, $11,281, $5,337 and $7,535, respectively.

  Uncertainties and Use of Estimates and Assumptions

     The radio broadcasting industry is subject to federal regulation by the Federal Communications Commission ("FCC"). These governmental regulations and policies could change over time and there can be no assurance that such changes would not have a material impact upon the Company.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's pending acquisition, exchange and merger agreements are subject to various governmental approvals, including the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the FCC under the Communications Act of 1934, as amended.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Local Marketing Agreements ("LMA")/Joint Sales Agreements ("JSA")

     From time to time, the Company enters into LMAs and JSAs with respect to radio stations owned by third parties including radio stations which it intends to acquire. Terms of the agreements generally require the Company to pay a monthly fee in exchange for the right to provide station programming and sell related advertising time in the case of an LMA or sell advertising in the case of a JSA. The agreements terminate upon the acquisition of the stations. It is the Company's policy to expense the fees as incurred as a component of operating income (loss). The Company accounts for payments received pursuant to LMAs of owned stations as net revenue to the extent that the payment received represents a reimbursement of the Company's ownership costs.

  Advertising Costs

     Advertising and promotional costs are expensed as incurred and approximated $5,068, $9,789, $7,141 and $12,618 for the years ended December 31 1996 and
1997, the five months ended May 31, 1998 and the seven months ended December 31, 1998, respectively.

  Intercompany Matters

     The Company is charged by its Parent for corporate services through a monthly corporate overhead allocation charge. Such charge is based on factors of direct usage and in the opinion of management, is reasonable and approximates what the Company would have incurred on a stand-alone basis.

     Subsequent to the SFX Merger, the Company's operating results are included in the consolidated federal income tax return of its parent. Tax provisions in the accompanying consolidated financial statements have been prepared on a stand-alone basis with any net current tax liability due to taxing authorities resulting from inclusion of the Company's activities in its parent's consolidated tax return being reflected as due to its parent under the Capstar Radio Note.

  Concentration of Credit Risk

     It is the Company's policy to place its cash with high credit quality financial institutions, which, at times, may exceed federally insured limits. Management believes that credit risk in these deposits is minimal and has not experienced any losses in such accounts.

     The Company's revenue and accounts receivable primarily relates to advertising of products and services within the radio stations' broadcast areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit losses have been within the management's expectations and adequate allowances for any uncollectable accounts receivables are maintained.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Segment Information

     In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position. The Company operates within a single radio broadcasting segment within the continental United States.

  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

  Reclassification

     Certain amounts in 1996 and 1997 have been reclassified to conform to the 1998 presentation.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

  1998 Radio Broadcasting Acquisitions and Dispositions

     On February 20, 1998, Capstar Broadcasting and Chancellor Media entered into an exchange agreement pursuant to which Chancellor Media would acquire stations KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, Texas, KODA-FM, KKRW-FM and KQUE-AM in Houston, Texas, KPLN-FM and KYXY-FM in San Diego, California, and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh, Pennsylvania (collectively, the "Chancellor Exchange Stations") for an aggregate purchase price of approximately $637.5 million in a series of purchases and exchanges over a three-year period. The Chancellor Exchange Stations were acquired by Capstar Broadcasting in connection with the acquisition of SFX Broadcasting, Inc. in May 1998. On May 29, 1998, as part of the SFX acquisition, Chancellor Media exchanged stations WAPE-FM and WFYV-FM in Jacksonville, Florida in exchange for station KODA-FM in Houston, Texas and cash placed with a qualified intermediary (discussed below). In the case of the remaining Chancellor Exchange Stations, Capstar Broadcasting will identify mid-sized radio stations for exchange with Chancellor Media. The purchase price for the remaining ten Chancellor Exchange Stations will be approximately $494.3 million. Capstar Broadcasting and Chancellor Media are currently assessing whether the terms of the exchange agreement will be modified upon consummation of the merger with Chancellor Media. During the pendency of the Chancellor Merger, the Company does not anticipate effecting any exchanges with Chancellor Media.

     Chancellor Media is providing services to the Chancellor Exchange Stations (other than KODA-FM) pursuant to separate LMAs until such stations are exchanged. Chancellor Media will retain the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. During 1998, the Company received approximately $28.8 million in LMA fees from Chancellor Media. The LMA fees will decrease as each Chancellor Exchange Station is exchanged.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In January 1998, the Company sold one radio station operating in Richmond, Virginia for $4.3 million.

     On May 21, 1998, SFX completed the acquisition of three radio stations (two FM and one AM) in the Nashville, Tennessee market from Sinclair Broadcasting Group for an aggregate purchase price of approximately $35,000 in cash. Cash for the purchase was provided by Capstar Radio.

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

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale of the assets of one FM radio station in the Daytona Beach, Florida market for consideration of approximately $11,500 in cash to Clear Channel Metroplex, Inc. and Clear Channel Metroplex Licensee, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale of the assets of four radio stations (three FM and one AM) in the Long Island, New York market for an aggregate sale price of $46,000 in cash to Cox Radio, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale of the assets of one FM radio station in the Houston, Texas market for $54,000 in cash to HBC Houston, Inc. and HBC Houston License Corporation. Pursuant to an agreement with Chancellor Media, the Company paid 50% of the sale proceeds in excess of $50,000, approximately $1,700 to Chancellor Media.

     On May 29, 1998, Capstar Radio sold all of the outstanding capital stock of Patterson Broadcasting, Inc. (the "Patterson Broadcasting Acquisition") (which then owned and operated or programmed 22 FM and 12 AM stations) to the Company. In addition, Pacific Star Communications, Inc., a wholly-owned subsidiary of Capstar Radio, sold radio stations KJSN-FM, KFIV-FM, KJAX-AM and KFRY-FM in the Modesto/ Stockton, California market to the Company. Total consideration for the foregoing purchases was approximately $223,000 in cash and approximately $11,500 due under the Capstar Radio Note. The Company funded the acquisition of Patterson Broadcasting, Inc., and certain stations of Pacific Star Communications, Inc. with proceeds from a loan by Bankers Trust Company, which loan was refinanced with borrowings under the Capstar Radio Note.

     For financial reporting purposes, the transaction in the preceding paragraph has been treated as a transaction between entities under common control. Accordingly, the assets and liabilities so acquired have been recorded by the Company at historical cost in a manner similar to that in pooling-of-interests accounting. The operating results of these businesses have been included in the Company's financial statements from the date of the Patterson Broadcasting Acquisition, the earliest date for which common control of both entities existed.

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

     On October 5, 1998, the Company's parent contributed one FM station in Albany, New York with a fair value and historical book value of $2.7 million to the Company.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  1997 Radio Broadcasting Acquisitions and Dispositions

     In August 1997, the Company acquired two radio stations operating in Pittsburgh, Pennsylvania and two radio stations in Milwaukee, Wisconsin for $35.0 million.

     In August 1997, the Company exchanged one radio station in Pittsburgh, Pennsylvania and $20.0 million in cash for one radio station in Charlotte, North Carolina. The Company operated the radio station in Charlotte, North Carolina pursuant to a local market agreement during July 1997.

     In July 1997, the Company acquired substantially all of the assets of four radio stations operating in Richmond, Virginia for approximately $46.5 million in cash, including payments made to buy out minority equity interests which the Company had originally agreed to provide to certain of the sellers.

     In April 1997, the Company acquired substantially all of the assets of three radio stations in Indianapolis, Indiana and in June 1997 the Company acquired substantially all of the assets of four stations in Pittsburgh, Pennsylvania from Secret Communications for a total purchase price of $255.0 million in cash.

     Also in April 1997, the Company sold one radio station operating in Little Rock, Arkansas to Triathlon Broadcasting Company, a related party. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit by the Company since 1996. No gain or loss was recorded on the transaction as the radio station was acquired in connection with the MMR Merger, as defined below.

     In March 1997, the Company acquired two radio stations operating in Houston, Texas, for a purchase price of approximately $43.0 million in cash, exclusive of certain additional contingent liabilities which may become payable. The acquisition increased the number of stations the Company owns in the Houston market to four.

     In March 1997, the Company exchanged one radio station operating in Washington D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like-kind assets. The contract for the sale of the Myrtle Beach stations was in place prior to the merger with Multi-Market Radio, Inc. ("MMR"). No gain or loss was recognized on the Myrtle Beach stations that were recently acquired in the MMR Merger, as defined below.

     Costs of $871 related to the reformatting of the Dallas stations was included in depreciation, amortization, duopoly integration costs and acquisition related costs in 1997.

     In February 1997, the Company purchased WWYZ-FM, operating in Hartford, Connecticut, for a purchase price of $25.9 million in cash. The acquisition increased the number of stations the Company owns in the Hartford market to five.

     In January 1997, the Company purchased one radio station operating in Albany, New York, for $1.0 million in cash.

  1996 Radio Broadcasting Acquisitions and Dispositions

     In December 1996, the Company acquired substantially all of the assets of WHSL-FM, operating in Greensboro, North Carolina, for a purchase price of $6.0 million in cash and exchanged radio station KRLD-AM, Dallas, Texas and the Texas State Networks for radio station KKRW-FM, Houston, Texas. The exchange was structured as a substantially tax free exchange of like kind assets. No gain or loss was recorded

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

on the exchange as the book values of KRLD-AM and the Texas State Networks approximated the fair value of the assets of KKRW-FM.

     In November 1996, the Company consummated its merger with MMR (the "MMR Merger"), pursuant to which it acquired MMR in exchange for 105 shares of Class A Common Stock, 13 shares of Class B Common Stock both valued at $526,381 per share and other equity securities with a total market value for all securities issued of approximately $71.5 million in cash. Concurrently with the consummation of the MMR Merger, the Company paid approximately $43.0 million in cash to satisfy outstanding indebtedness of MMR. MMR was organized in 1992 by the Company's executive chairman and another officer and director of the Company. The Company's executive chairman owned a substantial equity interest in MMR which was exchanged for Class B Common Stock of the Company upon the consummation of the MMR Merger. MMR owned and operated, provided programming to or sold advertising on behalf of thirteen FM stations and one AM station located in eight markets: New Haven, Connecticut; Hartford, Connecticut; Springfield/ Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little Rock, Arkansas. Prior to the MMR Merger, MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas (the "MMR Dispositions"). The Company also terminated a JSA with one station operating in Augusta, Georgia and its LMA with one station operating in Myrtle Beach, South Carolina in December 1996.

     In October 1996, the Company sold radio station KTCK-AM, Dallas, Texas for approximately $13.4 million in cash, net of certain sale expenses. The Company acquired the assets of KTCK-AM in Dallas, Texas in September 1995 from a third party for $8,633 in cash (including $133 in transaction costs) and $2,000 of 6% current coupon Series C Redeemable Preferred Stock (Note 9). The purchase agreement contains a provision for a contingent payment not to exceed $7,500 payable in 1998 if the Company's Dallas properties achieve certain ratings and financial goals. In 1996, the Company recorded a loss of $1.9 million on the disposition, based on its estimate of the ultimate resolution of the contingency. During 1997, the company paid $3,000 to the Seller in connection with this provision. During 1998, the Company paid $3,100 in final settlement of this provision.

     In July 1996, the Company acquired Liberty Broadcasting, Inc. for a purchase price of approximately $239.7 million in cash, including $10.4 million for working capital. Liberty Broadcasting Inc. was a privately-held radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of fourteen FM and six AM radio stations located in six markets: Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia.

     In July 1996, the Company sold three stations operating in the Washington, DC/Baltimore, Maryland market for $25.0 million. No gain or loss was recognized on the dispositions.

     In July 1996, the Company acquired from Prism Radio Partners, L.P. ("Prism"), substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas. In September 1996, the Company also acquired from Prism substantially all of the assets of three radio stations operating in Louisville, Kentucky (the "Louisville Stations"), upon renewal of the FCC licenses of such stations (collectively the "Prism Acquisition"). The total purchase price for the Prism Acquisition was approximately $105.3 million in cash. In October 1996, the Company sold the Louisville Stations for $18.5 million in cash. The Company recognized no gain or loss on the disposition.

     In July 1996, the Company acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi for a purchase price of approximately $3.2 million. In addition, in August 1996, the Company acquired

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson, Mississippi, for approximately $3.5 million in cash.

     In June 1996, the Company acquired substantially all of the assets of WROQ-FM, Greenville, South Carolina, for approximately $14.0 million in cash and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina for approximately $36.8 million in cash.

     In February 1996, the Company acquired radio stations WTDR-FM and WLYT-FM (formerly WEZC-FM), both operating in Charlotte, North Carolina, for an aggregate purchase price of $24.3 million in cash. Costs of $785 related to the integration and reformatting of the Charlotte stations were included in depreciation, amortization, duopoly integration costs and acquisition related costs in 1996.

     For financial statement purposes, all of the acquisitions described above, with the exception of the Patterson Broadcasting Acquisition, were accounted for using the purchase method of accounting, with the purchase price allocated to the assets acquired (principally intangible assets) and the liabilities assumed based on their estimated fair values at the dates of acquisition. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and are subject to final adjustment. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as FCC licenses and goodwill. The assets and liabilities of these acquisitions and the results of their operations and cash flows for the period from the date of acquisition are included in the accompanying consolidated financial statements. The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 1997 and 1998 as if the foregoing transactions for any given year and the subsequent year had occurred at the beginning of such year after giving effect to certain adjustments, including amortization of FCC licenses and goodwill and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                           1997       1998
                                                         --------   ---------
Net revenue (unaudited)................................  $340,818   $ 371,573
Loss from continuing operations (unaudited)............  $(22,491)  $ (67,248)
Net loss (unaudited)...................................  $(18,677)  $(153,630)

     Concert Promotion Acquisitions. During 1997 and 1998, the Company also acquired the following concert promotion companies, which were contributed to SFX Entertainment at the Spin-Off date.

     In January 1997, the Company purchased Delsener/Slater for an aggregate consideration of approximately $26.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years and $1.0 million to be paid, without interest, over ten years. The deferred payments are subject to acceleration in certain circumstances.

     In March 1997, Delsener/Slater consummated the acquisition of certain companies which collectively own and operate the Meadows for $900 in cash, 16 shares of SFX Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt.

     Also in March 1997, the Company, in partnership with Pavilion Partners, entered into a twenty-two year lease to operate the PNC Bank Arts Center, a 10,800 seat complex located in Holmdel, New Jersey. The lease also granted Pavilion Partners the right to expand the capacity to 17,500 prior to the 1998 season.

     In June 1997, the Company acquired Sunshine Promotions for $53.9 million in cash at closing, $2.0 million in cash payable over 5 years, 4 shares of Class A Common Stock issued and issuable over a two

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt. The assets to be acquired include Deer Creek Music Center, a 21,000 seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000 seat complex located in Columbus, Ohio and a 99 year lease to operate Murat Centre, a 2,700 seat theater and 2,200 seat ballroom, located in Indianapolis, Indiana.

     In February and March 1998, SFX Entertainment acquired the following live entertainment businesses.

     PACE Entertainment Corporation ("PACE"), one of the largest diversified producers and promoters of live entertainment in the United States, having what SFX Entertainment believes to be the largest distribution network in the United Sates in each of its music, theater and specialized motor sports businesses (the "PACE Acquisition"), for total consideration of approximately $156,056. In connection with the PACE Acquisition, SFX Entertainment acquired 100% of Pavilion Partners, a partnership that owns interest in 10 venues ("Pavilion"), through the PACE Acquisition and directly from PACE's various partners for $90,627, The Company has guaranteed the performance of SFX Entertainment's obligation to PACE until PACE is issued the SFX Entertainment stock it is entitled to under the acquisition agreement.

     The Contemporary Group, a fully-integrated live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101,402.

     The Network Magazine Group, a publisher of trade magazines for the radio broadcasting industry, and SJS Entertainment, an independent creator, producer and distributor of music-related radio programming, services and research which it exchanges with radio broadcasters for commercial air-time sold, in turn, to national network advertisers, for total consideration of approximately $66,784.

     BG Presents, one of the oldest promoters of, and owner-operators of venues for, live entertainment in the United States, and a leading promoter in the San Francisco Bay area, for total consideration of approximately $80,327.

     Concert/Southern Promotions, a promoter of live music events in the Atlanta, Georgia metropolitan, for total consideration of approximately $16,600.

     Westbury Music Fair, a theater located in Westbury, New York for aggregate consideration of $3.0 million in cash and an agreement to issue 75,019 shares of Class A Common Stock of SFX Entertainment.

     In order to facilitate certain concert promotion acquisitions, the Company and/or SFX Entertainment undertook the following financing activities.

     On February 11, 1998, SFX Entertainment completed the private placement of $350.0 million of 9 1/8% Senior Subordinated Notes (the "Notes") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year.

     On February 26, 1998, SFX Entertainment executed a Credit and Guarantee Agreement (the "Credit Agreement") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of SFX Entertainment, including a pledge of the outstanding stock of substantially all of its subsidiaries and guaranteed by all of SFX Entertainment's subsidiaries. On February 27, 1998, SFX Entertainment borrowed $150.0 million under the Term Loan. Together with the proceeds from the Notes, the proceeds from the Term Loan were used to finance the 1998 acquisitions discussed above.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method of accounting, with the purchase price allocated to the assets acquired (principally intangible assets) and the liabilities assumed based on their estimated fair values at the dates of acquisition. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and are subject to final adjustment. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The assets and liabilities of these acquisitions and the results of their operations and cash flows for the period from the date of acquisition are included in the accompanying consolidated financial statements.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                         DEPRECIABLE   PREDECESSOR   COMPANY
                                         DEPRECIATION       LIFE       -----------   --------
                                            METHOD         (YEARS)        1997         1998
                                         -------------   -----------   -----------   --------
Buildings and improvements.............  Straight-line    5-20          $ 18,295     $ 22,460
Broadcasting and other equipment.......  Straight-line    3-20            67,821       92,398
                                                                        --------     --------
                                                                          86,116      114,858
Accumulated depreciation and
  amortization.........................                                  (17,456)      (5,637)
                                                                        --------     --------
                                                                          68,660      109,221
Land...................................                                    6,169        8,942
                                                                        --------     --------
                                                                        $ 74,829     $118,163
                                                                        ========     ========

NOTE 6 -- INTANGIBLES

     Intangibles consists of the following:

                                                     AMORTIZABLE   PREDECESSOR    COMPANY
                                    AMORTIZATION        LIFE       -----------   ----------
                                       METHOD          (YEARS)        1997          1998
                                   ---------------   -----------   -----------   ----------
FCC licenses.....................   Straight-line      40          $  913,887    $3,360,522
Goodwill.........................   Straight-line      40             131,601         2,372
Deferred financing costs.........  Interest Method     --              22,250            --
Other............................   Straight-line      3-5              5,406         1,915
                                                                   ----------    ----------
                                                                    1,073,144     3,364,809
Less accumulated amortization....                                     (39,580)      (50,116)
                                                                   ----------    ----------
                                                                    1,033,564     3,314,693
Pending acquisition costs........                                       5,830         8,793
                                                                   ----------    ----------
                                                                   $1,039,394    $3,323,486
                                                                   ==========    ==========

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- LONG-TERM DEBT

     Long-Term Debt consists of the following:

                                                        PREDECESSOR    COMPANY
                                                        -----------   ---------
                                                           1997         1998
                                                        -----------   ---------
Capstar Radio Note....................................   $     --     $ 372,703
10 3/4% Senior subordinated notes.....................    450,000       323,473
11 3/8% Senior subordinated notes.....................        566           566
Senior credit facility................................    313,000            --
Capital lease obligations and other notes payable at
  various interest rates..............................      1,136         1,847
                                                         --------     ---------
                                                          764,702       698,589
Less: current portion.................................       (610)     (372,903)
                                                         --------     ---------
                                                         $764,092     $ 325,686
                                                         ========     =========

     The aggregate contractual maturities of long-term debt for the years ending December 31 are as follows: 1999 -- $372,903; 2000 -- $1,169; 2001 -- $378;
2002 -- $353; 2003 -- $313; thereafter -- $323,473.

     The Capstar Radio Note is a $1,400,000 revolving credit agreement with Capstar Radio, due on demand, with interest payable quarterly at an annual floating rate equal to the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto (7.7% at December 31, 1998).

     Incidental to the SFX Merger, the Company repaid its senior credit facility. No amounts are available under this facility.

     On July 3, 1998, pursuant to the terms of the indenture governing the Company's 10 3/4% Senior Subordinated Notes due 2006, the Company redeemed $154,000 aggregate principal amount of the 10 3/4% senior subordinated notes for an aggregate purchase price of $172,800 including a $16,600 redemption premium and $2,200 of accrued interest. (The carrying value of the 10 3/4% senior subordinated notes approximated their fair value at the date of redemption).

     The SFX Merger resulted in a change of control under the indentures governing the 10 3/4% senior subordinated notes and the Company's 11 3/8% Senior Subordinated Notes due 2000 (in which case the Company is required to offer to repurchase all outstanding notes at a specified price). Pursuant to change of control offers to acquire all of the outstanding 10 3/4% senior subordinated notes and 11 3/8% senior subordinated notes, each of which commenced on June 8, 1998, the Company purchased on July 10, 1998 $1,866 aggregate principal amount of the 10 3/4% senior subordinated notes for an aggregate purchase price of $1,915, including an $18 purchase premium and $31 of accrued interest (The carrying value of the 10 3/4% senior subordinated notes approximated their fair value at the date of redemption). No 11 3/8% senior subordinated notes were tendered for repurchase.

     To fund these purchases, Capstar Radio contributed $314,510 in cash to the Company in exchange for stock of the Company.

     To facilitate the Spin-Off, SFX Entertainment's 1998 acquisitions and its financing thereof, the Company sought and obtained consents from the holders of the 10 3/4% senior subordinated notes, holders of the 11 3/8% senior subordinated notes and the holders of the Company's 12 5/8% Series E Cumulative Exchangeable Preferred Stock. In connection with these consents, the Company modified certain covenants. Fees and

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

expenses of approximately $18,000 were incurred by the Company in connection with the consent solicitations and were reimbursed by SFX Entertainment. Such charges are included in non-recurring and unusual charges.

     In May 1996, the Company completed the placement of $450.0 million in aggregate principal amount of its 10 3/4% senior subordinated notes (the "Note Offering"). Interest is payable semi-annually on May 15 and November 15. The notes are uncollateralized obligations of the Company and are subordinate to all senior debt of the Company. The Company incurred issuance costs totaling $15.3 million related to the Note Offering which were recorded as deferred financing costs. The effective interest rate on the notes is approximately 9.1% after giving effect to revaluation at June 1, 1998.

     Concurrently with the closings of the Note Offering, the Company completed a tender offer (the "Tender Offer") and related consent solicitation with respect to its 11 3/8% senior subordinated notes. SFX repurchased approximately $79.4 million in principal amount of the $80.0 million in principal amount of the 11 3/8% senior subordinated notes outstanding in the Tender Offer. The Company also entered into a supplemental indenture amending the terms of the indenture pursuant to which the remaining 113/8% senior subordinated notes were issued.

     In March 1995, the Company entered into a $50.0 million senior credit facility (the "Old Credit Facility"). On May 31, 1996 all amounts outstanding under the Old Credit Facility were repaid.

     In connection with the repurchase of the 11 3/8% senior subordinated notes and the repayment of the Old Credit Facility, the Company recorded an extraordinary loss on debt retirement of approximately $15.2 million to reflect the cost of prepayment premiums and the write-off of debt issuance costs.

     The 10 3/4% CCI Notes indenture contains restrictive provisions that, among other things, limit the ability of CCI to incur additional indebtedness, pay dividends or make certain other restricted payments, or merge or consolidate with or sell all or substantially all of their assets to any other person. Substantially, all of the assets of CCI are restricted.

     The Company's 10 3/4% senior subordinated notes and 11 3/8% senior subordinated notes are guaranteed by every direct and indirect subsidiary of the Company. There are no non-guarantor subsidiaries. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly-owned. The Company is a holding company with no assets, liabilities or operations other than its investment in its subsidiaries.

NOTE 8 -- SHAREHOLDER'S EQUITY

  Common Stock

     In connection with the SFX Merger, the Company amended its charter to provide for 10,210,000 shares of authorized stock consisting of 200,000 shares of Class A Common Stock and 10,010,000 shares of preferred stock, par value $0.01. Upon the filing of the new amendment all existing outstanding common shares were immediately converted to .000064592 new Class A common shares. All share information included in the accompanying consolidated financial statements and notes thereto (with the exception of authorized shares) has been retroactively adjusted to reflect the reverse split.

     In May 1996, 2 shares of Class A Common Stock and 9 shares of Class B Common Stock were repurchased from the Company's former President. In July 1997, the Company repurchased .2 shares of Class A Common for $111. In addition, in September 1997, the Company repurchased .03 shares of Class A Common Stock for $19.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Stock Options

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to employees" and related interpretations in accounting for its employee stock options, as opposed to the fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation."

     Under stock option plans adopted annually since 1993, stock options to acquire Class A Common were granted to certain officers, key employees and other key individuals who performed services for the Company. Options granted under these plans were generally granted at option prices equal to the fair market value of the Class A Common Stock on the date of grant. As such, under APB Opinion No. 25, no expense was recorded in the statement of operations. Terms of the options, determined by the Company, provided that the maximum term of each options shall not exceed ten years and the options become fully exercisable within five years of continued employment with the exception of certain options granted to executives which were fully vested upon issuance.

     Capstar Radio purchased and settled all outstanding options and warrants of SFX resulting in SFX recording approximately $74,000 in expense and a corresponding credit to paid-in capital.

     The table below does not include the options issued in the MMR acquisition.

                                            1996                1997                1998
                                      -----------------   -----------------   -----------------
Options outstanding at beginning of
  year..............................        48.31               58.78               39.01
Option price........................  $201,263-$328,988   $201,263-$522,511   $201,263-$445,102
Options granted.....................        22.54               27.13                --
Options price.......................  $421,879-$522,511       $433,490               --
Options exercised...................         --                 46.90               9.91
Option price........................         --           $201,263-$522,511   $201,263-$445,102
Options repurchased or settled......        12.08                --                 29.10
Option price........................  $201,263-$328,988          --           $201,263-$445,102
Options expired or canceled.........         --                  --                  --
Options outstanding at end of
  year..............................        58.78               39.01                --
Option price........................  $201,263-$522,511   $201,263-$445,102          --
Options exercisable at end of
  year..............................        29.79               28.40                --

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 -- REDEEMABLE PREFERRED STOCK

     Preferred stock consists of the following:

                                                              PREDECESSOR   COMPANY
                                                              -----------   --------
                                                                 1997         1998
                                                              -----------   --------
Preferred Stock of the Company, $.01 par value, 10,010,000
  shares authorized:
Series C Redeemable, 2,000 shares issued and outstanding in
  1997, including accreted dividends of $197................   $  1,730     $     --
Series D Cumulative Convertible Exchangeable Preferred
  Stock, 2,990,000 shares issued and outstanding in 1997,
  including accreted issuance costs of $878.................    145,149           --
Series E Cumulative Exchangeable Preferred Stock, 2,250,000
  and 1,266,176 shares issued and 2,250,000 and 1,266,176
  shares outstanding in 1997 and 1998, respectively, net of
  issuance costs, includes accreted issuance costs of $951
  in 1997...................................................    228,917      148,669
                                                               --------     --------
                                                               $375,796     $148,669
                                                               ========     ========

     The Series C Redeemable Preferred Stock and Series D Cumulative Convertible Exchangeable Preferred Stock were redeemed coincidental with the SFX Merger.

     The shares of Series E Cumulative Exchangeable Preferred Stock (the "Series E Preferred Stock") receive cumulative dividends equal to the rate of 12 5/8% per annum which are paid by the Company on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. Subject to certain conditions, the shares of Series E Preferred Stock are exchangeable in whole or in part, on a pro rata basis, at the option of the Company, on any dividend payment date, for the Company's
12 5/8% Senior Subordinated Exchangeable Debentures due 2006 ("CCI Exchange Notes"), provided that immediately after giving effect to any partial exchange, there shall be outstanding Series E Preferred Stock with an aggregate liquidation preference of not less than $50,000 and not less than $50,000 in aggregate principal amount of CCI Exchange Notes. The Company is required, subject to certain conditions, to redeem all of the Series E Preferred Stock outstanding on October 31, 2006.

     On July 3, 1998, pursuant to the terms of the certificate of designation that governs the Series E Preferred Stock (the "CCI Certificate of Designation"), the Company redeemed $119,600 aggregate liquidation preference, or 1,196,011 shares, of the Series E Preferred stock for an aggregate purchase price of $141,700, including a $15,100 redemption premium and $7,000 of accrued dividends. (The carrying value of the Series E Preferred Stock approximated its fair value at the date of redemption).

     The SFX Merger resulted in a change of control under the CCI Certificate of Designation (in which case the Company is required to offer to repurchase all outstanding shares at a specified price). Pursuant to change of control offers to acquire all of the outstanding Series E Preferred Stock, which commenced on June 8, 1998, the Company purchased on July 10, 1998 $500 aggregate liquidation preference, or 5,004 shares, of the Series E Preferred Stock for an aggregate purchase price of $536, including a $5 purchase premium and $31 of accrued dividends.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     To fund these purchases, Capstar Radio contributed $314,510 in cash to the Company in exchange for stock of the Company.

     The CCI Certificate of Designation contains restrictive provisions that, among other things, limit the ability of CCI to incur additional indebtedness, pay dividends or make certain other restricted payments, or merge or consolidate with or sell all or substantially all of their assets to any other person. Substantially all of the CCI assets are restricted.

NOTE 10 -- INCOME TAXES

     The provisions for income taxes for the years ended December 31, 1996 and 1997 and the five and seven month periods ended May 31, 1998 and December 31, 1998, respectively are summarized as follows:

                                                        PREDECESSOR                    COMPANY
                                             ----------------------------------   ------------------
                                                              FIVE MONTHS ENDED   SEVEN MONTHS ENDED
                                                                   MAY 31,           DECEMBER 31,
                                              1996    1997          1998                 1998
                                             ------   -----   -----------------   ------------------
Current
  Federal..................................  $   --   $  --         $  --              $ 24,896
  State....................................   1,190     990           310                 4,000
                                             ------   -----         -----              --------
                                              1,190     990           310                28,896
                                             ------   -----         -----              --------
Deferred
  Federal..................................      --      --            --               (19,323)
  State....................................    (710)   (180)         (100)               (2,596)
                                             ------   -----         -----              --------
                                               (710)   (180)         (100)              (21,919)
                                             ------   -----         -----              --------
                                             $  480   $ 810         $ 210              $  6,977
                                             ======   =====         =====              ========

     Prior to the SFX Merger, the Company filed a consolidated tax return for federal income tax purposes. Subsequent to the SFX Merger, the Company is included in the consolidated federal income tax return of its parent. As a result of current losses, the benefit for which realization was not reasonably assured, no federal tax provision was recorded for the years ended December 31, 1996 and 1997. The current income tax expense recorded during 1996, 1997 and 1998 is a result of current state and local income taxes in certain states where subsidiaries file separate tax returns and state and federal income tax expense for the seven months ended December 31, 1998 resulting primarily from taxable gains on asset sales.

     At December 31, 1998, the Company had total net operating loss carryforwards of approximately $21,300 that will expire from 2007 through 2013, which all result from net operating losses of acquired subsidiaries. The acquired net operating losses are SRLY to the acquired subsidiaries that generated the losses. Management considers that it is more likely than not that a portion of these loss carryforwards will not ultimately be realized, and has recorded a related valuation allowance as of December 31, 1998.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows:

                                                              PREDECESSOR     COMPANY
                                                              -----------   -----------
                                                                 1997          1998
                                                              -----------   -----------
Deferred tax assets:
Accounts receivable.........................................   $     860    $     1,776
Net operating loss carryforwards............................      23,965          8,123
Unamortized discount on long term debt......................          --         11,719
Management service contract.................................       2,356             --
Other reserves..............................................         113             --
National sales representative contract settlement...........       8,740             --
Accrued bonuses and other compensation......................       1,563             --
                                                               ---------    -----------
Total deferred tax assets...................................      37,597         21,618
Valuation allowance.........................................     (21,876)        (2,856)
                                                               ---------    -----------
          Net deferred tax assets...........................      15,721         18,762
Deferred tax liabilities:
Property and equipment and intangible asset basis
  differences and related depreciation and amortization.....    (118,402)    (1,027,147)
                                                               ---------    -----------
          Total deferred tax liabilities....................    (118,402)    (1,027,147)
                                                               ---------    -----------
          Net deferred tax liabilities......................   $(102,681)   $(1,008,385)
                                                               =========    ===========

     The 1996, 1997 and 1998 effective tax rates varied from the statutory federal income tax rate as follows:

                                                       PREDECESSOR                      COMPANY
                                         ---------------------------------------   ------------------
                                                               FIVE MONTHS ENDED   SEVEN MONTHS ENDED
                                           1996       1997       MAY 31, 1998      DECEMBER 31, 1998
                                         --------   --------   -----------------   ------------------
Income taxes at the statutory rate....   $(16,924)  $ (8,488)      $(40,258)             $6,068
Effect of non-recurring and unusual
  charges.............................      6,875      6,781         11,325                  --
Valuation allowance...................      9,859     13,977             --                  --
Effect of nondeductible amortization
  of intangibles......................        264        295             --                  --
Options and warrants..................         --    (12,380)        10,628                  --
Utilization of net operating losses
  through Spin-Off....................         --         --         18,450                  --
State and local income taxes (net of
  federal benefit)....................        317        535             65                 913
Other.................................         89         90             --                  (4)
                                         --------   --------       --------              ------
          Total.......................   $    480   $    810       $    210              $6,977
                                         ========   ========       ========              ======

     In connection with the Spin-Off of SFX Entertainment (Note 1), the Company entered into a tax sharing agreement with SFX Entertainment. Under the tax sharing agreement, the parties have agreed to indemnify each other for any net tax consequences resulting from inclusion of SFX Entertainment's tax attributes in the consolidated federal income tax returns of the Company including any tax liability to the Company resulting from the Spin-Off of SFX Entertainment (Note
1). The term of the tax sharing

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

agreement is indefinite and includes provisions which consider the consequences to the parties of future adjustments to tax liabilities, if any, which may be required by taxing authorities related to past tax filings.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX Merger to the holders of SFX's Class A common stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the SFX Merger or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, SFX has agreed not to seek an amendment to the merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX Merger in order to offset SFX Entertainment's indemnity obligations. The Settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950, including all fees and expenses as approved by the court. The Settlement is conditioned on the completion of the confirmatory discovery and approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership ("Noddings") filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against CCI. Noddings alleges that CCI breached a Warrant Agreement that Noddings contends requires CCI to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that CCI has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of the stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the court (i) declare that on the exercise of its warrants CCI transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant, (ii) require CCI to pay 0.2983 shares of common stock of SFX Entertainment per warrant and (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998, (iii) in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and (iv) award costs and attorney's fees.

     In March 1999, the court issued an opinion dismissing two of Nodding's counts and granting summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment stock per warrant. Capstar Communication intends to continue to defend this action through a motion for reargument and if necessary an appeal.

     The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

     The Company has entered into various operating leases, broadcast rights agreements and employment agreements. Total rent expense was $2,903, $5,403, $2,251 and $2,442 for the years ended December 31, 1996 and 1997, the five months ended May 31, 1998 and the seven months ended December 31, 1998, respectively. The Company has historically entered into employment agreements with certain officers and other key employees. Expenses under the contracts approximated $19,748 for the year ended December 31, 1997 and $8,228 for the five months ended May 31, 1998.

     Future aggregate minimum payments under noncancelable operating leases including broadcast rights agreements with initial terms of one year or more are as follows as of December 31, 1998:

1999........................................................  $10,857
2000........................................................    8,341
2001........................................................    5,394
2002........................................................    4,698
2003........................................................    3,560
2004 and thereafter.........................................   10,503

NOTE 12 -- RELATED PARTY TRANSACTIONS

  Chancellor Media Transactions

     Beginning in 1998, the Company retained Katz Media Group, Inc. ("Katz") as its media representative to sell national spot advertising air time. Katz is a wholly owned subsidiary of Chancellor Media. For the five months ended May 31, 1998 and the seven months ended December 31, 1998, the Company incurred $1.6 million and $2.3 million, respectively, for media representation services from Katz.

     Beginning in 1998, the Company broadcasts advertising over the Company's portfolio of stations from the AMFM Radio Networks. The AMFM Radio Networks are owned and operated by Chancellor Media. For the seven months ended December 31, 1998, the Company recorded $2.1 million in revenue relating to the AMFM Radio Networks.

     As stated in Note 4, in 1998, the Company began earning LMA revenue from Chancellor Media under the Chancellor Exchange Agreement. For the seven months ended December 31, 1998, the Company earned LMA fees of approximately $28,800 from the Chancellor Exchange Stations.

     Prior to April 1996, SCMC, where Robert F.X. Sillerman, the Company's former Executive Chairman, serves as Chairman of the Board of Directors and Chief Executive Officer, had been engaged by the Company from time to time for advisory services with respect to specific transactions. In April 1996, the Company and SCMC entered into the SCMC Termination Agreement, pursuant to which SCMC assigned to the Company its rights to provide services to, and receive fees payable by each of, MMR and Triathlon in respect of such consulting and marketing services to be performed on behalf of such companies, except for fees related to certain transactions pending at the date of such agreement. In addition, the Company and SCMC terminated the arrangement pursuant to which SCMC performed financial consulting services for the Company. Upon consummation of the MMR Merger, SCMC's agreement with MMR was terminated. Prior to consummation of the MMR Merger, MMR paid an annual fee of $500 to SCMC and Triathlon paid SCMC an annual fee of $300 (which increased to $500 effective January 1, 1997). In addition, Triathlon has agreed to advance to SCMC an amount of $500 per year in connection with transaction-related services to be rendered by SCMC. However, if the agreement between SCMC and Triathlon is terminated or if an unaffiliated person acquires a majority of the capital stock of Triathlon the unearned fees must be repaid. Pursuant to the SCMC

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Termination Agreement, the Company has agreed to continue to provide consulting and marketing services to Triathlon until the expiration of their agreement on June 1, 2005, and not to perform any consulting or investment banking services for any person or entity other than Triathlon in the radio broadcasting industry or in any business which uses technology for the audio transmission of information or entertainment. Pursuant to the SFX Merger, the Company transferred the Triathlon consulting contract to SFX Entertainment. In consideration of the foregoing agreements, the Company issued to SCMC warrants to purchase up to 39 shares of Class A Common Stock at an exercise price, subject to adjustment, of $522,511 per share (the market price at the time the financial consulting arrangement was terminated). The Company also forgave a $2.0 million loan made by the Company to SCMC, plus accrued and unpaid interest thereon. Pursuant to such agreement, the former Chairman agreed with the Company that he would supervise, subject to the direction of the Board of Directors, the performance of the financial consulting and other services previously performed by SCMC for the Company. During 1996, the Company received fees of $292 from MMR and $511 from Triathlon. During 1997, the Company received fees of $1,794 from Triathlon. In connection with this agreement, the Company had a $44 receivable from Triathlon at December 31, 1997.

     In 1996, the Company paid to SCMC advisory fees of $4,000 in connection with the Liberty acquisition, the Prism acquisition, the Greenville acquisition, the Jackson acquisitions, the Greensboro acquisition and the Raleigh-Greensboro acquisition. In addition, the Company paid SCMC, on behalf of MMR, a non-refundable fee of $2,000 for investment banking services provided to MMR in connection with the MMR Merger.

     Prior to June 1996, the Company held a non-recourse note receivable from the Company's former President in the amount of $2,000 which was secured by 9 shares of Class B Common Stock. The note bore interest at 6% per annum. Interest income of $60 was accrued in 1996 on the loan. The loan and interest accrued were forgiven in June 1996 pursuant to an agreement with the former President and are included in non-recurring and unusual charges.

     During the last quarter of 1996, the Company consolidated all of its corporate office functions in New York. Prior to such time, the Company had an agreement with the Company's former Chairman related to the maintenance of the Company's New York Office whereby the Company reimbursed SCMC for certain office expenses and salaries for certain employees of SCMC who provided services on behalf of the Company. In addition certain of the Company's employees performed certain services for other entities affiliated with SCMC. In connection with SCMC Termination Agreement and the consolidation of the Company's Corporate Office in New York, SCMC employees who provided services on behalf of the Company became employees of the Company. Total reimbursements paid to SCMC for office expenses and salaries totaled approximately $1,082 for the year ended December 31, 1996. The reimbursements paid to SCMC in 1996 included $292 and $261 of fees paid by MMR and Triathlon, respectively, directly to SCMC following the effective date of the SCMC Termination Agreement. The timing of these payments during the year were such that the Company had advanced amounts to SCMC of up to $230 during the period.

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

     The Company's former Executive Vice President, General Counsel and Director is Of Counsel to the law firm of Baker & McKenzie. Baker & McKenzie served as counsel to the Company in certain matters up to the date of the SFX Merger. Baker & McKenzie compensates the executive based, in part, on the fees it receives from providing legal services to the Company and other clients originated by the executive. The Company paid Baker & McKenzie $4,886, $6,813 and $3,915 for legal services during 1996, 1997 and the five months ended May 31, 1998, respectively.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amount at December 31, 1997 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                 PREDECESSOR             COMPANY
                                             -------------------   -------------------
                                                    1997                  1998
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              VALUE      VALUE      VALUE      VALUE
                                             --------   --------   --------   --------
Long-term debt -- Senior Subordinated
  Notes....................................  $450,566   $493,313   $324,039   $355,733
Redeemable preferred stock.................   375,796    521,620    148,669    152,891

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash, short-term debt and accounts receivable and payable: the carrying amount approximates fair value because of the short maturity of these instruments.

          Long-term debt: The fair value of the Company's senior subordinated notes is based on quoted market prices. As amounts outstanding under the Company's Capstar Radio Note bear interest at current market rates, their carrying amounts approximate fair market value.

          Redeemable preferred stock: The fair value is estimated based on quoted market prices.

NOTE 14 -- NON-RECURRING AND UNUSUAL CHARGES, INCLUDING ADJUSTMENTS TO BROADCAST RIGHTS AGREEMENT

     The Company recorded non-recurring and unusual charges of $35,318 in the five months ended May 31, 1998 which consisted primarily of (i) $5,554 of compensation expense related to bonuses and options issued, (ii) $1,420 relating to the settlement of lawsuits, (iii) $489 relating to the increase in value of certain Stock Appreciation Rights, (iv) $16,600 relating to the consent solicitations from the holders of its Senior Subordinated Notes due 2006 and the holders of its Series E Preferred Stock in connection with the Spin-Off, (v) $6,255 of expenses, primarily legal, accounting and regulatory fees associated with the SFX Merger and the consent solicitations in connection with the Spin-Off and (vi) $5,000 related to a brokers contract due upon a change in control.

     The Company recorded non-recurring and unusual charges related to the SFX Merger and the Spin-Off of SFX Entertainment of $20,174 in 1997 which consisted primarily of (i) $12,140 related to bonuses paid to officers of the Company (ii) a write-off of a $2,500 loan made to the Company's then Executive Chairman (iii) $1,713 relating to an increase in value of certain Stock Appreciation Rights and
(iv) $3,821 of other expenses, primarily legal, accounting and regulatory fees.

     The Company recorded non-recurring and unusual charges of $28,994 in 1996 which consisted primarily of (i) payments in excess of the fair value of stock repurchased totaling $12,461 to the company's former President and the write-off by the Company of $2,330 relating to a loan and accrued interest to the Company's former President, (ii) $5,586 related to the SCMC Termination Agreement (Note 12), (iii) $4,575 for the repurchase of options and rights to receive options held by the former Chief Operating Officer and (iv) a charge of $1,600 related to the termination of the Company's contractual four-year broadcast rights of Texas Rangers baseball and an adjustment in the value of the contract for the 1996 season.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15 -- DEFINED CONTRIBUTION PLAN

     The Company participates in a 401(k) defined contribution plan in which most of its employees were eligible to participate. The Plan presently provides for discretionary employer contributions. The Company made contributions of approximately $672 in 1998. The Company made no contributions in 1996 or 1997.

NOTE 16 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              PREDECESSOR               COMPANY
                                                    -------------------------------   ------------
                                                                        FIVE MONTHS   SEVEN MONTHS
                                                                           ENDED         ENDED
                                                                          MAY 31,     DECEMBER 31,
                                                     1996      1997        1998           1998
                                                    -------   -------   -----------   ------------
Cash paid during the year for:
  Interest........................................  $30,898   $65,184     $30,760       $40,397
  Income taxes....................................  $    81   $ 1,059     $ 1,200       $89,625

     Supplemental schedule of noncash investing and financing activities:

          During 1998, the Company's parent contributed certain radio stations and rights to the Company with an aggregate historical book value and fair value of approximately $11,509.

          Issuance of equity securities, including deferred equity security issuance, and assumption of debt in connection with certain acquisitions (Note 4)

          Agreements to pay future cash consideration in connection with certain acquisitions (Note 4)

          Exchange of radio stations (Note 4)

          Issuance of warrants in connection with SCMC termination agreement (Note 12).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Capstar Communications, Inc.

     Our report on the consolidated financial statements of Capstar Communications, Inc. and Subsidiaries is included in this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule of Capstar Communications, Inc. and Subsidiaries herein.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas
February 26, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         ADDITIONS
                                           BALANCE AT    CHARGED TO
                                          BEGINNING OF   COSTS AND                                BALANCE AT END
DESCRIPTION                                  PERIOD       EXPENSES    DEDUCTIONS   ACQUISITIONS     OF PERIOD
-----------                               ------------   ----------   ----------   ------------   --------------
Allowance for doubtful accounts:
Year ended December 31, 1996............     $  922        $  922       $  528        $  304          $1,620
Year ended December 31, 1997............      1,620         2,331        3,164         1,477           2,264
Five months ended May 31, 1998..........      2,264           793          837            --           2,220
Seven months ended December 31, 1998....      2,220         1,142        1,598         2,747           4,511

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1.1          -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media, Capstar Broadcasting and CBC
                            Acquisition Company, Inc.(1)
          2.1.2          -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media, Capstar Broadcasting Partners, L.P., Thomas O.
                            Hicks and Steven R. Hicks.(1)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            Capstar Communications.*
          3.2            -- By-laws of Capstar Communications.(25)
          4.5.1          -- Certificate of Designation of the Powers, Preferences and
                            Relative, Participating, Optional and Other Special
                            Rights of Preferred Stock and Qualifications, Limitations
                            and Restrictions Thereof of 12 5/8% Series E Cumulative
                            Exchangeable Preferred Stock of SFX Broadcasting, Inc.
                            ("SFX"), due October 31, 2006 ("SFX Certificate of
                            Designation").(6)
          4.5.2          -- Certificate of Amendment to SFX Certificate of
                            Designation.(7)
          4.6            -- Indenture, governing SFX's 12 5/8% Subordinated Exchange
                            Debentures due 2006.(8)
          4.7.1          -- Indenture, dated May 31, 1996, between SFX, the
                            guarantors named therein and Chemical Bank, governing
                            SFX's 10 3/4% Senior Subordinated Notes due 2006 (the
                            "10 3/4% SFX Notes Indenture").(9)
          4.7.2          -- First Supplement to 10 3/4% SFX Notes Indenture.(8)
          4.7.3          -- Second Supplement to 10 3/4% SFX Notes Indenture.(8)
          4.7.4          -- Third Supplement to 10 3/4% SFX Notes Indenture.(8)
          4.7.5          -- Fourth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.6          -- Fifth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.7          -- Sixth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.8          -- Seventh Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.9          -- Eighth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.10         -- Ninth Supplement to 10 3/4% SFX Notes Indenture.(2)
          4.7.11         -- Tenth Supplement to 10 3/4% SFX Notes Indenture.(10)
          4.8.1          -- Indenture, dated October 7, 1993, between SFX and
                            Chemical Bank, as trustee, governing SFX's 11 3/8% Senior
                            Subordinated Notes due 2000 (the "11 3/8% SFX
                            Indenture").(11)
          4.8.2          -- First Supplement to 11 3/8% SFX Indenture.(9)
         10.1.1          -- Credit Agreement, dated May 29, 1998, among Capstar
                            Radio, Capstar Partners, Capstar Broadcasting and the
                            financial institutions party thereto.(12)
         10.1.2          -- First Amendment to Credit Agreement.(26)
         10.2            -- Financial Advisory Agreement, dated as of July 1, 1997, between Capstar Broadcasting and Hicks, Muse & Co.
                            Partners, L.P. ("HMCo").(5)
         10.3            -- Financial Advisory Agreement, dated as of October 16,
                            1996, between Capstar Partners and HMCo.(3)
         10.4            -- Monitoring and Oversight Agreement, dated as of July 1,
                            1997, between Capstar Broadcasting and HMCo.(5)
         10.5            -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996 between Capstar Partners and HMCo.(3)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.6            -- Form of Indemnification Agreement between Capstar
                            Broadcasting and each of its directors and officers.(5)+
         10.7.1          -- Employment Agreement, dated February 14, 1997, between
                            Capstar Partners and R. Steven Hicks.(3)+
         10.7.2          -- First Amendment to Employment Agreement, effective July
                            1, 1997, between R. Steven Hicks, Capstar Partners, and
                            Capstar Broadcasting.(13)+
         10.7.3          -- Second Amendment to Employment Agreement.(26)+
         10.8            -- Employment Agreement, dated July 1, 1997, between Capstar
                            Broadcasting and Paul D. Stone.(5)+
         10.8.2          -- First Amendment to Employment Agreement.(26)+
         10.9            -- Employment Agreement dated July 1, 1997, between Capstar
                            Broadcasting and William S. Banowsky, Jr.(5)+
         10.9.2          -- First Amendment to Employment Agreement.(26)+
         10.10.1         -- Employment Agreement between GulfStar Communications,
                            Inc. and John D. Cullen.(14)+
         10.10.2         -- First Amendment to Employment Agreement between GulfStar
                            Communications, Inc. and John D. Cullen.(4)+
         10.11           -- Not used.
         10.12.1         -- Amended and Restated Capstar Broadcasting Corporation
                            1998 Stock Option Plan.(16)+
         10.12.2         -- First Amendment to Amended and Restated Capstar
                            Broadcasting Corporation 1998 Stock Option Plan.(26)+
         10.13.1         -- Form of Incentive Stock Option Agreement.(5)+
         10.13.2         -- Form of Non-Qualified Stock Option Agreement for
                            Employees.(5)+
         10.13.3         -- Form of Non-Qualified Stock Option Agreement for
                            Non-Employees.(14)+
         10.14.1         -- Affiliate Stockholders Agreement, dated October 16, 1996, among Capstar Partners, Hicks Muse, R. Steven Hicks and
                            the security holders listed therein.(3)
         10.14.2         -- First Amendment and Supplement to Affiliate Stockholders
                            Agreement, dated January 27, 1997, by and among Capstar
                            Partners, the security holders listed therein and Hicks
                            Muse.(3)
         10.14.3         -- Second Amendment to Affiliate Stockholders Agreement,
                            dated February 20, 1997, by and among Capstar Partners,
                            the security holders listed therein and Hicks Muse.(17)
         10.14.4         -- Third Amendment to Affiliate Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(5)
         10.14.5         -- Fourth Amendment to Affiliate Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(2)
         10.15.1         -- Management Stockholders Agreement, dated November 26,
                            1996, among Capstar Partners, the securityholders listed
                            therein and Hicks Muse.(3)
         10.15.2         -- First Amendment to Management Stockholders Agreement,
                            dated January 27, 1997, by and among Capstar Partners and
                            the security holders listed therein.(3)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.15.3         -- Second Amendment to Management Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(5)
         10.15.4         -- Third Amendment to Management Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(2)
         10.16           -- Amended and Restated GulfStar Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            the security holders listed therein, and Hicks Muse.(2)
         10.17           -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 323,120 shares of Class C Common
                            Stock.(12)+
         10.17.2         -- Amendments to Warrants.(26)+
         10.18           -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 255,317 shares of Class C Common
                            Stock.(12)+
         10.19           -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 930,000 shares of Class C Common
                            Stock.(12)+
         10.23.1         -- Letter Agreement, dated February 20, 1998 between
                            Chancellor Media Corporation of Los Angeles and Capstar
                            Broadcasting ("Chancellor Letter Agreement").(21)
         10.23.2         -- Amendment to Chancellor Letter Agreement.(24)
         10.24           -- Form of Time Brokerage Agreement with Chancellor Media
                            Corporation.(24)
         10.26           -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 187,969 shares of Class C Common Stock.(12)
         10.27           -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 500,000 shares of Class C Common Stock.(12)
         10.28.1         -- Letter of Credit Agreement, dated February 12, 1998
                            between R. Steven Hicks and Banker's Trust Company.(22)
         10.28.2         -- Guaranty and Purchase Agreement, dated February 12, 1998 made by Capstar Radio in favor of Banker's Trust
                            Company.(23)
         10.28.3         -- Letter Agreement between R. Steven Hicks and the
                            Company.(26)
         10.29.1         -- Warrant, dated April 1, 1998, issued to Paul D. Stone for
                            150,000 shares of Class A Common Stock.(12)+
         10.29.2         -- First Amendment to Warrant.(26)+
         10.30.1         -- Warrant, dated April 1, 1998, issued to William S.
                            Banowsky, Jr. for 150,000 shares of Class A Common
                            Stock.(12)+
         10.30.2         -- First Amendment to Warrant.(26)+
         10.31           -- Agreement and Plan of Merger, dated July 23, 1998, among
                            Capstar Radio, TBC Radio Acquisition Corp. and Triathlon
                            Broadcasting Company.(15)
         10.32           -- Letter Agreement, dated January 2, 1998, between Capstar
                            Broadcasting and Chancellor Media Corporation of Los
                            Angeles regarding The AMFM Radio Networks.(26)
         10.33           -- Master Agreement, dated March 6, 1997, between Katz
                            Communications Inc., Capstar Partners and GulfStar
                            Communications.(26)
         10.34           -- Stock Purchase Agreement, dated as of May 26, 1998, by
                            and among Capstar Radio, Patterson Broadcasting, Inc. and
                            SBI Radio Acquisition Corporation.(27)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.35           -- Revolving Credit Note, dated May 29, 1998, made payable by Capstar Communications to Capstar Radio.(27)
         11.1            -- Statement re computation of historical and pro forma
                            historical per share earnings.*
         11.2            -- Statement of computation of pro forma per share
                            earnings.*
         21.1            -- List of Subsidiaries.*
         27.1            -- Financial Data Schedule.*

---------------

  +  Management contract or compensatory plan or arrangement.

  *  Filed herewith.

 (1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.

 (2) Incorporated by reference to Capstar Broadcasting's Amendment No. 3 to Registration Statement on Form S-1, dated May 19, 1998, File No. 333-48819.

 (3) Incorporated by reference to Capstar Partner's Registration Statement on Form S-1, dated April 16, 1997, File No. 333-25263.

 (4) Incorporated by reference to Capstar Partners' and Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 333-25638.

 (5) Incorporated by reference to Capstar Partner's Amendment No. 1 to Registration Statement on Form S-4, dated July 8, 1997, File No. 333-25638.

 (6) Incorporated by reference to SFX's Current Report on Form 8-K, dated January 27, 1997, File No. 000-22486.

 (7) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22486.

 (8) Incorporated by reference to SFX's Current Report on Form 8-K, dated January 17, 1997, File No. 000-22486.

 (9) Incorporated by reference to SFX's Registration Statement on Form S-4, dated June 21, 1996, File No. 333-06553.

(10) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-22486.

(11) Incorporated by reference to SFX's Amendment No. 3 to Registration Statement on Form S-1, dated September 29, 1993, File No. 33-66718.

(12) Incorporated by reference to Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

(13) Incorporated by reference to Capstar Partner's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 333-25638.

(14) Incorporated by reference to Capstar Partner's Amendment No. 2 to Registration Statement on Form S-4, dated August 5, 1997, File No. 333-25638.

(15) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 333-48819.

(16) Incorporated by reference to Capstar Broadcasting's Amendment No. 2 to Registration Statement on Form S-1, dated May 11, 1998, File No. 333-48819.

(17) Incorporated by reference to Capstar Partner's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 333-25638.

(18) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated February 13, 1998, File No. 333-25683.

(19) Incorporated by reference to SFX's Current Report on Form 8-K, dated August 26, 1997, File No. 000-22486.

(20) Incorporated by reference to SFX's Current Report on Form 8-K, dated February 17, 1998, File No. 000-22486.

(21) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-1, dated March 27, 1998, File No. 333-48819.

(22) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-8, dated July 27, 1998, File No. 333-59937.

(23) Incorporated by reference to Capstar Broadcasting's Amendment No. 4 to Registration Statement on Form S-1, dated May 21, 1998, File No. 333-48819.

(24) Incorporated by reference to Capstar Broadcasting's Amendment No. 3 to Registration Statement or Form S-1, dated May 19,1998, File No. 333-48819.

(25) Incorporated by reference to SFX's Registration Statement on Form S-3, filed November 21, 1996, File No. 333-15469.

(26) Incorporated by reference to Capstar Broadcasting's Annual Report or Form 10-K, dated March 31, 1999, File No. 001-14107.

(27) Incorporated by reference to Capstar Communications' Quarterly Report on Form 10-Q, dated August 14, 1998, File No. 0-22486.

     (b) Reports on Form 8-K

     Capstar Communications did not file a Form 8-K during the last quarter of 1998.