Form 10-Q
period 1999-03-31
CAPSTAR COMMUNICATIONS INC
filed 1999-05-17
CIK 908612

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

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                  OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether Capstar Communications, Inc. ("Capstar Communications") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of CCI's classes of common stock, as of the latest practicable date: As of May 1, 1999, 1,006 shares of Class A Common Stock, par value $.01 per share ("Common Stock"), of Capstar Communications, Inc. were outstanding. As of such date, there was no public market for the Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1999

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
                       PART I -- FINANCIAL INFORMATION
Item     Financial Statements:
  1....
         CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets as of December 31, 1998 and
         March 31, 1999 (unaudited)..................................     3
         Consolidated Statements of Operations for the three months ended March 31, 1998 (predecessor) and the three months
         ended March 31, 1999 (unaudited)............................     4
         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1998 (predecessor) and the
         three months ended March 31, 1999 (unaudited)...............     5
         Notes to Consolidated Financial Statements (unaudited)......     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     9
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...    15

                         PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    16
Item 4.  Submission of Matters to a Vote of Security Holders.........    17
Item 6.  Exhibits and Reports on Form 8-K............................    17

     As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "Capstar Communications" refers to Capstar Communications, Inc., (formerly known as SFX Broadcasting, Inc.), an indirect subsidiary of Capstar Radio Broadcasting Partners, Inc., (ii) the "Company" collectively refers to Capstar Communications and its subsidiaries, (iii) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Broadcasting Partners, Inc., (iv) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., whose outstanding common stock is owned by Capstar Broadcasting Corporation, and (v) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation.

                        PART I -- FINANCIAL INFORMATION

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        ASSETS
                                                              DECEMBER 31,   MARCH 31,
                                                                  1998          1999
                                                              ------------   ----------
Current assets:
  Cash and cash equivalents.................................   $   11,391    $    8,380
  Accounts receivable, net of allowance for doubtful
     accounts of $4,511 and $4,660, respectively............       71,314        59,232
  Prepaid and other current assets..........................        1,660         4,317
                                                               ----------    ----------
          Total current assets..............................       84,365        71,929
  Property and equipment, net...............................      118,163       117,780
  Intangibles and other, net................................    3,323,486     3,301,542
  Other assets..............................................          627         1,947
                                                               ----------    ----------
          Total assets......................................   $3,526,641    $3,493,198
                                                               ==========    ==========

                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Accounts payable..........................................   $    3,303    $    2,628
  Accrued expenses..........................................       13,869        12,903
  Accrued interest..........................................        4,136        11,913
  Income taxes payable......................................       35,140         2,203
  Current portion of long-term debt.........................      372,903       369,467
                                                               ----------    ----------
          Total current liabilities.........................      429,351       399,114
  Long-term debt, net of current portion....................      325,686       324,622
  Deferred income taxes.....................................    1,008,385     1,007,867
                                                               ----------    ----------
          Total liabilities.................................    1,763,422     1,731,603
                                                               ----------    ----------
Redeemable Preferred Stock, aggregate liquidation preference
  of $133,944 and $138,150, respectively....................      148,669       152,511
                                                               ----------    ----------
Commitments and contingencies
Shareholder's equity:
  Class A Voting Common Stock, $.01 par value; 200,000
     shares authorized; 1,006 shares issued and outstanding,
     respectively...........................................            1             1
  Class B Voting Convertible Common Stock, $.01 par value,
     10,000,000 shares, authorized; none issued.............           --            --
  Additional paid-in capital................................    1,613,967     1,610,125
  Retained earnings (deficit)...............................          582        (1,042)
                                                               ----------    ----------
          Total shareholder's equity........................    1,614,550     1,609,084
                                                               ----------    ----------
          Total liabilities and shareholder's equity........   $3,526,641    $3,493,198
                                                               ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              PREDECESSOR            COMPANY
                                                           ------------------   ------------------
                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               MARCH 31,            MARCH 31,
                                                                  1998                 1999
                                                           ------------------   ------------------
Gross broadcast revenue..................................      $  74,405             $ 94,130
Less: agency commissions.................................         (8,654)              (8,909)
                                                               ---------             --------
Net broadcast revenue....................................         65,751               85,221
                                                               ---------             --------
Station operating expenses...............................         44,636               49,281
Depreciation, amortization, duopoly integration costs and
  acquisition related costs..............................         10,653               23,060
Corporate expenses.......................................          1,569                1,681
LMA fees.................................................             --                   75
Settlement of options and warrants.......................            138                   --
Non-recurring and unusual charges, including adjustments
  to broadcast rights agreement..........................         24,974                   --
                                                               ---------             --------
          Total operating expenses.......................         81,970               74,097
                                                               ---------             --------
Operating income (loss)..................................        (16,219)              11,124
Investment income........................................            202                   42
Interest expense.........................................        (19,190)             (13,312)
                                                               ---------             --------
Loss from continuing operations before income taxes......        (35,207)              (2,146)
Income tax expense (benefit).............................            210                 (522)
                                                               ---------             --------
Loss from continuing operations..........................        (35,417)              (1,624)
                                                               ---------             --------
Discontinued operations:
  Loss from operations to be distributed to shareholders,
     net of taxes........................................        (97,576)                  --
                                                               ---------             --------
Net loss.................................................       (132,993)              (1,624)
Dividends and accretion on preferred stocks..............         10,350                3,842
                                                               ---------             --------
Net loss attributable to common stock....................      $(143,343)            $ (5,466)
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

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              PREDECESSOR            COMPANY
                                                           ------------------   ------------------
                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               MARCH 31,            MARCH 31,
                                                                  1998                 1999
                                                           ------------------   ------------------
Cash provided by continuing operations...................      $  11,547             $  3,919
Cash from operating activities of SFX Entertainment......          9,140                   --
                                                               ---------             --------
Net cash provided by operating activities................         20,687                3,919
                                                               ---------             --------
Investing activities:
  Proceeds from sales of stations and other assets.......          4,692                   --
  Deposits and other payments for pending acquisitions...             --                 (596)
  Purchase of property and equipment.....................         (3,602)              (2,173)
  Other investing activities.............................            (59)                (591)
                                                               ---------             --------
Net cash used in investing activities....................          1,031               (3,360)
Cash used in investing activities of SFX Entertainment...       (379,782)                  --
                                                               ---------             --------
Net cash used in investing activities....................       (378,751)              (3,360)
                                                               ---------             --------
Financing activities:
  Payments on long-term debt and credit facilities.......           (100)             (44,527)
  Proceeds from issuance of long-term debt and credit
     facilities..........................................             --               40,957
  Proceeds from issuance of common stock.................          3,759                   --
  Preferred stock dividends..............................         (2,459)                  --
                                                               ---------             --------
Net cash provided by (used in) financing activities......          1,200               (3,570)
Cash provided by financing activities of SFX
  Entertainment..........................................        458,654                   --
                                                               ---------             --------
Net cash provided by (used in) financing activities......        459,854               (3,570)
                                                               ---------             --------
Net increase (decrease) in cash and equivalents..........        101,790               (3,011)
Cash and cash equivalents at beginning of period.........         24,686               11,391
Net increase in cash of SFX Entertainment................        (88,012)                  --
                                                               ---------             --------
Cash and cash equivalents at end of period...............      $  38,464             $  8,380
                                                               =========             ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three month periods ended March 31, 1998 and 1999 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for Capstar Communications included in its Form 10-K for the year ended December 31, 1998.

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("SFX Parent"), acquired SFX Broadcasting, Inc., which has been renamed Capstar Communications, Inc. The acquisition was effected through the merger (the "SFX Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SFX Parent, with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by SFX Parent resulted in a change of control of SFX. As a result of the SFX Merger, SFX became an indirect wholly-owned subsidiary of Capstar Radio.

NOTE 2 -- CHANCELLOR MERGER AGREEMENT

     On August 26, 1998, Capstar Broadcasting and Chancellor Media Corporation ("Chancellor Media"), an affiliate of Capstar Broadcasting, entered into a merger agreement (the merger agreement was subsequently amended and restated effective April 29, 1999). Under the merger agreement:

     - Chancellor Media will acquire Capstar Broadcasting in a merger between a wholly-owned subsidiary of Chancellor Media and Capstar Broadcasting, with Capstar Broadcasting surviving the merger as a wholly-owned subsidiary of Chancellor Media;

     - each share of Class A Common Stock, Class B Common Stock and Class C Common Stock will represent 0.4955 shares of common stock in Chancellor Media;

     - each Capstar Broadcasting stock option and warrant that is outstanding and unexercised immediately prior to the merger will be assumed by Chancellor Media and will thereafter be an option or warrant to acquire
       0.4955 shares of common stock of Chancellor Media;

     - each share of Chancellor Media common stock will remain equal to one share of Chancellor Media common stock; and

     - each share of Chancellor Media preferred stock will remain equal to one share of Chancellor preferred stock.

The completion of the merger depends on the satisfaction of a number of conditions. There can be no assurance that all of the conditions to the merger will be satisfied. Either company may waive compliance with the conditions at its discretion if permitted by law.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENT

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

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

     On August 29, 1997, two lawsuits were commenced against SFX Broadcasting, Inc. and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX acquisition by Capstar Broadcasting to the holders of SFX's Class A common stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the SFX acquisition by Capstar Broadcasting or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action. Pursuant to the settlement, SFX has agreed not to seek an amendment to the merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX acquisition by Capstar Broadcasting in order to offset SFX Entertainment's indemnity obligations. The settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The settlement is conditioned on the consummation of the SFX acquisition by Capstar Broadcasting (which has been consummated), completion of the confirmatory discovery (which has been completed) and approval of the court. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The parties expect to submit the settlement documents soon to the court for its approval. However, there can be no assurance that the court will approve the settlement.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a March 23, 1994, Warrant Agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court:

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

     - in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and

     - award costs and attorneys' fees.

     In March 1999, the court issued an opinion dismissing two of Noddings' counts and granted summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant. Both parties have filed a notice of appeal.

     Capstar Communications is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of Capstar Communications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     In Management's Discussion and Analysis, management explains the general financial condition and the results of operations of Capstar Communications including:

     - what factors affect Capstar Communications' business;

     - what Capstar Communications' earnings and costs were in 1998 and 1999;

     - why those earnings and costs were different from the period before;

     - where Capstar Communications' earnings come from;

     - how all of this affects Capstar Communications' overall financial condition;

     - what Capstar Communications' expenditures for acquisitions and other capital needs were in the first quarter of 1999 and what management expects them to be for the remainder of the year; and

     - where cash will come from to pay for future capital expenditures and debt service obligations.

     As you read this Management's Discussion and Analysis, it may be helpful to refer to Capstar Communications' Consolidated Financial Statements on pages 3 through 5. In Management's Discussion and Analysis, management analyzes and explains the changes in the specific line items in the consolidated statements of operations and other data. You should know that these changes are not historically comparable because of the numerous acquisitions and dispositions that Capstar Communications completed in 1998. Management's analysis may be important to you in making decisions about your investments in Capstar Communications.

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

     In the following analysis, management discusses broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and loss from operations to be distributed to shareholders) because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. Broadcast cash flow consists of operating income before depreciation, amortization, duopoly integration costs and acquisition related costs, corporate expenses, LMA fees, settlement of options and warrants and nonrecurring and unusual charges. EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and loss from operations to be distributed to shareholders) consists of operating income before depreciation, amortization, duopoly integration costs and acquisition related costs, LMA fees, settlement of options and warrants and nonrecurring and unusual charges. You should know that broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and loss from operations to be distributed to shareholders) are not measures of performance calculated in accordance with GAAP. Accordingly, you should also review Capstar Communications' operating income, cash flows from operating activities and other income or cash flow statements that are prepared in accordance with GAAP.

RESULTS OF OPERATIONS

     The following table presents summary supplemental historical consolidated financial data of Capstar Communications for the three months ended March 31, 1998 and 1999 and should be read in conjunction with the consolidated financial statements of Capstar Communications and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 1998          1999
                                                              ----------     --------
                                                              (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue...............................................  $  65,751      $85,221
  Station operating expenses................................     44,636       49,281
  Corporate expenses........................................      1,569        1,681
  Depreciation, amortization, duopoly integration costs and
     acquisition related costs..............................     10,653       23,060
  Nonrecurring and unusual charges, including adjustments to
     broadcast rights agreements............................     24,974           --
  Operating income (loss)...................................    (16,219)      11,124
  Interest expense..........................................     19,190       13,312
  Loss from continuing operations...........................    (35,417)      (1,624)
  Net loss attributable to common stock.....................  $(143,343)     $(5,466)
OTHER DATA:
  Broadcast cash flow.......................................  $  21,115      $35,940
  Broadcast cash flow margin................................       32.1%        42.2%
  EBITDA from continuing operations (before settlement of
     options and warrants, LMA fees, nonrecurring and
     unusual charges and loss from operations to be
     distributed to shareholders)...........................     19,546       34,259

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Net Revenue. Due to the impact of synergies realized through association with Capstar Broadcasting, net revenue increased $19.5 million or 29.6% to $85.2 million for the three months ended March 31, 1999 from $65.7 million for the three months ended March 31, 1998. On a same station basis, for stations owned and operated as of March 31, 1999, net revenue increased $7.6 million or 9.8% to $85.2 million from $77.6 million in the three months ended March 31, 1998. The increase is primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that Capstar Communications has completed, station operating expenses increased $4.7 million or 10.4% to $49.3 million for the three months ended March 31, 1999 from $44.6 million for the three months ended March 31, 1998.

The increase was attributable to the station operating expenses of the radio acquisitions during 1998. On a same station basis, for stations owned or operated as of March 31, 1999, operating expenses increased $4.0 million or 8.8% to $49.3 million from $45.3 million in the period ended March 31, 1998, and as a percentage of revenue, on a same station basis, operating expenses declined from 58.4% in 1998 to 57.8% in 1999 as a result of cost saving measures implemented by the Company in connection with its acquisitions and the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $112,000 or 7.1% to $1.7 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998.

     Other Operating Expenses. Depreciation and amortization increased $12.4 million or 116.5% to $23.1 million for the three months ended March 31, 1999 from $10.7 million for the three months ended March 31, 1998 primarily due to the various acquisitions consummated during 1998.

     Other Expenses (Income). Interest expense decreased $5.9 million or 30.6% to $13.3 million in the three months ended March 31, 1999 from $19.2 million during the same period in 1998 primarily due to lower levels of indebtedness and lower effective interest rates.

     Loss From Continuing Operations. Income (loss) from continuing operations decreased by $33.8 million to a $1.6 million loss for the three months ended March 31, 1999 from a $35.4 million loss for the three months ended March 31, 1998.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $14.8 million or 70.2% to $35.9 million for the three months ended March 31, 1999 from $21.1 million for the three months ended March 31, 1998. The broadcast cash flow margin was 42.2% for the three months ended March 31, 1999 compared to 32.1% for the three months ended March 31, 1998 due primarily to cost saving measures implemented by Capstar Communications in connection with its acquisitions, the spreading of fixed costs over a larger revenue base and significant LMA fees earned during the period.

     EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and loss from operations to be distributed to shareholders). Due to the impact of the various acquisitions and dispositions that Capstar Communications has completed, EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and loss from operations to be distributed to shareholders) increased $14.7 million or 75.3% to $34.2 million for the three months ended March 31, 1999 from $19.5 million for the three months ended March 31, 1998. The EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and loss from operations to be distributed to shareholders) margin for the three months ended March 31, 1999 was 40.2% compared to 29.7% for the three months ended March 31, 1998.

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

     Capstar Communications has outstanding its 10 3/4% CCI Notes and its
11 3/8% CCI Notes. Capstar Communications pays interest of approximately $15.8 million on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year. The 10 3/4% CCI Notes mature on May 15, 2006. Capstar Communications pays interest of approximately $32,000 on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year. The 11 3/8% CCI Notes mature on October 1, 2000. As of March 31, 1999, the outstanding principal balances were $322.6 million and $566,000 on the 10 3/4% CCI Notes and 11 3/8% CCI Notes, respectively.

     Capstar Communications has outstanding its Series E Cumulative Exchangeable Preferred Stock ("CCI Series E Preferred Stock"). Capstar Communications is required to pay dividends on the CCI Series E Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of CCI Series E Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend by issuing additional shares. Capstar Communications intends to continue to pay the dividend in additional shares, rather than cash, through January 15, 2002. As of May 1, 1999, 1,346,091 shares of the CCI Series E Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share or approximately $134.6 million, excluding accrued dividends of $5.0 million.

     The merger with Chancellor Media will result in a change of control under Capstar Communications' indebtedness and preferred stock, and Capstar Communications will be obligated to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable, if any, thereon. Capstar Communications anticipates that it will pay for the change in control offers from cash from operating activities.

     In connection with the sales of assets and spin-off SFX Entertainment, Inc., Capstar Communications incurred an estimated federal income tax liability of approximately $93.0 million. SFX Entertainment, Inc. indemnified Capstar Communications for all of the estimated tax liability. These estimated federal income taxes were paid in full prior to March 31, 1999.

     Chancellor Media is providing services for ten large market stations owned by Capstar Communications under separate LMAs with Capstar Broadcasting for approximately $49.4 million per year. In addition, Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period beginning in May 1998, with corresponding decreases in the amount of the LMA fees as stations are exchanged. From January 1 to March 31, 1999, Chancellor Media paid Capstar Broadcasting approximately $12.4 million in LMA fees. For the remainder of 1999, Capstar Broadcasting expects to receive approximately $37.0 in LMA fees from Chancellor Media. During the pendency of the merger with Chancellor Media, Capstar Broadcasting does not anticipate effecting any exchanges with Chancellor Media. Chancellor Media is currently assessing whether the terms of the letter agreement will be modified upon the consummation of the merger with Chancellor Media.

     In May 1998, Capstar Communications entered into a loan for approximately $441.4 million with Capstar Radio, which is payable on the earlier of demand or May 31, 2005. The loan consists of a $1.4 billion revolver. Borrowings under the loan bear interest at the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto. Interest is payable quarterly commencing on August 31, 1998, and thereafter on the last day of each November, February, May and August during the term of the loan and at maturity. Advances under the loan may be made only if, among other things, at the time such advance is made (both before and after giving effect thereto) such additional indebtedness is permitted pursuant to the terms of the indenture governing the 10 3/4% CCI Notes and the certificate of designation governing the CCI Series E Preferred Stock. As of March 31, 1999, Capstar Communications had borrowings of approximately $369.3 million outstanding under the loan with a weighted average effective interest rate of 7.32% per annum. During the three months ended March 31, 1999, Capstar Communications paid approximately $6.3 million in interest to Capstar Radio.

     In addition to debt service and tax liabilities, Capstar Communications' principal liquidity requirements in 1999 will be for working capital and general corporate purposes, including capital expenditures estimated at $20.0 million, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Capstar Communications believes that cash from operating activities and LMA fees from Chancellor Media, should be sufficient to permit Capstar Communications to meet its obligations. In the future, Capstar Communications may require additional financing, either in the form of additional debt or equity securities. Capstar Communications evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. Capstar Communications expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets. Capstar Communications is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, its sole source of cash from which to service indebtedness is dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing Capstar Communications' indebtedness contain certain covenants that restrict or prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on Capstar Communications' ability to meet its cash obligations.

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

     Net cash provided by operating activities was approximately $20.7 million and $3.9 million for the three months ended March 31, 1998 and 1999, respectively. Changes in Capstar Communications' net cash provided by operating activities are primarily the result of completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $378.8 million and $3.4 million and for the three months ended March 31, 1998 and 1999, respectively. Net cash provided by financing activities was $459.9 million and $3.6 million for the three months ended March 31, 1998 and 1999, respectively. These cash flows primarily reflect borrowings, capital contributions and expenditures for stations acquisitions and dispositions.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward looking statements. Such statements reflect Capstar Communications' current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation business conditions and growth in the industry and the general economy, competitive factors, changes in interest rates, the failure or inability to renew one or more of Capstar Communications' broadcasting licenses, and regulatory developments affecting Capstar Communications' operations and the acquisitions and dispositions described elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those indicated.

RECENT ACCOUNTING PRONOUNCEMENT

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

     Management has determined that the software underlying StarSystem(TM) is Year 2000 compliant. StarSystem's(TM) wide area computer network is, however, dependent on the systems of Capstar Communications' telecommunications services providers. Capstar Communications sent a questionnaire to each of its telecommunications services providers asking it to update Capstar Communications on the status of its Year 2000 compliance. Based on the telecommunications services providers responses to the questionnaire, the providers appear to be Year 2000 compliant.

     Management has been assured by its vendors that Capstar Communications' digital automation systems are Year 2000 compliant. Capstar Communications has tested over 50% of these systems to insure their Year 2000 compliance and expects to complete testing of all of these systems by the end of 1999.

     Capstar Communications employs advertising scheduling and billing systems at each of its stations. Capstar Communications has received Year 2000 compliance certificates from the vendors providing the software applications underlying Capstar Communications' existing advertising scheduling and billing systems, certifying that such applications are Year 2000 compliant. Not all of the hardware underlying Capstar Communications' existing advertising scheduling and billing systems are Year 2000 compliant. As part of Capstar Communications' capital improvement program, Capstar Communications is replacing its non-Year 2000 compliant advertising scheduling and billing systems. Management estimates that such hardware replacements will be completed by the end of August 1999 at a total cost of approximately $90,000.

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

     Costs specifically associated with ensuring that Capstar Communications' systems and the systems of third parties on which Capstar Communications is dependent are Year 2000 compliant are currently expected to be approximately $1.0 million, of which approximately $700,000 has been incurred to date. These cost estimates are subject to change once Capstar Communications has fully assessed its systems and responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under Capstar Communications' credit facility.

     Capstar Communications is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Year 2000 noncompliance of Capstar Communications' systems or the systems of third parties. Initially, Capstar Communications believes that the failure of its advertising scheduling and billing systems and the temporary loss of power at some of its stations due to Year 2000 noncompliance are the most reasonably likely worst case scenarios. Many of Capstar Communications' stations and transmitter sites currently have on-site generators in the event of power outages. As part of Capstar Communications' capital improvement program, management has begun installation of generators at each of its remaining stations and transmitter sites and expects to have approximately 98% coverage of its stations and transmitter sites by year end. Capstar Communications believes that upgrade of the hardware on its existing advertising scheduling and billing systems and the installation of generators at substantially all of its stations will resolve possible disruptions in the business operations of Capstar Communications that would result from such risks. Capstar Communications may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from third party vendors and service providers. Capstar Communications expects to develop other contingency plans to mitigate the possible disruption in business operations that may result from Capstar Communications' systems or the systems of third parties that are not Year 2000 compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Capstar Communications has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On August 29, 1997, two lawsuits were commenced against SFX Broadcasting, Inc. and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX acquisition by Capstar Broadcasting to the holders of SFX's Class A common stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the SFX acquisition by Capstar Broadcasting or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action. Pursuant to the settlement, SFX has agreed not to seek an amendment to the merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX acquisition by Capstar Broadcasting in order to offset SFX Entertainment's indemnity obligations. The settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The settlement is conditioned on the consummation of the SFX acquisition by Capstar Broadcasting (which has been consummated), completion of the confirmatory discovery (which has been completed) and approval of the court. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The parties have completed confirmatory discovery in connection with the settlement. The parties expect to submit the settlement documents soon to the court for its approval. However, there can be no assurance that the court will approve the settlement.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a March 23, 1994, Warrant Agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court:

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

     - award costs and attorneys' fees.

In March 1999, the court issued an opinion dismissing two of Noddings' counts and granted summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant. Both parties have filed a notice of appeal.

     Capstar Communications is also involved in various other claims and lawsuits which are generally incidental to its business. Capstar Communications is vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse affect on its consolidated financial position or results of operation.

     See Part 1 Item 1 Note 4 to the March 31, 1999 Unaudited Financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Pursuant to the written consent in lieu of a meeting dated March 31, 1999, of SBI Holding Corporation, the sole stockholder of Capstar Communications, SBI Holding Corporation approved an amendment and restatement of Capstar Communication's certificate of incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.1          -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc.(1)
            2.2          -- Amended and Restated Voting Agreement, dated as of April
                            29, 1999, among Chancellor Media Corporation, Capstar
                            Broadcasting Corporation, Capstar Broadcasting Partners,
                            L.P., Thomas O. Hicks and R. Steven Hicks.(1)
           10.1          -- Second Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and Paul
                            D. Stone.(1)
           10.2          -- Second Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and
                            William S. Banowsky, Jr.(1)
           10.3          -- Second Amendment to Employment Agreement, dated March 15,
                            1999, between Capstar Broadcasting Corporation and D.
                            Geoffrey Armstrong.(1)
           10.4          -- Third Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and R.
                            Steven Hicks.(1)
           10.5          -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and William S.
                            Banowsky, Jr.(1)
           10.6          -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and Paul D.
                            Stone.(1)
           10.7          -- Amendment to Warrants, dated April 29, 1999, between
                            Capstar Broadcasting Corporation and R. Steven Hicks.(1)
           10.8          -- Second Amendment to Warrant, dated March 15, 1999,
                            between Capstar Broadcasting Corporation and D. Geoffrey
                            Armstrong.(1)
           27.1          -- Financial Data Schedule.*

---------------

 *  Filed herewith.

(1) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the three months ended March 31, 1999, File No. 001-14107.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by Capstar Communications during the three months ended March 31, 1999.

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

                                            CAPSTAR COMMUNICATIONS, INC.

                                            By:      /s/ PAUL D. STONE
                                              ----------------------------------
                                                        Paul D. Stone
                                                 Executive Vice President and
                                                   Chief Financial Officer

Date: May 17, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.1          -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc.(1)
            2.2          -- Amended and Restated Voting Agreement, dated as of April
                            29, 1999, among Chancellor Media Corporation, Capstar
                            Broadcasting Corporation, Capstar Broadcasting Partners,
                            L.P., Thomas O. Hicks and R. Steven Hicks.(1)
           10.1          -- Second Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and Paul
                            D. Stone.(1)
           10.2          -- Second Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and
                            William S. Banowsky, Jr.(1)
           10.3          -- Second Amendment to Employment Agreement, dated March 15,
                            1999, between Capstar Broadcasting Corporation and D.
                            Geoffrey Armstrong.(1)
           10.4          -- Third Amendment to Employment Agreement, dated April 29,
                            1999, between Capstar Broadcasting Corporation and R.
                            Steven Hicks.(1)
           10.5          -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and William S.
                            Banowsky, Jr.(1)
           10.6          -- Second Amendment to Warrant, dated April 29, 1999,
                            between Capstar Broadcasting Corporation and Paul D.
                            Stone.(1)
           10.7          -- Amendment to Warrants, dated April 29, 1999, between
                            Capstar Broadcasting Corporation and R. Steven Hicks.(1)
           10.8          -- Second Amendment to Warrant, dated March 15, 1999,
                            between Capstar Broadcasting Corporation and D. Geoffrey
                            Armstrong.(1)
           27.1          -- Financial Data Schedule.*

---------------

 *  Filed herewith.

(1) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the three months ended March 31, 1999, File No. 001-14107.