Form 10-Q
period 1999-06-30
CAPSTAR COMMUNICATIONS INC
filed 1999-08-16
CIK 908612

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

[X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR
[ ]
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM    TO
                                                      ----  ----

                         COMMISSION FILE NUMBER 0-22486

                               -------------------

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

                               -------------------

    Indicate by check mark whether Capstar Communications, Inc. ("Capstar Communications" or the "Company") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of CCI's classes of common stock, as of the latest practicable date: As of August 10, 1999, 1,006 shares of Class A Common Stock, par value $.01 per share ("Common Stock"), of Capstar Communications, Inc. were outstanding. As of such date, there was no public market for the Common Stock.

================================================================================

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1999

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
                           PART I -- FINANCIAL INFORMATION
Item 1.        Financial Statements:

               CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated
               Balance Sheets as of December 31, 1998 and June 30, 1999
               (unaudited)......................................................        3

               Consolidated Statements of Operations for the two months ended
               May 31, 1998 (predecessor) and one month ended June 30, 1998 and
               the three months ended June 30, 1999 (unaudited).................        4

               Consolidated Statements of Operations for the five months ended
               May 31, 1998 (predecessor) and one month ended June 30, 1998 and
               the six months ended June 30, 1999 (unaudited)...................        5

               Condensed Consolidated Statements of Cash Flows for the five months ended May 31, 1998 (predecessor) and one month ended June
               30, 1998 and the six months ended June 30, 1999 (unaudited)......        6

               Consolidated Statement of Shareholder's Equity for the six months
               ended June 30, 1999 (unaudited)..................................        7

               Notes to Consolidated Financial Statements (unaudited)...........        8

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................       10

Item 3.        Quantitative and Qualitative Disclosure About Market Risk........       17

                           PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings................................................       18

Item 6.        Exhibits and Reports on Form 8-K.................................       19


    As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) " Capstar Communications " refers to Capstar Communications, Inc., (formerly known as SFX Broadcasting, Inc.), an indirect subsidiary of Capstar Radio Broadcasting Partners, Inc., (ii) the "Company" collectively refers to Capstar Communications and its subsidiaries, (iii) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Broadcasting Partners, Inc., (iv) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., whose outstanding common stock is owned by Capstar Broadcasting Corporation, and (v) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation.

PART I  FINANCIAL INFORMATION

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                          DECEMBER 31,    JUNE 30,
                                                                                             1998           1999
                                                                                          -----------    ----------
                                                                                                         (unaudited)
Current assets:
  Cash and cash equivalents .........................................................     $   11,391     $    5,093
  Accounts receivable, net of allowance for doubtful accounts of $4,511 and
     $4,198, respectively ...........................................................         71,314         74,598
  Prepaid and other current assets ..................................................          1,660          4,718
                                                                                          ----------     ----------
          Total current assets ......................................................         84,365         84,409
  Property and equipment, net .......................................................        118,163        117,530
  Intangibles and other, net ........................................................      3,323,486      3,323,465
  Other assets ......................................................................            627            817
                                                                                          ----------     ----------
          Total assets ..............................................................     $3,526,641     $3,526,221
                                                                                          ==========     ==========

                                           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable ..................................................................     $    3,303     $    3,015
  Accrued expenses ..................................................................         13,869         12,381
  Accrued interest ..................................................................          4,136          3,991
  Income taxes payable ..............................................................         35,140          2,204
  Current portion of long-term debt .................................................        372,903        357,992
                                                                                          ----------     ----------
          Total current liabilities .................................................        429,351        379,583
  Long-term debt, net of current portion ............................................        325,686        323,218
  Deferred income taxes .............................................................      1,008,385      1,012,501
                                                                                          ----------     ----------
          Total liabilities .........................................................      1,763,422      1,715,302
                                                                                          ----------     ----------
  Series E Cumulative Exchangeable Preferred Stock, $.01 par value, 4,150 shares authorized, 1,266 and 1,346 shares issued and outstanding, respectively,
    aggregate liquidation preference of $133,944 and $142,398, respectively .........        148,669        156,444
                                                                                          ----------     ----------
Commitments and contingencies
Shareholder's equity:
     Class A Voting Common Stock, $.01 par value; 200,000
         shares authorized; 1,006 shares issued and outstanding .....................              1              1
     Additional paid-in capital .....................................................      1,613,967      1,654,474
     Retained earnings (deficit) ....................................................             58             --
                                                                                          ----------     ----------
          Total shareholder's equity ................................................      1,614,550      1,654,475
                                                                                          ----------     ----------
          Total liabilities and shareholder's equity ................................     $3,526,641     $3,526,221
                                                                                          ==========     ==========


                   The accompanying notes are an integral part of the consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          PREDECESSOR            COMPANY             COMPANY
                                                                       ----------------      ---------------    ------------------
                                                                       TWO MONTHS ENDED      ONE MONTH ENDED    THREE MONTHS ENDED
                                                                         MAY 31, 1998         JUNE 30, 1998        JUNE 30, 1999
                                                                       ----------------      ---------------    ------------------
Gross broadcast revenue .........................................      $         66,964      $        36,239    $          119,045
Less: agency commissions ........................................                (8,038)              (3,738)              (12,006)
                                                                       ----------------      ---------------    ------------------
  Net broadcast revenue .........................................                58,926               32,501               107,039
                                                                       ----------------      ---------------    ------------------
Station operating expenses ......................................                33,599               16,550                52,655
Depreciation, amortization, duopoly integration costs
  and acquisition related costs .................................                 7,015                8,236                24,387
Corporate expenses ..............................................                 1,500                  593                 3,379
Settlement of Options and Warrants ..............................                74,061                   --                    --
LMA fees ........................................................                    --                   --                    75
Non-recurring and unusual charges, including adjustments to
  broadcast rights agreement ....................................                10,344                   --                    --
                                                                       ----------------      ---------------    ------------------
      Total operating expenses ..................................               126,519               25,379                80,496
                                                                       ----------------      ---------------    ------------------
Operating income (loss) .........................................               (67,593)               7,122                26,543
Investment income ...............................................                   151                   21                    --
Interest expense ................................................               (12,375)              (6,946)              (13,576)
                                                                       ----------------      ---------------    ------------------
Income (loss) from continuing operations before income taxes ....               (79,817)                 197                12,967
Income tax expense ..............................................                    --                   61                 4,651
                                                                       ----------------      ---------------    ------------------
Income (loss) from continuing operations ........................               (79,817)                 136                 8,316
                                                                       ----------------      ---------------    ------------------
Discontinued operations:
Loss from operations to be distributed to
  shareholders, net of taxes ....................................                (1,813)                  --                    --
                                                                       ----------------      ---------------    ------------------
Net income (loss) ...............................................               (81,630)                 136                 8,316
Dividends and accretion on preferred stocks .....................                 6,914                2,402                 3,933
                                                                       ----------------      ---------------    ------------------
Net income (loss) attributable to common stock ..................      $        (88,544)     $        (2,266)   $            4,383
                                                                       ================      ===============    ==================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        PREDECESSOR             COMPANY          COMPANY
                                                                      -----------------    ---------------   ----------------
                                                                      FIVE MONTHS ENDED    ONE MONTH ENDED   SIX MONTHS ENDED
                                                                         MAY 31, 1998       JUNE 30, 1998      JUNE 30, 1999
                                                                      -----------------    ---------------   ----------------
Gross broadcast revenue .........................................     $         141,369    $        36,239   $        213,175
Less: agency commissions ........................................               (16,692)            (3,738)           (20,915)
                                                                      -----------------    ---------------   ----------------
  Net broadcast revenue .........................................               124,677             32,501            192,260
                                                                      -----------------    ---------------   ----------------
Station operating expenses ......................................                78,235             16,550            101,936
Depreciation, amortization, duopoly integration costs
  and acquisition related costs .................................                17,668              8,236             47,447
Corporate expenses ..............................................                 3,069                593              5,060
Settlement of Options and Warrants ..............................                74,199                 --                 --
LMA fees ........................................................                    --                 --                150
Non-recurring and unusual charges, including adjustments to
  broadcast rights agreement ....................................                35,318                 --
                                                                      -----------------    ---------------   ----------------
      Total operating expenses ..................................               208,489             25,379            154,593
                                                                      -----------------    ---------------   ----------------
Operating income (loss) .........................................               (83,812)             7,122             37,667
Investment income ...............................................                   352                 21                 31
Interest expense ................................................               (31,564)            (6,946)           (26,877)
                                                                      -----------------    ---------------   ----------------
Income (loss) from continuing operations before income taxes ....              (115,024)               197             10,821
Income tax expense ..............................................                   210                 61              4,129
                                                                      -----------------    ---------------   ----------------
Income (loss) from continuing operations ........................              (115,234)               136              6,692
                                                                      -----------------    ---------------   ----------------
Discontinued operations:
Loss from operations to be distributed to
  shareholders, net of taxes ....................................               (99,389)                --                 --
                                                                      -----------------    ---------------   ----------------
Net income (loss) ...............................................              (214,623)               136              6,692
Dividends and accretion on preferred stocks .....................                17,264              2,402              7,775
                                                                      -----------------    ---------------   ----------------
Net loss attributable to common stock ...........................     $        (231,887)   $        (2,266)  $         (1,083)
                                                                      =================    ===============   ================


                   The accompanying notes are an integral part of the consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              PREDECESSOR          COMPANY            COMPANY
                                                                           -----------------   ---------------    ----------------
                                                                           FIVE MONTHS ENDED   ONE MONTH ENDED    SIX MONTHS ENDED
                                                                              MAY 31, 1998      JUNE 30, 1998      JUNE 30, 1999
                                                                           -----------------   ---------------    ----------------

  Cash provided by (used in) continuing operations ...................     $         (22,704)  $        (1,681)   $         16,545
  Cash from operating activities of SFX Entertainment ................                10,988                --                  --
                                                                           -----------------   ---------------    ----------------
Net cash provided by (used in) operating activities ..................               (11,716)           (1,681)             16,545
                                                                           -----------------   ---------------    ----------------

Investing activities:
    Purchase of stations and related businesses, net of cash
       acquired ......................................................                    --          (238,361)                 --
    Proceeds from sales of stations and other assets .................                 4,692           109,091                  --
    Deposits and other payments for pending acquisitions .............                    --              (117)                 --
    Purchase of property and equipment ...............................                (5,138)           (1,065)             (3,456)
    Other investing activities .......................................                  (215)              (26)             (4,141)
                                                                           -----------------   ---------------    ----------------
Net cash used in investing activities ................................                  (661)         (130,478)             (7,597)
    Cash used in investing activities of SFX Entertainment ...........              (397,681)               --                  --
                                                                           -----------------   ---------------    ----------------
Net cash used in investing activities ................................              (398,342)         (130,478)             (7,597)
                                                                           -----------------   ---------------    ----------------

Financing activities:
    Payments on long-term debt and credit facilities .................                  (141)         (382,301)            (82,748)
    Proceeds from issuance of long-term debt and credit facilities ...                    --           522,314              67,502
    Proceeds from issuance of common stock ...........................                17,177                --                  --
    Preferred stock dividends ........................................                (2,459)           (2,430)                 --
                                                                           -----------------   ---------------    ----------------
Net cash provided by (used in) financing activities ..................                14,577           137,583             (15,246)
Cash provided by financing activities of SFX Entertainment ...........               467,874                --                  --
                                                                           -----------------   ---------------    ----------------
Net cash provided by (used in) financing activities ..................               482,451           137,583             (15,246)
                                                                           -----------------   ---------------    ----------------
Net increase (decrease) in cash and equivalents ......................                72,393             5,424              (6,298)
Cash and cash equivalents at beginning of period .....................                24,686            15,897              11,391
Net increase in cash of SFX Entertainment ............................               (81,182)               --                  --
                                                                           -----------------   ---------------    ----------------
Cash and cash equivalents at end of period ...........................     $          15,897   $        21,321    $          5,093
                                                                           =================   ===============    ================


                   The accompanying notes are an integral part of the consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               CLASS A
                                              COMMON STOCK
                                         ---------------------
                                                                                     RETAINED       TOTAL
                                          NUMBER OF       PAR         PAID-IN        EARNINGS   SHAREHOLDER'S
                                           SHARES        VALUE        CAPITAL       (DEFICIT)      EQUITY
                                         ---------      ------      ----------      ---------     ---------
Balance at January 1, 1999 .............     1,006      $    1      $1,613,967       $   582      $1,614,550
Dividends and accretion on Preferred
     Stock .............................        --          --            (501)       (7,274)         (7,775)
Capital contributions ..................        --          --          42,427            --          42,427
Dividends to parent ....................        --          --          (1,419)           --          (1,419)
Net income .............................        --          --              --         6,692           6,692
                                         ---------      ------      ----------       -------       ----------
Balance at June 30, 1999 ...............     1,006      $    1      $1,654,474            --       $1,654,475
                                         =========      ======      ==========       =======       ==========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

    Information with respect to the three and six month periods ended June 30, 1998 and 1999 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for Capstar Communications included in its Form 10-K for the year ended December 31, 1998.

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

NOTE 2 -- AMFM MERGER

    On July 13, 1999, AMFM Inc. (previously known as Chancellor Media Corporation), a Delaware corporation ("AMFM"), acquired Capstar Broadcasting. The acquisition was effected through the merger (the "Merger") of CMC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of AMFM ("Sub"), with and into Capstar Broadcasting, with Capstar Broadcasting as the surviving corporation. Capstar Communications, Inc. is an indirect subsidiary of Capstar Broadcasting. As a result of the Merger, the Company became an indirect subsidiary of Parent.

     As a result of the Merger, all of the then outstanding shares of Class A common stock, par value $0.01 per share, of Capstar Broadcasting ("Class A common Stock"), Class B common stock, par value $0.01 per share, of Capstar Broadcasting ("Class B Common Stock"), and Class C common stock, par value $0.01 per share, of Capstar Broadcasting ("Class C Common Stock," and collectively with the Class A Common Stock and the Class B Common Stock, the "Common Stock"), were converted to the right to receive 0.4955 of a validly issued, fully paid and nonassessable share of common stock, par value $0.01 per share, of AMFM ("AMFM Common Stock"). Based upon the number of shares outstanding May 19, 1999, the total consideration paid by AMFM in the Merger was approximately 53.5 million shares of AMFM Common Stock. AMFM also assumed options, warrants and other equity rights of Capstar Broadcasting which represent up to an additional 3.3 million shares of AMFM Common Stock. Since the acquisition occurred subsequent to June 30, 1999, no adjustments have been recorded to the financial statements herein to reflect the acquisition.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



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

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a March 23, 1994, Warrant Agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court:

    o declare that on the exercise of its warrants Capstar Communications transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant,

    o require Capstar Communications to pay 0.2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998,

    o in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and

    o    award costs and attorneys' fees.

    In March 1999, the court issued an opinion dismissing two of Noddings' counts and granted summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant. Both parties have filed appellate briefs with the Supreme Court of the State of Delaware.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         In Management's Discussion and Analysis, management explains the general financial condition and the results of operations of Capstar Communications including:

o        what factors affect Capstar Communications' business;

o        what Capstar Communications' earnings and costs were in 1998 and 1999;

o        why those earnings and costs were different from the period before;

o        where Capstar Communications' earnings come from;

o how all of this affects Capstar Communications' overall financial condition;

o what Capstar Communications' expenditures for acquisitions and other capital needs were in the first quarter of 1999 and what management expects them to be for the remainder of the year; and

o where cash will come from to pay for future capital expenditures and debt service obligations.

         As you read this Management's Discussion and Analysis, it may be helpful to refer to Capstar Communications' Consolidated Financial Statements on pages 3 through 9. In Management's Discussion and Analysis, management analyzes and explains the changes in the specific line items in the consolidated statements of operations and other data. You should know that these changes are not historically comparable because of the numerous acquisitions and dispositions that Capstar Communications completed in 1998. Management's analysis may be important to you in making decisions about your investments in Capstar Communications.

         On July 13, 1999, AMFM acquired Capstar Broadcasting. The acquisition was effected through the Merger. Capstar Communications is an indirect subsidiary of Capstar Broadcasting. As a result of the Merger, Capstar Communications became an indirect subsidiary of AMFM. The acquisition of Capstar Broadcasting by AMFM may impact many of the matters discussed in this Management's Discussion and Analysis, including earnings, results of operations, expenses, liquidity and capital resources.

         Management believes that it is important to discuss advertising revenues and seasonal fluctuations of advertising revenues, two factors that have a strong influence on Capstar Communications' business performance:

o Advertising Revenues. Capstar Communications' revenues are derived primarily from the sale of time to local and national advertisers. These revenues are affected by the advertising rates that Capstar Communications is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and resulting ratings). Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Capstar Communications attempts to maximize revenues for each of its stations by adjusting rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

o Seasonality. Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lowest in the first calendar quarter and highest in the second and fourth calendar quarters of each year. Capstar Communications' operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, Capstar Communications' ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

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

RESULTS OF OPERATIONS

    The following table presents summary supplemental historical consolidated financial data of Capstar Communications for the three months ended June 30, 1998 and 1999 and should be read in conjunction with the consolidated financial statements of Capstar Communications and the related notes included elsewhere in this Quarterly Report on Form 10-Q.


                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED JUNE 30,
                                                                                     -----------------------
                                                                                       1998           1999
                                                                                     --------       --------
                                                                                           (DOLLARS IN
                                                                                            THOUSANDS)
OPERATING DATA:
  Net revenue ..................................................................     $ 91,427       $107,039
  Station operating expenses ...................................................       50,149         52,655
  Corporate expenses ...........................................................        2,093          3,379
  Depreciation, amortization, duopoly integration costs and
    acquisition related costs ..................................................       15,251         24,387
  Nonrecurring and unusual charges, including adjustments to
    broadcast rights agreements ................................................       10,344             --
  Operating income (loss) ......................................................      (60,471)        26,543
  Interest expense .............................................................       19,321         13,576
  Income (loss) from continuing operations .....................................      (79,681)        12,967
  Net income (loss) attributable to common stock ...............................     $(90,810)      $  4,383

OTHER DATA:
  Broadcast cash flow ..........................................................     $ 41,278       $ 54,389
  Broadcast cash flow margin ...................................................         45.1%          50.8%
  EBITDA from continuing operations (before settlement of
    options and warrants, LMA fees, nonrecurring and unusual charges and
    loss from operations to be distributed to shareholders) ....................       39,185         51,010

-------------

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1999

    Net Revenue. Net revenue increased $15.6 million or 17.1% to $107.0 million for the three months ended June 30, 1999 from $91.4 million for the three months ended June 30, 1998. This increase was attributable to the acquisitions of radio stations and revenue generated from JSAs and LMAs entered into during 1998. On a same station basis, for stations owned and operated as of June 30, 1999, net revenue increased $7.6 million or 7.6% to $107.5 million from $99.9 million for the three months ended June 30, 1999. The increase was primarily attributable to growth in the sale of time to local and national advertisers.

    Station Operating Expenses. Station operating expenses increased $2.5 million or 5.0% to $52.7 million for the three months ended June 30, 1999 from $50.1 million for the three months ended June 30, 1998. The increase was primarily attributable to the station operating expenses of the radio station acquisitions and the JSAs and LMAs entered into during 1998. As a percent of revenue, historical operating expenses have declined from 54.9% in 1998 to 49.2% in 1999 as a result of cost saving measures implemented by the Capstar Communications in connection with its acquisitions, the spreading of fixed costs over a larger revenue base and significant LMA fees earned during the period.

    Corporate Expenses. Corporate expenses increased $1.3 million or 61.5% to $3.4 million for the three months ended June 30, 1999 from $2.1 million in the same period during 1998 primarily as a result of higher salary expense for additional staffing.

    Other Operating Expenses. Depreciation, amortization, duopoly integration costs and acquisition related costs increased $9.1 million or 59.9% to $24.4 million for the three months ended June 30, 1999 from $15.3 million in the same period in 1998 primarily due to radio station acquisitions consummated in 1998 and basis differences between the company and its predecessor. Settlement of options and warrants expense related to certain options and warrants decreased $74.1 million to $0.0 million in 1999 from $74.1 million in 1998 due to settlement of all outstanding options and warrants in connection with the acquisition of Capstar Communications by Capstar Broadcasting.

    In 1998, Capstar Communications recorded non-recurring and unusual charges of $10.3 million which consisted primarily of (i) $1.3 million of compensation expense related to bonuses and options issued, (ii) $0.9 million relating to the settlement of lawsuits, (iii) $3.1 million of expenses, primarily legal, accounting an regulatory fees associated with the acquisition of Capstar Communications by Capstar Broadcasting and the consent solicitations in connection with the Spin-Off and (iv) $5.0 million related to a brokers contract due upon a change in control.

    Other Income (Expense). Interest expense, net, decreased $5.7 million or 29.8% to $13.6 million for the three months ended June 30, 1999 from $19.3 million during the same period in 1998 primarily due to lower overall levels of indebtedness.

    In 1998, net income (loss) of the live entertainment business of SFX Entertainment, Inc., the company spun-off from Capstar Communications, was included in the results of Capstar Communications as income (loss) from operations to be distributed to shareholders.

    Net Income (Loss). Capstar Communications' net income was $8.3 million in 1999 compared to a loss of $81.5 million in 1998 due to the factors discussed above.

    Net Income (Loss) Attributable to Common Stock. Net income (loss) attributable to common stock increased to income of $4.4 million in 1999 from a loss of $90.8 million in 1998 due to the factors mentioned above offset by a decrease in preferred stock dividends due to various redemptions done coincidental to the acquisition of Capstar Communications by Capstar Broadcasting.

    Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $13.1 million or 31.8% to $54.4 million for the three months ended June 30, 1999 from $41.3 million for the three months ended June 30, 1998. The broadcast cash flow margin was 50.8% for the three months ended June 30, 1999 compared to 45.1% in the same period in 1998 due primarily to cost saving measures implemented by Capstar Communications in connection with its acquisitions, the spreading of fixed costs over a larger revenue base and significant LMA fees earned during the period. On a same station basis, for stations owned or operated as of June 30, 1999, broadcast cash flow increased 12.3% from 1998.

    EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders). As a result of the factors described above, EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) increased $11.8 million or 30.2% to $51.0 million for the three months ended June 30, 1999 from $39.2 million for the three months ended June 30, 1998.

    The following table presents summary supplemental historical consolidated financial data of Capstar Communications for the six months ended June 30, 1998 and 1999 and should be read in conjunction with the consolidated financial statements of Capstar Communications and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                                                    FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                                -------------------------
                                                                                  1998             1999
                                                                                ---------       ---------
                                                                                       (DOLLARS IN
                                                                                        THOUSANDS)
OPERATING DATA:
  Net revenue .............................................................     $ 157,178       $ 192,260
  Station operating expenses ..............................................        94,785         101,936
  Corporate expenses ......................................................         3,662           5,060
  Depreciation, amortization, duopoly integration costs and ...............        47,447
    acquisition related costs .............................................        25,904
  Nonrecurring and unusual charges, including adjustments to
    broadcast rights agreements ...........................................        35,318              --
  Operating income (loss) .................................................       (76,690)         37,667
  Interest expense ........................................................        38,510          26,877
  Income from continuing operations .......................................       115,098           6,692
  Net loss attributable to common stock ...................................     $(234,153)      $  (1,083)

OTHER DATA:
  Broadcast cash flow .....................................................     $  62,393       $  90,324
  Broadcast cash flow margin ..............................................          39.7%           47.0%
  EBITDA from continuing operations (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and loss
    from operations to be distributed to shareholders) ....................        58,731          85,264

-----------

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1999

    Net Revenue. Net revenue increased $35.1 million or 22.3% to $192.3 million for the six months ended June 30, 1999 from $157.2 million for the six months ended June 30, 1998. This increase was attributable to the acquisitions of radio stations and revenue generated from JSAs and LMAs entered into during 1998. On a same station basis, for stations owned and operated as of June 30, 1999, net revenue increased $15.5 million or 8.7% to $194.1 million from $178.6 million in the six months ended June 30, 1999. The increase is primarily attributable to growth in the sale of time to local and national advertisers.

    Station Operating Expenses. Station operating expenses increased $7.2 million or 7.6% to $101.9 million for the six months ended June 30, 1999 from $94.8 million for the six months ended June 30, 1998. The increase was primarily attributable to the station operating expenses of the radio station acquisitions and the JSAs and LMAs entered into during 1998. As a percent of revenue, historical operating expenses have declined from 60.3% in 1998 to 53.0% in 1999 as a result of cost saving measures implemented by the Capstar Communications in connection with its acquisitions, the spreading of fixed costs over a larger revenue base and significant LMA fees earned during the period.

    Corporate Expenses. Corporate expenses increased $1.4 million or 38.2% to $5.1 million for the six months ended June 30, 1999 from $3.7 million in the same period during 1998 primarily as a result of higher salary expense for additional staffing.

    Other Operating Expenses. Depreciation, amortization, duopoly integration costs and acquisition related costs increased $21.5 million or 83.2% to $47.4 million for the six months ended June 30, 1999 from $25.9 million in the same period in 1998 primarily due to radio station acquisitions consummated in 1998 and basis differences between the company and its predecessor. Settlement of options and warrants expense related to certain options and warrants decreased $74.2 million to $0.0 million in 1999 from $74.2 million in 1998 due to settlement of all outstanding options and warrants in connection with the acquisition of Capstar Communications by Capstar Broadcasting.

    In 1998, Capstar Communications recorded non-recurring and unusual charges of $35.3 million which consisted primarily of (i) $5.6 million of compensation expense related to bonuses and options issued, (ii) $1.4 million relating to the settlement of lawsuits, (iii) $0.5 million relating to the increase in value of certain stock appreciation rights, (iv) $16.6 million relating to the consent solicitations from the holders of its 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% CCI Notes") and the holders of its Series E Cumulative Exchangeable Preferred Stock (the "CCI Series E Preferred Stock") in connection with the spin-off of the stock of SFX Entertainment, Inc. from Capstar Communications in April 1998 (the "Spin-Off"), (v) $6.2 million of expenses, primarily legal, accounting and regulatory fees associated with the acquisition of Capstar Communications by Capstar Broadcasting and the consent solicitations in connection with the Spin-Off and (vi) $5.0 million related to a brokers contract due upon a change in control.

    Other Income (Expense). Interest expense, net, decreased $11.6 million or 30.2% to $26.9 million for the six months ended June 30, 1999 from $38.5 million during the same period in 1998 primarily due to lower overall levels of indebtedness.

    In 1998, net income (loss) of the live entertainment business of SFX Entertainment, Inc., the company spun-off from Capstar Communications, was included in the results of Capstar Communications as income (loss) from operations to be distributed to shareholders. SFX Entertainment's operating results consisted of $122.7 million of concert revenue, $(5.3) million of operating income (loss) and $(10.7) million of income before income taxes in 1998. The significant loss in 1998 was due, in addition to the factors mentioned above, to income tax expense of $75.7 million related to the tax consequences to Capstar Communications of the Spin-Off.

    Net Income (Loss). Capstar Communications' net income was $6.7 million in 1999 compared to a loss of $214.5 million in 1998 due to the factors discussed above.

    Net Loss Attributable to Common Stock. Net loss attributable to common stock decreased to $1.1 million in 1999 from $234.2 million in 1998 due to the factors mentioned above offset by a decrease in preferred stock dividends due to various redemptions done coincidental to the acquisition of Capstar Communications by Capstar Broadcasting.

    Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $27.9 million or 44.8% to $90.3 million for the six months ended June 30, 1999 from $62.4 million for the six months ended June 30, 1998. The broadcast cash flow margin was 47.0% for the six months ended June 30, 1999 compared to 39.7% in the same period in 1998 due primarily to cost saving measures implemented by Capstar Communications in connection with its acquisitions, the spreading of fixed costs over a larger revenue base and significant LMA fees earned during the period. On a same station basis, for stations owned or operated as of June 30, 1999, broadcast cash flow increased 11.9% from 1998.

    EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders). As a result of the factors described above, EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) increased $26.5 million or 45.2% to $85.3 million for the six months ended June 30, 1999 from $58.7 million for the six months ended June 30, 1998.

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

    Capstar Communications has outstanding its 10 3/4% CCI Notes and its 11 3/8% CCI Notes. Capstar Communications pays interest of approximately $15.8 million on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year. The 10 3/4% CCI Notes mature on May 15, 2006. Capstar Communications pays interest of approximately $32,000 on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year. The 11 3/8% CCI Notes mature on October 1, 2000. As of June 30, 1999, the outstanding principal balances were $321.8 million and $566,000 on the 10 3/4% CCI Notes and 11 3/8% CCI Notes, respectively.

    Capstar Communications has outstanding its Series E Cumulative Exchangeable Preferred Stock ("CCI Series E Preferred Stock"). Capstar Communications is required to pay dividends on the CCI Series E Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of CCI Series E Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend by issuing additional shares. Capstar Communications intends to continue to pay the dividend in additional shares, rather than cash, through January 15, 2002. As of August 1, 1999, 1,431,062 shares of the CCI Series E Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share or approximately $143.1 million, excluding accrued dividends of $800,000.

    The Merger with AMFM resulted in a change of control under Capstar Communications' indebtedness and preferred stock, and Capstar Communications is obligated to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount accreted value or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable, if any, thereon. Capstar Communications has sent change of control offers to offer to purchase the outstanding notes and preferred stock and will close the acquisition of accepted tenders in August and September 1999. Capstar Communications anticipates that it will pay for the change in control offers from cash from operating activities.

    Chancellor Media Corporation of Los Angeles ("CMCLA"), a subsidiary of
AMFM, is providing services for eleven large market stations owned by Capstar Communications under separate LMAs with Capstar Broadcasting for approximately $49.4 million per year. In addition, CMCLA has agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period beginning in May 1998, with corresponding decreases in the amount of the LMA fees as stations are exchanged. From January 1 to June 30, 1999, CMCLA paid Capstar Broadcasting approximately $24.7 million in LMA fees. For the remainder of 1999, Capstar Broadcasting expects to receive approximately $24.7 in LMA fees from CMCLA. CMLA is assessing, in light of the Merger, whether any changes will be made to the exchange agreement between Capstar Communications and CMCLA.

    In May 1998, Capstar Communications entered into a loan for approximately $441.4 million with Capstar Radio, which is payable on the earlier of demand or May 31, 2005. The loan consists of a $1.4 billion revolver. Borrowings under the loan bear interest at the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto. Interest is payable quarterly commencing on August 31, 1998, and thereafter on the last day of each November, February, May and August during the term of the loan and at maturity. Advances under the loan may be made only if, among other things, at the time such advance is made (both before and after giving effect thereto) such additional indebtedness is permitted pursuant to the terms of the indenture governing the 10 3/4% CCI Notes and the certificate of designation governing the CCI Series E Preferred Stock. As of June 30, 1999, Capstar Communications had borrowings of approximately $327.6 million outstanding under the loan with a weighted average effective interest rate of 7.28% per annum. During the six months ended June
30, 1999, Capstar Communications paid approximately $12.6 million in interest to Capstar Radio.

    In addition to debt service and tax liabilities, Capstar Communications' principal liquidity requirements in 1999 will be for working capital and general corporate purposes, including capital expenditures estimated at $15.2 million, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Capstar Communications believes that cash from operating activities and LMA fees from CMCLA, should be sufficient to permit Capstar Communications to meet its obligations. In the future, Capstar Communications may require additional financing, either in the form of additional debt or equity securities. Capstar Communications evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. Capstar Communications expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets. Capstar Communications is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, its sole source of cash from which to service indebtedness is dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing Capstar Communications' indebtedness contain certain covenants that restrict or prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on Capstar Communications' ability to meet its cash obligations.

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

    Net cash provided by (used in) operating activities was approximately $(13.4) million and $16.6 million for the six months ended June 30, 1998 and 1999, respectively. Changes in Capstar Communications' net cash provided by operating activities are primarily the result of completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

    Net cash used in investing activities was $528.8 million and $7.6 million and for the six months ended June 30, 1998 and 1999, respectively. Net cash provided by (used in) financing activities was $620.0 million and $(15.2) million for the six months ended June 30, 1998 and 1999, respectively. These cash flows primarily reflect borrowings, capital contributions and expenditures for stations acquisitions and dispositions.

FORWARD LOOKING STATEMENTS

    Certain statements used in the preceding and following discussion and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements about the financial condition, prospects, operations and business of the Company are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

    These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of the Company; the restrictions imposed on the Company and its subsidiaries by the agreements governing its debt instruments; the competitive nature of the radio broadcasting; the potential adverse effects on licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; and the control of the Company by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

    Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

IMPACT OF THE YEAR 2000 ISSUE

         BACKGROUND: The Year 2000 ("Y2K") issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         STATE OF READINESS: The Company has substantially completed an inventory and assessment of its systems and operations to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrent with its company-wide assessment, the Company has developed and is in the process of implementing its Y2K compliance program. The Company is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Y2K compliance.

         The Company has identified its corporate financial reporting and radio broadcasting operations (including advertising scheduling and billing systems) systems as its mission critical systems to evaluate for Y2K compliance. The Company has received Y2K compliance certificates from these application vendors indicating that they are Y2K compliant. The Company is in the process of testing these systems to ensure their Y2K compliance. In addition, the Company had identified StarSystem(TM), its digital automation systems, as one of its critical systems. Management of Capstar Broadcasting had determined that the software underlying StarSystem(TM) is Y2K compliant, but is dependent on the systems of the Company's telecommunications service providers, over which the Company has no control. The Company has been assured by its vendors that the Company's other digital automation systems are Y2K compliant. The Company has tested substantially all of these systems to ensure their Y2K compliance.

         The list of the Company's mission critical systems may be expanded upon completion of the Company's inventory and assessment. As part of its acquisition and consolidation strategy, the Company also assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Y2K compliant systems.

         THIRD PARTY RELATIONSHIPS: In addition to identifying, assessing and remediating or replacing its mission critical systems, the Company continues to assess its exposure from external sources to Y2K. The Company relies on third party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of the Company. The ability of third parties with which the Company does business to adequately address their Y2K issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Y2K issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company has sent questionnaires to many of its third party providers, and continues to do so, asking them to update the Company on the status of their Y2K compliance. Until all questionnaires are returned and reviewed, the Company will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If the Company does not receive reasonable assurance regarding Y2K compliance from any provider of these services, the Company will then develop contingency plans, to the extent possible, to address its exposure.

         COSTS: Costs specifically associated with the Company's Y2K efforts are currently expected to be approximately $1.3 million, of which $850 thousand has been incurred to date. These cost estimates are subject to change once the Company has fully assessed its systems and as responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under the Company's credit facilities.

         RISKS: The Company is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Y2K noncompliance of the Company's systems or the systems of third parties. Initially, the Company believes that the failure of its radio broadcast systems and the temporary loss of power at some of its stations due to Y2K noncompliance are the most reasonably likely worst case scenarios. Many of the Company's stations and transmitter sites currently have on-site generators in the event of power outages. As part of the Company's capital improvement program, management has begun installation of generators at many of its remaining stations and transmitter sites. The Company believes that the upgrade of the hardware on its existing radio broadcast systems and the installation of generators at many of its stations will resolve possible material disruptions in the business operations of the Company that would result from such risks. The Company may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from the remaining third party vendors and service providers.

         Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of the Y2K issue. Management presently believes, however, that the Company is taking appropriate steps to assess and control its Y2K issues. The Company cannot guarantee that there will be no Y2K issues in spite of these efforts. If the Company does not complete all phases of its Y2K compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Y2K issue could have a material adverse impact on the Company's results of operations and financial condition.

         CONTINGENCY PLANS: The Company has begun to develop contingency plans to mitigate the possible disruption in business operations that may result from the Company's systems or the systems of third parties that are not Y2K compliant. The Company has not finished the contingency planning phase. The Company is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will determine the level of contingency plans necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

    On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a March 23, 1994, Warrant Agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court:

    o declare that on the exercise of its warrants Capstar Communications transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant,

    o require Capstar Communications to pay 0.2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998,

    o in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and

    o    award costs and attorneys' fees

In March 1999, the court issued an opinion dismissing two of Noddings' counts and granted summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant. Both parties have filed appellate briefs with the Supreme Court of the State of Delaware.

Capstar Communications is also involved in various other claims and lawsuits which are generally incidental to its business. Capstar Communications is vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse affect on its consolidated financial position or results of operation.

    See Part 1 Item 1 Note 4 to the June 30, 1999 Unaudited Financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to the written consent in lieu of a meeting dated March 31, 1999, of SBI Holding Corporation, the sole stockholder of Capstar Communications, SBI Holding Corporation approved an amendment and restatement of Capstar Communication's certificate of incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


             EXHIBIT
             NUMBER                                      DESCRIPTION
             -------         ---------------------------------------------------------------
               3.1           Amended and Restated Certificate of Amended and Restated
                             Incorporation of Capstar Communications.*

              27.1           Financial Data Schedule.*


---------------

* Filed herewith.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed by Capstar Communications during the three months ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPSTAR COMMUNICATIONS, INC.

                                       By:     /s/ PAUL D. STONE
                                           ----------------------------
                                                   Paul D. Stone
                                           Executive Vice President and
                                             Chief Financial Officer

Date: August 13, 1999

                                INDEX TO EXHIBITS

             EXHIBIT
             NUMBER                                      DESCRIPTION
             -------         ---------------------------------------------------------------
               3.1           Amended and Restated Certificate of Incorporation of
                             Capstar Communications.*

              27.1           Financial Data Schedule.*

------------------

* Filed herewith.