Form 10-Q
period 1999-09-30
CAPSTAR COMMUNICATIONS INC
filed 1999-11-12
CIK 908612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                        COMMISSION FILE NUMBER 000-22486


                          CAPSTAR COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)

                                   13-3649750
                     (I.R.S. Employer Identification Number)

              600 CONGRESS AVENUE, SUITE 1400, AUSTIN, TEXAS 78701 (Address of principal executive offices, including zip code)

                                 (512) 340-7800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1999, 1,006 shares of Common Stock, par value $.01 per share, of Capstar Communications, Inc. were outstanding. As of such date, there was no public market for the Common Stock.

================================================================================

                                                INDEX


                                                                                                       PAGE
                                                                                                      NUMBER

                                 PART I.  FINANCIAL INFORMATION

    Item 1.     Financial Statements:

                Condensed Consolidated Balance Sheets as of December 31, 1998 and
                September 30, 1999 (unaudited)........................................................ 3

                Condensed Consolidated Statements of Operations for the three months ended September 30, 1998, the period from July 1 to July
                13, 1999 and the period from July 14 to September 30, 1999
                (unaudited)........................................................................... 4

                Condensed  Consolidated  Statements  of  Operations  for the  nine months ended September 30, 1998, the period from January 1 to
                July 13, 1999 and the period from July 14 to September 30, 1999
                (unaudited)........................................................................... 5

                Condensed Consolidated Statement of Stockholder's Equity for the
                nine months ended September 30, 1999 (unaudited)...................................... 6

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998, the period from January 1 to
                July 13, 1999 and the period from July 14 to September 30, 1999
                (unaudited)........................................................................... 7

                Notes to Condensed Consolidated Financial Statements (unaudited)...................... 8

    Item 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................ 12

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk........................... 19


                PART II.  OTHER INFORMATION

    Item 1.     Legal Proceedings..................................................................   20

    Item 2.     Changes in Securities and Use of Proceeds...........................................  20

    Item 4.     Submission of Matters to a Vote of Security Holders.................................. 20

    Item 6.     Exhibits and Reports on Form 8-K..................................................... 21


                Signature............................................................................ 22


    As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "AMFM" refers to AMFM Inc. (formerly Chancellor Media Corporation), the parent company of Capstar Broadcasting, (ii) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation, an indirect wholly-owned subsidiary of AMFM and the parent company of Capstar Partners who owns all of the outstanding common stock of Capstar Partners, (iii) "Capstar Communications" refers to Capstar Communications, Inc., an indirect subsidiary of Capstar Radio, (iv) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., (v) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Partners and (vi) the "Company" collectively refers to Capstar Communications and its subsidiaries.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                                      PRE-MERGER     POST-MERGER
                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                         1998            1999
                                                                      -----------     -----------
                                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents .....................................     $    11,391     $     8,626
  Accounts receivable, less allowance for doubtful accounts
     of $4,511 in 1998 and $5,179 in 1999 .......................          71,314          75,160
  Other current assets ..........................................           1,660           3,940
                                                                      -----------     -----------
          Total current assets ..................................          84,365          87,726
Property and equipment, net .....................................         118,163         119,308
Intangibles assets, net .........................................       3,323,486       3,559,736
Other assets ....................................................             627             772
                                                                      -----------     -----------
                                                                      $ 3,526,641     $ 3,767,542
                                                                      ===========     ===========

       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses .........................     $    21,308     $    33,210
  Current portion of long-term debt .............................         372,903         333,379
  Income taxes payable ..........................................          35,140           2,204
                                                                      -----------     -----------
          Total current liabilities .............................         429,351         368,793
Long-term debt, net of current portion ..........................         325,686         319,464
Deferred tax liabilities ........................................       1,008,385         860,848
                                                                      -----------     -----------
          Total liabilities .....................................       1,763,422       1,549,105
                                                                      -----------     -----------
Commitments and contingencies
Redeemable preferred stock:
  Redeemable series E cumulative exchangeable preferred stock, par value $.01 per share, 4,150,000 shares authorized,
    1,266,176 and 1,430,989 shares issued and outstanding,
    respectively; liquidation preference of $133,944 and
    $146,863, respectively ......................................         148,669         169,281
Stockholder's equity:
  Common stock, $.01 par value. 200,000 shares authorized; 1,006
    shares issued and outstanding ...............................            --              --
  Paid-in capital ...............................................       1,613,968       2,063,384
  Retained earnings (deficit) ...................................             582         (14,228)
                                                                      -----------     -----------
          Total stockholder's equity ............................       1,614,550       2,049,156
                                                                      -----------     -----------
                                                                      $ 3,526,641     $ 3,767,542
                                                                      ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                        SEPTEMBER 30, 1999
                                                                     -------------------------
                                                       PRE-MERGER     PRE-MERGER   POST-MERGER
                                                      THREE MONTHS    PERIOD FROM  PERIOD FROM
                                                         ENDED        JULY 1 TO     JULY 14 TO
                                                      SEPTEMBER 30,    JULY 13,   SEPTEMBER 30,
                                                          1998           1999         1999
                                                      -------------  ------------ -------------
Gross revenues ...................................     $ 107,436      $  15,097     $ 105,398
  Less agency commissions ........................        10,702          1,534        10,496
                                                       ---------      ---------     ---------
          Net revenues ...........................        96,734         13,563        94,902
                                                       ---------      ---------     ---------
Operating expenses:
      Operating expenses, excluding
    depreciation and amortization ................        47,539          6,833        45,848
  Depreciation, amortization, duopoly
    integration costs and acquisition-related
    costs ........................................        23,204          3,175        49,681

  Corporate general and administrative ...........         1,740            462         2,789
                                                       ---------      ---------     ---------
     Operating income (loss) .....................        24,251          3,093        (3,416)
                                                       ---------      ---------     ---------
Other (income) expense:
  Interest expense................................        14,377          1,898        11,739
  Other ..........................................          (265)          --             (45)
                                                       ---------      ---------     ---------
     Income (loss) before income taxes ...........        10,139          1,195       (15,110)
Income tax expense (benefit) .....................         3,867            578          (882)
                                                       ---------      ---------     ---------
    Net income (loss) ............................         6,272            617       (14,228)
Dividends and accretion on preferred stock .......         3,680            590         4,256
                                                       ---------      ---------     ---------
  Net income (loss) attributable to common stock..     $   2,592      $      27     $ (18,484)
                                                       =========      =========     =========







     See accompanying notes to condensed consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               NINE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1998            SEPTEMBER 30, 1999
                                                          --------------------------- --------------------------------

                                                          PREDECESSOR      COMPANY       COMPANY          COMPANY
                                                           PRE-MERGER    PRE-MERGER     PRE-MERGER      POST-MERGER
                                                          FIVE MONTHS    FOUR MONTHS    PERIOD FROM     PERIOD FROM
                                                             ENDED          ENDED     JANUARY 1, 1999  JULY 14, 1999
                                                            MAY 31,     SEPTEMBER 30,   TO JULY 13,   TO SEPTEMBER 30,
                                                              1998           1998          1999            1999
                                                          -----------   ------------- --------------- ----------------

Gross revenues ........................................    $ 141,369      $ 143,675      $ 228,272       $ 105,398
  Less agency commissions .............................       16,692         14,440         22,449          10,496
                                                           ---------      ---------      ---------       ---------
          Net revenues ................................       124,677        129,235        205,823          94,902
                                                          ---------      ---------      ---------       ---------
Operating expenses:
   Operating expenses, excluding
    depreciation and amortization .....................       78,235         64,089        108,766          45,848
  Depreciation, amortization, duopoly
    integration costs and acquisition-related costs ...       17,668         31,439         50,772          49,681
  Corporate general and administrative ................        3,069          2,333          5,522           2,789
  Settlement of options and warrants ..................       74,199           --             --              --
  Non-recurring and unusual charges,
    including adjustments to broadcast
    rights agreement ..................................       35,318           --             --              --
                                                           ---------      ---------      ---------       ---------
     Operating income (loss) ..........................      (83,812)        31,374         40,763          (3,416)
                                                           ---------      ---------      ---------       ---------
Other (income) expense:
  Interest expense ....................................       31,564         21,323         28,775          11,739
  Other ...............................................         (352)          (286)           (31)            (45)
                                                           ---------      ---------      ---------       ---------
     Income (loss) from continuing
    operations before income taxes ....................     (115,024)        10,337         12,019         (15,110)
Income tax expense (benefit) ..........................          210          3,928          4,710            (882)
                                                           ---------      ---------      ---------       ---------
  Income (loss) from continuing operations ............     (115,234)         6,409          7,309         (14,228)
Discontinued operations:
  Loss from operations to be distributed to
  shareholders, net of taxes ..........................      (99,389)          --             --              --
                                                           ---------      ---------      ---------       ---------
          Net income (loss) ...........................     (214,623)         6,409          7,309         (14,228)
Dividends and accretion on preferred stock ............       17,264          6,083          8,365           4,256
                                                           ---------      ---------      ---------       ---------
  Net income (loss) attributable to common stock ......    $(231,887)     $     326      $  (1,056)      $ (18,484)
                                                           =========      =========      =========       =========




     See accompanying notes to condensed consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                             PRE-MERGER
                                                   --------------------------------------------------------------------
                                                      COMMON STOCK                          RETAINED           TOTAL
                                                    ----------------        PAID-IN         EARNINGS       STOCKHOLDER'S
                                                    SHARES     AMOUNT       CAPITAL         (DEFICIT)          EQUITY
                                                     -----     ------     -----------      -----------      -----------
Balances at December 31, 1998 ................       1,006     $ --       $ 1,613,968      $       582      $ 1,614,550
Dividends and accretion on preferred stock....        --         --              (474)          (7,891)          (8,365)
Capital contributions ........................        --         --            42,427             --             42,427
Dividends to parent ..........................        --         --            (1,419)            --             (1,419)
Net income ...................................        --         --              --              7,309            7,309
                                                     -----     ------     -----------      -----------      -----------
Balances at July 13, 1999 ....................       1,006     $ --       $ 1,654,502      $      --        $ 1,654,502
                                                     =====     ======     ===========      ===========      ===========


                                                                             POST-MERGER
                                                    --------------------------------------------------------------------
                                                      COMMON STOCK                          RETAINED           TOTAL
                                                    ----------------        PAID-IN         EARNINGS       STOCKHOLDER'S
                                                    SHARES     AMOUNT       CAPITAL         (DEFICIT)          EQUITY
                                                    ------     ------     -----------      -----------      -----------
Initial capitalization, July 14, 1999 ........       1,006     $ --       $ 2,067,640      $      --        $ 2,067,640
Dividends and accretion on preferred stock....        --         --            (4,256)            --             (4,256)
Net loss .....................................        --         --              --            (14,228)         (14,228)
                                                     -----     ------     -----------      -----------      -----------
Balances at September 30, 1999 ...............       1,006     $ --       $ 2,063,384      $   (14,228)     $ 2,049,156
                                                     =====     ======     ===========      ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            NINE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 1998              SEPTEMBER 30, 1999
                                                                        ---------------------------   -----------------------------
                                                                        PREDECESSOR     COMPANY        COMPANY        COMPANY
                                                                        PRE-MERGER     PRE-MERGER     PRE-MERGER     POST-MERGER
                                                                        FIVE MONTHS    FOUR MONTHS    PERIOD FROM    PERIOD FROM
                                                                           ENDED          ENDED        JANUARY 1,   JULY 14, 1999
                                                                          MAY 31,     SEPTEMBER 30,   TO JULY 13,  TO SEPTEMBER 30,
                                                                           1998           1998           1999           1999
                                                                        -----------   -------------   -----------  ----------------

  Cash provided by (used by) continuing operations .................     $ (22,704)     $  61,489      $  31,816      $  31,196

  Cash from operating activities of SFX Entertainment ..............        10,988           --             --             --
                                                                         ---------      ---------      ---------      ---------

Net cash provided by (used by) operating activities ................       (11,716)        61,489         31,816         31,196
                                                                         ---------      ---------      ---------      ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired ...............................          --         (238,360)          --          (15,443)
  Proceeds from sale of assets .....................................         4,692        109,091           --             --
  Payments for pending acquisitions ................................          --           (2,778)          --              (66)
  Purchases of property and equipment ..............................        (5,138)        (5,227)        (3,698)        (2,261)
  Other ............................................................          (215)          (902)        (4,141)            31
                                                                         ---------      ---------      ---------      ---------
          Net cash used by investing activities ....................          (661)      (138,176)        (7,839)       (17,739)

          Net cash used by investing activities of SFX
               Entertainment .......................................      (397,681)          --             --             --

                                                                         ---------      ---------      ---------      ---------
          Net cash used by investing activities ....................      (398,342)      (138,176)        (7,839)       (17,739)
                                                                         ---------      ---------      ---------      ---------

Cash flows from financing activities:
  Proceeds of long-term debt .......................................          --          522,311         67,502         35,794
  Payments on long-term debt .......................................          (141)      (621,495)       (91,359)       (52,129)
  Redemption of preferred stock ....................................          --         (135,207)          --             --
  Net proceeds from issuance of common stock .......................        17,137        314,510           --             --
  Dividends on preferred stock .....................................        (2,459)        (9,507)          --               (7)
                                                                         ---------      ---------      ---------      ---------
          Net cash provided by (used by) financing activities ......        14,537         70,612        (23,857)       (16,342)

          Net cash provided by financing activities of SFX
               Entertainment .......................................       467,874           --             --             --

                                                                         ---------      ---------      ---------      ---------
          Net cash provided by (used by) financing activities ......       482,411         70,612        (23,857)       (16,342)
                                                                         ---------      ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents ...................        72,353         (6,075)           120         (2,885)

Cash and cash equivalents at beginning of period ...................        24,686         15,857         11,391         11,511

Net increase in cash of SFX Entertainment ..........................       (81,182)          --             --             --
                                                                         ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period .........................     $  15,857      $   9,782      $  11,511      $   8,626
                                                                         =========      =========      =========      =========





     See accompanying notes to condensed consolidated financial statements.

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements include the accounts of Capstar Communications and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Interim period results are not necessarily indicative of results to be expected for the year.

    These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Capstar Communications' Annual Report on Form 10-K for the year ended December 31, 1998. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

    Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

2. AMFM MERGER

    On July 13, 1999, AMFM acquired Capstar Broadcasting through the merger (the "Merger") of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of AMFM. Capstar Communications is an indirect subsidiary of Capstar Broadcasting. As a result of the Merger, Capstar Communications became an indirect subsidiary of AMFM.

    As a result of the Merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM common stock, or approximately 53.6 million shares of AMFM common stock in the aggregate. AMFM also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.3 million shares of AMFM common stock.

    AMFM accounted for its acquisition of Capstar Broadcasting as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of Capstar Communications and its subsidiaries for the period subsequent to July 13, 1999. The financial statements for Capstar Communications for the periods ended prior to July 13, 1999 were prepared using Capstar Communications' historical basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 15 years.

3. CLEAR CHANNEL MERGER AGREEMENT

    On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction. Pursuant to the Telecommunications Act of 1996 and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest approximately 100 radio stations to obtain antitrust and Federal Communications Commission approval for the merger, including stations owned by

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


Capstar Communications. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, AMFM expects that the Clear Channel merger will be consummated during the second half of 2000.

4. CHANGE IN LEGAL STRUCTURE AND REFINANCING

    Through a series of related transactions, including capital contributions of stock and mergers of subsidiaries, AMFM intends to combine the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into fewer entities (the "Reorganization"). After completion of the Reorganization, Capstar Partners will be a wholly-owned subsidiary of Chancellor Mezzanine Holdings Corporation (to be renamed AMFM Holdings Inc.), a wholly-owned subsidiary of AMFM, and Capstar Communications will assume and/or be liable for all of its remaining outstanding bonds, as well as the bonds and bank indebtedness of Capstar Radio and Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect subsidiary of AMFM, which will be combined with Capstar Communications in the fourth quarter of 1999. The Reorganization also includes the tender offer for the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the possible exchange of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock for 12 5/8% Senior Subordinated Exchange Debentures due 2006. The Reorganization is expected to be completed during the fourth quarter of 1999.

    Also as part of the Reorganization, AMFM intends to refinance CMCLA's senior credit facility and Capstar Broadcasting's credit facility with a new credit facility. Several banks entered into a commitment letter with CMCLA on November 3, 1999 and agreed to provide Capstar Communications with a senior credit facility. AMFM expects that Capstar Communications' senior credit facility will be entered into in November 1999. Capstar Communications' senior credit facility will include commitments for a revolving loan facility of $600,000 and a term loan facility of $2,600,000. The proceeds of such facilities may be used to repay the existing credit facilities of CMCLA and Capstar Broadcasting, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of Capstar Communications will mature two years after the date of Capstar Communications' senior credit facility. No scheduled amortization of principal will be required prior to maturity. Both the revolving loan facility and the term loan facility of Capstar Communications will bear interest at fluctuating rates based upon the prime rate or the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate will be determined by reference to Capstar Communications' ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins will be fixed at .50% and 1.50%, respectively, until delivery of Capstar Communications' financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Capstar Communications' senior credit facility will be guaranteed by most of the direct and indirect subsidiaries, other than Capstar Communications, of Chancellor Mezzanine Holdings Corporation ("Chancellor Mezzanine"), a direct subsidiary of AMFM, and will be secured by (a) a non-recourse pledge of the stock of Chancellor Mezzanine, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of Capstar Communications and most of the subsidiaries of Capstar Communications, and (d) a pledge of the common stock of Lamar Advertising Company, an equity investment currently held by AMFM, to be held by Capstar Communications after the Reorganization. Capstar Communications' senior credit facility will be subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel will be an event of default under Capstar Communications' senior credit facility and will require refinancing at the effective time of the merger.

5. PENDING TRANSACTIONS

    On February 20, 1998, AMFM entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar Communications for an aggregate purchase price of $637,500. Pursuant to this agreement, the acquisition of KODA-FM was completed on May 29, 1998 for $143,250. On February 1, 1999, AMFM began operating WKNR-AM in Cleveland, a station owned by Capstar Communications, under a time brokerage agreement. The February 20, 1998 purchase agreement and the WKNR-AM time brokerage agreement will be terminated upon the completion of the Reorganization described in Note 4.

    On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including CMCLA stations WEDR-FM in Miami and WFOX-FM in Atlanta, Capstar Radio stations WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, and Capstar

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Communications stations WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th Capstar Communications station, WYBC-FM in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the Cox exchange will be consummated in the first quarter of 2000.

    On September 14, 1999, AMFM entered into an agreement to acquire radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5,150 payable in cash. KQOD-FM will become part of the Capstar Communications station portfolio. AMFM began programming KQOD-FM under a local marketing agreement on September 20, 1999. Although there can be no assurance, AMFM expects to complete the acquisition in the fourth quarter of 1999.

6. CONTINGENCIES

    On August 29, 1997, two lawsuits were commenced against Capstar Communications (formerly SFX Broadcasting, Inc.) and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the acquisition of Capstar Communications to the holders of the class A common stock of Capstar Communications was unfair and that the individual defendants breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the acquisition of Capstar Communications by Capstar Broadcasting or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the lawsuit. Pursuant to the settlement, Capstar Communications agreed not to seek an amendment to the Capstar Communications merger agreement with Capstar Broadcasting to reduce the consideration to be received by the stockholders of Capstar Communications in the Capstar Communications acquisition in order to offset the indemnity obligations of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. The settlement also provides for Capstar Communications to pay plaintiff's counsel an aggregate of $950, including all fees and expenses as approved by the court. The settlement is conditioned on court approval. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The parties expect to submit the settlement document soon to the court for its approval. There can be no assurance that the court will approve the settlement.

On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings, which allegedly holds 415,900 warrants, alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings, after payment of an $11.50 purchase price, to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In March 1999, the Chancery Court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant in addition to the $22.3725 in cash, after Noddings' payment of the $11.50 purchase price. Capstar Communications appealed to the Supreme Court of the State of Delaware. In September 1999, the Supreme Court affirmed the Chancery Court's decision.

    Capstar Communications is also involved in various other claims and lawsuits which are generally incidental to its business. Capstar Communications is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after

                  CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               (FORMERLY SFX BROADCASTING, INC. AND SUBSIDIARIES)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


June 15, 2000. Management does not anticipate that this statement will have a material impact on Capstar Communications' consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Capstar Communications is a large radio broadcaster in the United States operating primarily in mid-sized markets. As of November 1, 1999, Capstar Communications owned and operated, programmed or sold air time for 112 radio stations (83 FM and 29 AM) in 27 markets, including two radio stations programmed under time brokerage ("LMA") or joint sales agreements.

    On July 13, 1999, AMFM acquired Capstar Broadcasting through the merger (the "Merger") of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of AMFM. Capstar Communications is an indirect subsidiary of Capstar Broadcasting. The acquisition of Capstar Broadcasting by AMFM resulted in a change of control of Capstar Broadcasting and Capstar Communications. As a result of the Merger, Capstar Communications became an indirect subsidiary of AMFM.

    As a result of the Merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM common stock, or approximately 53.6 million shares of AMFM common stock in the aggregate. AMFM also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.3 million shares of AMFM common stock.

    AMFM accounted for its acquisition of Capstar Broadcasting as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of Capstar Communications and its subsidiaries for the period subsequent to July 13, 1999. The financial statements for Capstar Communications for the periods ended prior to July 13, 1999 were prepared using Capstar Communications' historical basis of accounting. The comparability of the operating results for the pre-merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 15 years.

    Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lower in the first and third calendar quarters and higher in the second and fourth calendar quarters of each year. Capstar Communications' operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made.

CLEAR CHANNEL MERGER

    On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction. Pursuant to the Telecommunications Act of 1996 and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest approximately 100 radio stations to obtain antitrust and Federal Communications Commission approval for the merger, including stations owned by Capstar Communications. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, AMFM expects that the Clear Channel merger will be consummated during the second half of 2000.

RESULTS OF OPERATIONS

    The following table presents summary historical condensed consolidated financial data of Capstar Communications for the three months and nine months ended September 30, 1998 and 1999 and should be read in conjunction with the consolidated financial statements of Capstar Communications and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

(dollars in thousands)

                                                     THREE MONTHS                   NINE MONTHS
                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                -----------------------      ------------------------
                                                   1998         1999           1998            1999
                                                ---------     ---------      ---------      ---------
Net revenues ..............................     $  96,734     $ 108,465      $ 253,912      $ 300,725
Operating expenses, excluding depreciation
  and amortization ........................        47,539        52,681        142,324        154,614
Depreciation, amortization, duopoly
  integration costs and acquisition-related
  costs ...................................        23,204        52,856         49,107        100,453
Corporate general and administrative ......         1,740         3,251          5,402          8,311
Settlement of options and warrants ........          --            --           74,199           --
Non-recurring and unusual charges,
  including adjustments to broadcast rights
  agreement................................          --            --           35,318           --
                                                ---------     ---------      ---------      ---------
Operating income (loss) ...................        24,251          (323)       (52,438)        37,347
Interest expense ..........................        14,377        13,637         52,887         40,514
Net income (loss) .........................         6,272       (13,611)      (208,214)        (6,919)

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

    Net revenues for the three months ended September 30, 1999 increased 12.1% to $108.5 million compared to $96.7 million for the third quarter of 1998. Operating expenses excluding depreciation and amortization increased 10.8% to $52.7 million for the three months ended September 30, 1999 compared to $47.5 million for the three months ended September 30, 1998. The increase in net revenues and operating expenses was attributable to the growth in the sale of time to local and national advertisers and overall operational improvements, as evidenced by the increase in Capstar Communications' direct operating margin from 50.9% for the three months ended September 30, 1998 to 51.4% for the three months ended September 30, 1999.

    Depreciation and amortization for the three months ended September 30, 1999 increased 127.8% to $52.9 million compared to $23.2 million for the same period in 1998 due to the effects of purchase accounting adjustments, including goodwill and related amortization, that were pushed down as a result of the Merger and are reflected in the financial statements of Capstar Communications and its subsidiaries for the period subsequent to July 13, 1999.

    Corporate general and administrative expenses for the three months ended September 30, 1999 increased 86.8% to $3.3 million compared to $1.7 million for the third quarter of 1998 primarily as a result of higher salary expense for additional staffing.

    As a result of the above factors, Capstar Communications incurred an operating loss of $0.3 million for the three months ended September 30, 1999 compared to operating income of $24.3 million for the third quarter of 1998.

    Interest expense for the three months ended September 30, 1999 decreased 5.1% to $13.6 million compared to $14.4 million in the same period in 1998 primarily due to lower overall levels of indebtedness.

    As a result of the above factors, Capstar Communications incurred a net loss of $13.6 million for the three months ended September 30, 1999 compared to net income of $6.3 million for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

    Net revenues for the nine months ended September 30, 1999 increased 18.4% to $300.7 million compared to $253.9 million for the nine months ended September 30, 1998. Operating expenses excluding depreciation and amortization increased 8.6% to $154.6 million for the nine months ended September 30, 1999 compared to $142.3 million for the nine months ended September 30, 1998. The increase in net revenues and operating expenses was attributable to growth in the sale of time to local and national advertisers and overall operational improvements, as evidenced by the increase in Capstar Communications' direct operating margin from 43.9% for the nine months ended September 30, 1998 to 48.6% for the nine months ended September 30, 1999.

    Depreciation and amortization for the nine months ended September 30, 1999 increased 104.6% to $100.5 million compared to $49.1 million for the same period in 1998 due to the effects of purchase accounting adjustments, including goodwill and related amortization, that were pushed down as a result of the Merger and are reflected in the financial statements of Capstar Communications and its subsidiaries for the period subsequent to July 13, 1999.

    Corporate general and administrative expenses for the nine months ended September 30, 1999 increased 53.9% to $8.3 million compared to $5.4 million for the nine months ended September 30, 1998 primarily as a result of higher salary expense for additional staffing. The settlement of options and warrants expense of $74.2 million for the nine months ended September 30, 1998 related to the settlement of all outstanding options and warrants in connection with the acquisition of Capstar Communications by Capstar Broadcasting.

    Capstar Communications recorded non-recurring and unusual charges of $35.3 million during the nine months ended September 30, 1998 which consisted of (i) $5.6 million of compensation expenses related to bonuses and options issued,
(ii) $1.4 million related to the settlement of lawsuits, (iii) $0.5 million related to the increase in value of certain stock appreciation rights, (iv) $16.6 million related to the consent solicitations from the holders of the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the holders of the Capstar Communications Series E Cumulative Exchangeable Preferred Stock in connection with the spin-off of the stock of SFX Entertainment, Inc. from Capstar Communications in April 1998, (v) $6.2 million of expenses, primarily legal, accounting and regulatory fees, associated with the acquisition of Capstar Communications by Capstar Broadcasting and the consent solicitations in connection with the spin-off of the stock of SFX Entertainment, Inc. and (vi) $5.0 million related to a brokers contract due upon a change in control.

    As a result of the above factors, Capstar Communications realized operating income of $37.3 million for the nine months ended September 30, 1999 compared to operating loss of $52.4 million for the nine months ended September 30, 1998.

        Interest expense for the nine months ended September 30, 1999 decreased 23.4% to $40.5 million compared to $52.9 for the nine months ended September 30, 1998 primarily due to lower overall levels of indebtedness.

    As a result of the above factors, Capstar Communications incurred a net loss of $6.9 million for the nine months ended September 30, 1999 compared to a net loss of $208.2 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Overview

    Capstar Communications historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and Capstar Communications anticipates that this will continue to be the case. Operating activities provided net cash of $49.8 million and $63.0 million for the nine months ended September 30, 1998 and 1999, respectively. Capstar Communications has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of its acquisition strategy.

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

Outstanding Debt and Preferred Stock

    The Merger resulted in a change of control with respect to the outstanding indebtedness (other than Capstar Broadcasting's credit facility) and preferred stock of Capstar Communications and its subsidiaries, and Capstar Communications offered to purchase the notes and the preferred stock from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount, accreted value or liquidation preference, as applicable, plus accrued and unpaid interest or dividends, as applicable. Capstar Communications made offers to purchase its outstanding notes and preferred stock and closed the acquisition of accepted tenders in August and September 1999. Capstar

Communications paid for the change of control offers out of cash from operating activities and Capstar Broadcasting's credit facility. Capstar Communications repurchased the following notes and preferred stock upon completion of the change of control offers:

     o $0.3 million, or 0.1%, of the aggregate outstanding principal amount of the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006;

     o $0.1 million, or 17.6%, of the aggregate outstanding principal amount of the 11 3/8% Capstar Communications Senior Subordinated Notes due 2000; and

     o 73 shares, or 0.005%, of the outstanding shares of 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock.

    Remaining amounts of outstanding debt and preferred stock are detailed below.

    10 3/4% Capstar Communications Notes and 11 3/8% Capstar Communications Notes. Capstar Communications has outstanding its 10 3/4% Senior Subordinated Notes due 2006 and its 11 3/8% Senior Subordinated Notes due 2000. Capstar Communications pays interest of approximately $15.8 million on its 10 3/4% Senior Subordinated Notes due 2006 semi-annually on May 15 and November 15 of each year and pays interest of approximately $27,000 on its 11 3/8% Senior Subordinated Notes due 2000 semi-annually on April 1 and October 1 of each year. As of October 31, 1999, the outstanding principal balances were approximately $293.8 million and $0.5 million on the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the 11 3/8% Capstar Communications Senior Subordinated Notes due 2000, respectively. On November 12, 1999, Capstar Communications completed a cash tender offer to acquire all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. Approximately $293.6 million in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $327.8 million plus accrued interest of $15.2 million. The repurchase was funded with borrowings under the senior credit facility of Chancellor Media Corporation of Los Angeles ("CMCLA"), an indirect subsidiary of AMFM.

    12 5/8% Capstar Communications Series E Preferred Stock. Capstar Communications has outstanding its 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Capstar Communications is required to pay dividends on its 12 5/8% Series E Cumulative Exchangeable Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend in additional shares. However, Capstar Communications intends to pay all future dividends in cash. As of October 31, 1999, 1,430,989 shares of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends. On October 12, 1999, Capstar Communications commenced a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006. If at least a majority of the holders consent to the proposed modifications, then consenting holders of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock will be entitled to receive consent payments of $0.25 per share of 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock. If the requisite consents are obtained and certain other conditions are satisfied, Capstar Communications intends to exchange the outstanding shares of its 12 5/8% Series E Cumulative Exchangeable Preferred Stock for its 12 5/8% Senior Subordinated Exchange Debentures due 2006 in November 1999.

    In May 1998, Capstar Communications entered into a loan for approximately $441.4 million with Capstar Radio, which is payable on the earlier of demand or May 31, 2005. The loan consists of a $1.4 billion revolver. Borrowings under the loan bear interest at the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto. Interest is payable quarterly commencing on August 31, 1998, and thereafter on the last day of each November, February, May and August during the term of the loan and at maturity. Advances under the loan may be made only if, among other things, at the time such advance is made (both before and after giving effect thereto) such additional indebtedness is permitted pursuant to the terms of the indenture governing the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the certificate of designation governing the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock. As of September 30, 1999, Capstar Communications had borrowings of approximately $331.2 million outstanding under the loan with a weighted average effective interest rate of 7.13% per annum. During the nine months ended September 30, 1999, Capstar Communications paid approximately $19.0 million in interest to Capstar Radio.

Change in Legal Structure and Refinancing

    Through a series of related transactions, including capital contributions of stock and mergers of subsidiaries, AMFM intends to combine the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into fewer entities (the "Reorganization"). After completion of the Reorganization, Capstar Partners will be a wholly-owned subsidiary of Chancellor Mezzanine Holdings Corporation ("Chancellor Mezzanine", to be renamed AMFM Holdings Inc.), a wholly-owned subsidiary of AMFM, and Capstar Communications will assume and/or be liable for all of its remaining outstanding bonds, as well as the bonds and bank indebtedness of Capstar Radio and CMCLA, which will be combined with Capstar Communications in the fourth quarter of 1999. The Reorganization also includes the tender offer for the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the possible exchange of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock for 12 5/8% Capstar Communications Senior Subordinated Debentures due 2006 described above. The Reorganization is expected to be completed during the fourth quarter of 1999.

    Also as part of the Reorganization, AMFM intends to refinance CMCLA's senior credit facility and Capstar Broadcasting's credit facility with a new credit facility. Several banks entered into a commitment letter with CMCLA on November 3, 1999 and agreed to provide Capstar Communications with a senior credit facility. AMFM expects that Capstar Communications' senior credit facility will be entered into in November 1999. Capstar Communications' senior credit facility will include commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities may be used to repay the existing credit facilities of CMCLA and Capstar Broadcasting, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of Capstar Communications will mature two years after the date of Capstar Communications' senior credit facility. No scheduled amortization of principal will be required prior to maturity. Both the revolving loan facility and the term loan facility of Capstar Communications will bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate will be determined by reference to Capstar Communications' ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins will be fixed at .50% and 1.50%, respectively, until delivery of Capstar Communications' financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Capstar Communications' senior credit facility will be guaranteed by most of the direct and indirect subsidiaries, other than Capstar Communications, of Chancellor Mezzanine, and will be secured by (a) a non-recourse pledge of the stock of Chancellor Mezzanine, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of Capstar Communications and most of the subsidiaries of Capstar Communications, and (d) a pledge of the common stock of Lamar Advertising Company, an equity investment currently held by AMFM, to be held by Capstar Communications after the Reorganization. Capstar Communications' senior credit facility will be subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel will be an event of default under Capstar Communications' senior credit facility and will require refinancing at the effective time of the merger.

Pending Transactions

    On February 20, 1998, AMFM entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar Communications for an aggregate purchase price of $637.5 million. Pursuant to this agreement, the acquisition of KODA-FM was completed on May 29, 1998 for $143.3 million. AMFM began programming the remaining ten stations under time brokerage agreements on May 29, 1998. On February 1, 1999, AMFM began operating WKNR-AM in Cleveland, a station owned by Capstar Communications, under a time brokerage agreement. During the nine months ended September 30, 1999, CMCLA paid Capstar Broadcasting approximately $37.1 million in LMA fees. The February 20, 1998 purchase agreement and the WKNR-AM time brokerage agreement will be terminated upon the completion of the pending Reorganization.

    On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox in exchange for 13 of its radio stations including CMCLA stations WEDR-FM in Miami and WFOX-FM in Atlanta, Capstar Radio stations WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, and Capstar Communications stations WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th Capstar Communications station, WYBC-FM in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the Cox exchange will be consummated in the first quarter of 2000.

    On September 14, 1999, AMFM entered into an agreement to acquire radio station KQOD-FM in Stockton, California from Carson Group, Inc. for a purchase price of $5.2 million payable in cash. KQOD-FM will become part of the Capstar Communications station portfolio. AMFM began programming KQOD-FM under a local marketing agreement on September 20, 1999. Although there can be no assurance, AMFM expects to complete the acquisition in the fourth quarter of 1999.

    Consummation of each of the transactions discussed above is subject to various conditions, including approval from the FCC, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. AMFM believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

    The principal liquidity requirements of Capstar Communications and its subsidiaries (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Capstar Communications believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under Capstar Broadcasting's credit facility, should be sufficient to permit Capstar Communications to meet its obligations.

    In the future, Capstar Communications may require additional financing, either in the form of additional debt or equity securities. Capstar Communications evaluates potential acquisition opportunities on an ongoing basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations and other assets. Capstar Communications expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

FORWARD-LOOKING STATEMENTS

    Certain statements used in the preceding and following discussion and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of Capstar Communications are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of Capstar Communications, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

    These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of Capstar Communications; the restrictions imposed on Capstar Communications and its subsidiaries by the agreements governing its debt instruments; the competitive nature of the radio broadcasting and new media businesses; the potential adverse effects on licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; potential adverse effects of the Year 2000 issue; and the control of Capstar Communications by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

    Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. Capstar Communications undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that this statement will have a material impact on Capstar Communications' consolidated financial statements.

YEAR 2000 ISSUE

    Background. The Year 2000 issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

    State Of Readiness. The Company has substantially completed an inventory and assessment of its systems and operations to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrent with its company-wide assessment, the Company has developed and is in the process of implementing its Year 2000 compliance program. The Company is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Year 2000 compliance.

    The Company has identified its corporate financial reporting and radio broadcasting operations (including advertising scheduling and billing systems) systems as its mission critical systems to evaluate for Year 2000 compliance. The Company has received Year 2000 compliance certificates from these application vendors indicating that they are Year 2000 compliant. The Company is in the process of testing these systems to ensure their Year 2000 compliance. In addition, the Company had identified StarSystem(TM), its digital automation systems, as one of its critical systems. Management of Capstar Broadcasting had determined that the software underlying StarSystem(TM) is Year 2000 compliant, but is dependent on the systems of the Company's telecommunications service providers, over which the Company has no control. The Company has been assured by its vendors that its other digital automation systems are Year 2000 compliant. The Company has tested substantially all of these systems to ensure their Year 2000 compliance.

    The list of the Company's mission critical systems may be expanded upon completion of its inventory and assessment. As part of its acquisition and consolidation strategy, the Company also assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Year 2000 compliant systems.

    Third Party Relationships. In addition to identifying, assessing and remediating or replacing its mission critical systems, the Company continues to assess its exposure from external sources to Year 2000. The Company relies on third party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of the Company. The ability of third parties with which the Company does business to adequately address their Year 2000 issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company has sent questionnaires to many of its third party providers, and continues to do so, asking them to update the Company on the status of their Year 2000 compliance. Until all questionnaires are returned and reviewed, the Company will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If the Company does not receive reasonable assurance regarding Year 2000 compliance from any provider of these services, the Company will then develop contingency plans, to the extent possible, to address its exposure.

    Costs. Costs specifically associated with the Company's Year 2000 efforts are currently expected to be approximately $1.3 million, of which $1.1 million has been incurred to date. These cost estimates are subject to change once the Company has fully assessed its systems and as responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under AMFM's credit facilities.

    Risks. The Company is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Year 2000 noncompliance of the Company's systems or the systems of third parties. Initially, the Company believes that the failure of its radio broadcast systems and the temporary loss of power at some of its stations due to Year 2000 noncompliance are the most reasonably likely worst case scenarios. Most of the Company's stations and transmitter sites currently have on-site generators in the event of power outages. As part of the Company's capital improvement program, management has begun installation of generators at many of its remaining stations and transmitter sites. The Company believes that the upgrade of the hardware on its existing radio broadcast systems and the installation of generators at most of its stations will resolve possible material disruptions in its business operations that would result from such risks. The Company may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from the remaining third party vendors and service providers.

    Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of the Year 2000 issue. Management presently believes, however, that the Company is taking appropriate steps to assess and control its Year 2000 issues. The Company cannot guarantee that there will be no Year 2000 issues in spite of these efforts. If the Company does not complete all phases of its Year 2000 compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Year 2000 issue could have a material adverse impact on the Company's results of operations and financial condition.

    Contingency Plans. The Company has developed contingency plans to mitigate the possible disruption in business operations that may result from the Company's systems or the systems of third parties that are not Year 2000 compliant. The Company is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will update the level of contingency plans necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Management monitors and evaluates changes in market conditions on a regular basis. Based upon a review of information available as of Capstar Communications' most recent interim balance sheet, management of Capstar Communications has determined that there have been no material changes in market risks since year end. For further information regarding market risk as of year end, refer to Capstar Communications' Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 29, 1997, two lawsuits were commenced against Capstar Communications (formerly SFX Broadcasting, Inc.) and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the acquisition of Capstar Communications to the holders of the class A common stock of Capstar Communications was unfair and that the individual defendants breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the acquisition of Capstar Communications by Capstar Broadcasting or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the lawsuit. Pursuant to the settlement, Capstar Communications agreed not to seek an amendment to the Capstar Communications merger agreement with Capstar Broadcasting to reduce the consideration to be received by the stockholders of Capstar Communications in the Capstar Communications acquisition in order to offset the indemnity obligations of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. The settlement also provides for Capstar Communications to pay plaintiff's counsel an aggregate of approximately $1.0 million, including all fees and expenses as approved by the court. The settlement is conditioned on court approval. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. The parties expect to submit the settlement document soon to the court for its approval. There can be no assurance that the court will approve the settlement.

    On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings, which allegedly holds 415,900 warrants, alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings, after payment of an $11.50 purchase price, to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc., a former subsidiary of Capstar Communications. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In March 1999, the Chancery Court held that Noddings is entitled to 0.2983 shares of SFX Entertainment, Inc. stock per warrant in addition to the $22.3725 in cash, after Noddings' payment of the $11.50 purchase price. Capstar Communications appealed to the Supreme Court of the State of Delaware. In September 1999, the Supreme Court affirmed the Chancery Court's decision.

    Capstar Communications is also involved in various other claims and lawsuits which are generally incidental to its business. Capstar Communications is vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On November 12, 1999, Capstar Communications completed an offer to purchase all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. In connection with the tender offer, holders of not less than 75 percent in aggregate principal amount of the 10 3/4% Senior Subordinated Notes due 2006 consented to certain amendments to the indenture governing the notes, and the material restrictive covenants in the indenture were deleted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 12, 1999, Capstar Communications completed an offer to purchase all of its outstanding 10 3/4% Senior Subordinated Notes due 2006. In connection with the tender offer, holders of not less than 75 percent in aggregate principal amount of the 10 3/4% Senior Subordinated Notes due 2006 consented to certain amendments to the indenture governing the notes, and the material restrictive covenants in the indenture were deleted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------

         2.1(a) Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU Merger Sub, Inc. and AMFM Inc.

         27.1*    Financial Data Schedule.

-------------
*   Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of AMFM Inc., dated October 2, 1999 and filed on October 5, 1999, File No. 001-15145.

         (b) Reports on Form 8-K

         1. Current Report on Form 8-K (Items 1 and 7), dated July 13, 1999 and filed July 22, 1999, announcing (i) the change in control of Capstar Communications as a result of the acquisition by AMFM and (ii) the appointment of R. Gerald Turner to AMFM's Board of Directors.

         2. Current Report on Form 8-K (Items 5 and 7), dated August 27, 1999 and filed September 16, 1999, announcing the completion of Capstar Communications' change of control offer to purchase for cash all of its outstanding 10 3/4% Senior Subordinated Notes due 2006, 11 3/8% Senior Subordinated Notes due 2000 and 12 5/8% Series E Cumulative Exchangeable Preferred Stock due October 31, 2006.

         3. Current Report on Form 8-K (Items 5 and 7), dated September 27, 1999 and filed September 27, 1999, announcing the commencement of (i) a tender offer to purchase for cash all of its outstanding 10 3/4% Senior Subordinated Notes due 2006 and (ii) the solicitation of consents to proposed amendments to eliminate certain restrictive covenants and to amend certain other provisions of the indenture to which the 10 3/4% Senior Subordinated Notes due 2006 were issued.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPSTAR COMMUNICATIONS, INC.



                                       By: /s/ W. SCHUYLER HANSEN
                                           -------------------------------------
                                       W. Schuyler Hansen
                                       Senior Vice President and Chief
                                       Accounting Officer
Date: November 12, 1999

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
         2.1(a)   Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU Merger Sub,
                  Inc. and AMFM Inc.

         27.1*    Financial Data Schedule.

----------

*   Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of AMFM Inc., dated October 2, 1999 and filed on October 5, 1999, File No. 001-15145.