Form 10-Q
period 2000-06-30
AMFM OPERATING INC
filed 2000-08-14
CIK 908612

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2000, 1,040 shares of common stock of the Registrant's common stock were outstanding.


================================================================================

                                      INDEX

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
            PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements..............................................................      3
            Condensed Consolidated Balance Sheets (unaudited).................................      3
            Condensed Consolidated Statements of Operations (unaudited).......................      4
            Condensed Consolidated Statements of Cash Flows (unaudited).......................      5
            Notes to Condensed Consolidated Financial Statements (unaudited)..................      6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................     12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk........................     19
            PART II. OTHER INFORMATION
Item 1.     Legal Proceedings.................................................................     20
Item 6.     Exhibits and Reports on Form 8-K..................................................     21
            Signature.........................................................................     22

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                   DECEMBER 31,        JUNE 30,
                                                                                       1999              2000
                                                                                   ------------      ------------
                                                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................................     $     14,634      $     40,577
  Accounts receivable, less allowance for doubtful accounts of $21,428 in 1999
    and $27,000 in 2000 ......................................................          531,818           547,935
  Other current assets .......................................................           95,358            61,789
                                                                                   ------------      ------------
         Total current assets ................................................          641,810           650,301
Property and equipment, net ..................................................          471,051           442,661
Intangible assets, net .......................................................       10,352,530         9,902,702
Investments in non-consolidated affiliates ...................................        1,103,442         1,058,154
Other assets, net ............................................................          251,036           239,028
                                                                                   ------------      ------------
                                                                                   $ 12,819,869      $ 12,292,846
                                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses ......................................     $    290,577      $    267,187
Long-term debt ...............................................................        5,644,517         5,347,310
Deferred tax liabilities .....................................................        1,716,441         1,646,968
Other liabilities ............................................................           60,154            49,052
                                                                                   ------------      ------------
         Total liabilities ...................................................        7,711,689         7,310,517
                                                                                   ------------      ------------
Commitments and contingencies
Stockholder's equity:

  Common stock, $.01 par value. 200,000 shares authorized; 1,040 shares issued
   and outstanding ...........................................................                1                 1
  Paid-in capital ............................................................        5,555,926         5,631,532
  Accumulated deficit ........................................................         (447,747)         (649,204)
                                                                                   ------------      ------------
         Total stockholder's equity ..........................................        5,108,180         4,982,329
                                                                                   ------------      ------------
                                                                                   $ 12,819,869      $ 12,292,846
                                                                                   ============      ============


     See accompanying notes to condensed consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ----------------------------      ----------------------------
                                                             JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                               1999             2000             1999             2000
                                                            -----------      -----------      -----------      -----------
Gross revenues ........................................     $   490,720      $   722,825      $   884,843      $ 1,311,709
  Less agency commissions .............................          56,574           84,924          100,432          152,538
                                                            -----------      -----------      -----------      -----------
     Net revenues .....................................         434,146          637,901          784,411        1,159,171
Operating expenses ....................................         219,258          318,485          427,768          626,573
Depreciation and amortization .........................         145,139          220,260          292,883          429,827
Corporate general and administrative ..................          12,798           14,010           30,612           29,312
Non-cash compensation .................................              --              957               --           35,835
Merger and non-recurring costs ........................              --            7,831           16,344           18,946
                                                            -----------      -----------      -----------      -----------
    Operating income ..................................          56,951           76,358           16,804           18,678
Interest expense, net .................................          87,719          108,998          172,111          222,886
Gain on disposition of assets .........................         (12,488)          (8,285)         (12,406)         (31,104)
Gain on disposition of representation contracts .......          (5,168)            (772)          (8,853)         (16,989)
                                                            -----------      -----------      -----------      -----------
    Loss before income taxes ..........................         (13,112)         (23,583)        (134,048)        (156,115)
Income tax expense (benefit) ..........................           2,777           (5,298)         (24,190)         (11,609)
                                                            -----------      -----------      -----------      -----------
  Loss before equity in net loss of affiliates
   and extraordinary item .............................         (15,889)         (18,285)        (109,858)        (144,506)
Equity in net loss of affiliates ......................             200           22,960              200           47,591
                                                            -----------      -----------      -----------      -----------
  Loss before extraordinary item ......................         (16,089)         (41,245)        (110,058)        (192,097)
Extraordinary loss, net of income tax benefit .........              --            6,255               --           12,349
                                                            -----------      -----------      -----------      -----------
  Net loss attributable to common stock ...............     $   (16,089)     $   (47,500)     $  (110,058)     $  (204,446)
                                                            ===========      ===========      ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                      ------------------------
                                                                       JUNE 30,       JUNE 30,
                                                                         1999          2000
                                                                      ---------      ---------
Net cash provided by operating activities .......................     $  71,886      $ 247,074
                                                                      ---------      ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired ............................      (364,608)        (5,255)
  Proceeds from sale of assets ..................................        44,085        101,076
  Purchases of property and equipment ...........................       (17,685)       (20,968)
  Construction of advertising structures ........................       (16,687)            --
  Payments made for purchases of representation contracts .......       (16,249)       (13,704)
  Payments received from sales of representation contracts ......        10,914          9,323
  Other .........................................................       (20,007)        (2,151)
                                                                      ---------      ---------
          Net cash provided by (used by) investing activities ...      (380,237)        68,321
                                                                      ---------      ---------
Cash flows from financing activities:
  Proceeds of long-term debt ....................................       427,000        362,500
  Payments on long-term debt ....................................      (103,000)      (677,378)
  Contributions from parent .....................................        20,466         39,413
  Dividends to parent ...........................................       (12,835)        (9,453)
  Distributions to parent .......................................       (13,151)        (4,534)
                                                                      ---------      ---------
          Net cash provided by (used by) financing activities ...       318,480       (289,452)
                                                                      ---------      ---------
Increase in cash and cash equivalents ...........................        10,129         25,943
Cash and cash equivalents at beginning of period ................        12,256         14,634
                                                                      ---------      ---------
Cash and cash equivalents at end of period ......................     $  22,385      $  40,577
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

2. CLEAR CHANNEL MERGER

     On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM's common stock held on the closing date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. On April 26, 2000 and April 27, 2000, stockholders of both companies approved the merger. On July 20, 2000, the U.S. Department of Justice preliminarily cleared the merger after AMFM and Clear Channel agreed to divest approximately 100 stations in 27 markets and also to dispose of the Company's approximate 30% equity interest in Lamar Advertising Company ("Lamar"). AMFM and Clear Channel are currently negotiating a consent decree with the U.S. Department of Justice documenting the agreement reached. To date, the Company and Clear Channel have signed

                      AMFM OPERATING INC. AND SUBSIDIARIES
definitive agreements to sell approximately 100 radio stations for aggregate proceeds of approximately $4.2 billion. Of these stations, 58 are owned and operated by the Company. As the transaction is currently structured, a further seven stations currently owned by the Company will be put into trust until the eventual sale of these stations can be approved by the various regulatory agencies. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining final regulatory approvals and other closing conditions. It is expected that the merger will be consummated during the third quarter of 2000. The accompanying financial statements do not include any adjustments related to the merger and divestitures.

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

     On June 30, 2000, the Company sold radio station KSKY-AM in Dallas in exchange for radio station KPRZ-FM (now known as KMOM-FM) in Colorado Springs plus $7,500 in cash from Bison Media, Inc. and recorded a preliminary pre-tax gain of approximately $8,300.

     The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

     A summary of the net assets acquired in the six-month period ended June 30, 2000 follows:

                                            SIX MONTHS
                                              ENDED
                                             JUNE 30,
                                               2000
                                            ----------
Property and equipment .................     $   808
Intangible assets ......................       9,947
                                             -------
          Total net assets acquired ....      10,755
Less:
   Assets transferred in exchange ......       5,500
                                             -------
          Cash paid for acquisitions ...     $ 5,255
                                             =======

    The unaudited pro forma condensed consolidated results of operations data for the six months ended June 30, 1999 and 2000, as if the acquisitions and dispositions through June 30, 2000 occurred at January 1, 1999, follow:

                                                   SIX MONTHS ENDED
                                             ----------------------------
                                               JUNE 30,         JUNE 30,
                                                 1999             2000
                                             -----------      -----------
Net revenues ...........................     $   966,174      $ 1,158,631
Loss before extraordinary item .........        (247,805)        (191,108)
Net loss ...............................        (247,805)        (203,457)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

                      AMFM OPERATING INC. AND SUBSIDIARIES

     (b) Pending Transaction

     On August 30, 1999, the Company entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 Company stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, the Company expects that the Cox exchange will be consummated during the third quarter of 2000.

4. REDEMPTIONS OF DEBT

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

     On June 2, 2000, the Company completed a cash tender offer to acquire its outstanding 10 1/2% Senior Subordinated Notes due 2007. Prior to the initiation of the tender offer, the Company received the irrevocable consent of the holder of the majority of the notes to certain amendments, which eliminated most of the restrictive covenants and certain other provisions of the indenture pursuant to which the notes were issued. Approximately $99,400 in aggregate principal amount of the notes, representing 99.4% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of approximately $112,995, which included the principal amount of the notes of $99,400, premiums on the repurchase of the notes of $9,592, accrued and unpaid interest on the notes from January 16, 2000 through June 1, 2000 of $3,972 and other transaction costs of $31. An extraordinary change of $6,255 (net of a tax benefit of $3,368) was recorded in connection with the redemption. On June 29, 2000, the Company purchased an additional $100 principal amount of the 10 1/2% Senior Subordinated Notes due 2007 for an aggregate purchase price of approximately $114.

5. CONTINGENCIES

     On July 24, 1998, in connection with Capstar Broadcasting Corporation's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depositary shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depositary stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On April 30, 1999, the acquisition of Triathlon closed. On May 26, 2000, the parties signed a Stipulation Settlement that provided for a proposed settlement of the lawsuit. That proposed settlement is subject to court approval. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. At the time of the acquisition, there were approximately 5.8 million depositary shares outstanding. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $150. On July 11, 2000, the court preliminarily approved the proposed settlement. The court has set a fairness hearing for the proposed settlement for August 29, 2000. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

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

                      AMFM OPERATING INC. AND SUBSIDIARIES

     On April 11, 2000, an action was commenced in New York Supreme Court, New York County, by Interep National Radio Sales, Inc. seeking $47,118 in damages, plus interest, from Clear Channel Communications, Inc. and $19,691 in damages, plus interest, from Katz Communications, Inc., a co-defendant and an indirect wholly-owned subsidiary of the Company. The complaint alleges, among other things, that Clear Channel wrongfully terminated a February 3, 1996 agreement between Clear Channel and Interep under which Interep agreed to act as Clear Channel's exclusive advertising representative by procuring advertising time on Clear Channel's radio stations and also under which Interep, Clear Channel and Katz executed certain "triparty agreements" in which Interep agreed to buy out the existing representation agreement of Clear Channel's then current representative, Katz, for $23,000. The complaint also alleges that Interep's representation agreement, by its terms, could not be terminated by Clear Channel until February 1, 2005 and that Clear Channel's November 30, 1999 termination of Interep constituted a breach of the representation agreement. The complaint alleges further that Clear Channel and Katz continue to demand that Interep make all buy out payments to Katz as set forth in the various triparty agreements. $5,188 of the requested damages correspond to buyouts in excess of the pro rata amount attributable to the time Interep had the right to represent the bought out stations and $280 of the requested damages correspond to a refund of a portion of a "signing bonus" paid by Interep to Clear Channel upon the execution of Interep's representation agreement. The complaint does not specify the basis for the remaining damages sought by Interep. Although this matter is in the early stages of litigation, Katz has pending before the Court a motion to dismiss entirely all the claims asserted by Interep against it.

     On July 13, 2000, a lawsuit was filed in the Supreme Court of the State of New York, County of Westchester by plaintiff Charles E. Armstrong against AMFM Inc. and AMFM Interactive, Inc. The complaint alleges that AMFM Inc. and AMFM Interactive, Inc. breached an alleged employment agreement and also an alleged agreement to issue stock options to the plaintiff. The plaintiff seeks a declaration regarding his rights and obligations under the alleged employment agreement and compensatory and punitive damages in excess of $50,000. AMFM Inc. and AMFM Interactive, Inc. deny the existence of any employment agreement, and also deny that they have breached any agreement to issue stock options to Mr. Armstrong. AMFM Inc. and AMFM Interactive, Inc. are vigorously defending the action.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

6. NON-CASH COMPENSATION

     The Company recorded non-cash compensation of $35,835 during the six months ended June 30, 2000 primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of the Company's market strategy.

7. MERGER AND NON-RECURRING COSTS

     Merger and non-recurring costs consist of the following:

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                              -------------------     -------------------
                              JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                1999        2000        1999        2000
                              -------     -------     -------     -------
Severance(a) ............     $    --     $   914     $12,196     $ 9,313
Merger and other(b) .....          --       6,917       4,148       9,633
                              -------     -------     -------     -------
                              $    --     $ 7,831     $16,344     $18,946
                              -------     =======     =======     =======

----------

(a)  1999

     On March 15, 1999, the Company announced an executive realignment and recorded a charge of $12,196 for executive severance and other costs.

                      AMFM OPERATING INC. AND SUBSIDIARIES

     2000

     On February 16, 2000, the Company announced the retirement of James E. de Castro as Vice-Chairman of AMFM Inc., President and Chief Executive Officer of AMFM Radio Group and Chairman and Chief Executive Officer of AMFM Interactive, Inc., effective February 18, 2000. In connection with Mr. de Castro's retirement, the Company recorded a charge of $5,340 for severance costs.

     In 1999, the Company announced its market strategy, whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel, consisting primarily of operating personnel, have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. During the three months and six months ended June 30, 2000, the Company incurred costs of $914 and $3,973, respectively, of which $603 and $3,240 related to personnel costs. At June 30, 2000, $7,294 of the total costs incurred to date were accrued and are expected to be paid during the remainder of 2000.

(b)  1999

     The Company assigned its contract to acquire Petry Media Corporation ("Petry") to LIN Television Corporation and recorded a charge of $4,148 to write off transaction costs incurred in connection with the Petry transaction.

     2000

     During the three months and six months ended June 30, 2000, the Company incurred costs of $5,141 and $6,804, respectively, related to the Clear Channel merger, developmental costs of $1,044 and $2,097, respectively, related to the Galaxy(TM) system, AMFM's proprietary traffic system, and other non-recurring charges of $732.

8. SEGMENT DATA

     During the six months ended June 30, 1999, the Company conducted business in three distinct operating segments consisting of radio broadcasting, new media and outdoor advertising. Following the sale of the Company's outdoor advertising business to Lamar on September 15, 1999, the Company operates in only the radio broadcasting and new media segments. Separate financial data for each of the Company's operating segments is provided below. The Company evaluates the performance of its segments based on the following:

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     --------------------------     --------------------------
                                                      JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                        1999            2000           1999            2000
                                                      --------        --------       --------        --------
AMFM Radio Group -- radio broadcasting:

  Net revenues .................................     $  334,406      $  589,105     $  596,185      $1,069,811
  Operating expenses ...........................        162,861         290,865        316,982         570,527
  Depreciation and amortization ................        101,419         202,837        206,101         395,164
  Merger and non-recurring costs ...............             --             794             --           9,181
  Operating income .............................         66,031          92,167         65,733          89,425
AMFM New Media Group -- media representation:

  Net revenues .................................         48,841          59,976         88,536         109,760
  Operating expenses ...........................         32,503          38,800         63,251          76,446
  Depreciation and amortization ................          7,685          11,153         15,468          22,224
  Merger and non-recurring costs ...............             --           1,044             --           2,097
  Operating income .............................          7,135           6,267          6,791           3,453
Chancellor Outdoor Group -- outdoor advertising:

  Net revenues .................................         57,288              --        110,889              --
  Operating expenses ...........................         30,283              --         58,734              --
  Depreciation and amortization ................         32,131              --         63,527              --
  Merger and non-recurring costs ...............             --              --             --              --
  Operating loss ...............................         (8,185)             --        (17,256)             --

                      AMFM OPERATING INC. AND SUBSIDIARIES

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

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      -------------------     -------------------
                                                                      JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                       1999        2000        1999         2000
                                                                      -------     -------     -------     -------
Intersegment net revenues .......................................     $ 6,389     $11,180     $11,199     $20,400
Intersegment operating expenses .................................       6,389      11,180      11,199      20,400
Unallocated depreciation and amortization .......................       3,904       6,270       7,787      12,439
Unallocated corporate general and administrative expenses .......       4,126       8,856      14,333      18,258
Unallocated non-cash compensation ...............................          --         957          --      35,835
Unallocated merger and non-recurring costs ......................          --       5,993      16,344       7,668

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, Accounting for Stock Issued to Employees. The provisions of this Interpretation became effective July 1, 2000. Due to the terms of certain options previously granted, the Company will record a non-cash charge upon consummation of the Clear Channel merger regardless of the new Interpretation. The size of such charge is not presently determinable since it will be based on, among other things, the fair value of AMFM's common stock on the day of the merger. On July 5, 2000, AMFM amended its stock option plans to provide that all unvested options will accelerate and vest for employees terminated as a result of the pending AMFM/Clear Channel merger. Further, those employees will have the remainder of the term of the option to exercise. As a result of the Interpretation, the amendments have no accounting impact until an event of termination occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     AMFM Operating Inc. together with its subsidiaries ("AMFM Operating" or the "Company") is an indirect wholly-owned subsidiary of AMFM Inc. (together with its subsidiaries, "AMFM"), a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of the Company's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, the Company owns an approximate 30% equity (11% voting) interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States, which AMFM has agreed with the U.S. Department of Justice to dispose of after the merger with Clear Channel. As of June 30, 2000, the Company owned and operated, programmed or sold air time for 442 radio stations (319 FM and 123 AM) in 100 markets in the United States, including nine radio stations programmed under time brokerage or joint sales agreements. The Company also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from the Company's portfolio of stations) and the Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations.

     See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in the Form 10-Q for additional information on the Company's operating segments as of June 30, 2000.

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

     The Company's results of operations for the three months and six months ended June 30, 2000 are not comparable to the results of operations for the three months and six months ended June 30, 1999 due to the impact of the Corporate Reorganization and the

Company's various acquisitions and dispositions. In addition to the Capstar merger and the Corporate Reorganization, the Company completed the following transactions from July 1, 1999 through June 30, 2000:

     o the disposition of the Company's entire outdoor advertising business to Lamar on September 15, 1999;

     o the acquisition of eight radio stations (seven FM and one AM) for approximately $115.5 million in cash;

     o the disposition of 13 radio stations (ten FM and three AM) for approximately $95.1 million in cash; and

     o the disposition of one AM radio station in exchange for one FM radio station and approximately $7.5 million in cash.

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

CLEAR CHANNEL MERGER

     On October 2, 1999, AMFM and Clear Channel agreed to a merger that will create one of the largest out-of-home media companies reaching local, national and international consumers through a complementary portfolio of radio stations, radio broadcast networks, outdoor advertising displays and television stations and a growing presence in the Internet and media representation business. If the merger is completed, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction and AMFM will become a wholly-owned subsidiary of Clear Channel. On April 26, 2000 and April 27, 2000, stockholders of AMFM and Clear Channel approved the merger. On July 20, 2000, the U.S. Department of Justice preliminarily cleared the merger after AMFM and Clear Channel agreed to divest approximately 100 stations in 27 markets and also to dispose of the Company's approximate 30% equity interest in Lamar. AMFM and Clear Channel are currently negotiating a consent decree with the U.S. Department of Justice documenting the agreement reached. To date, the Company and Clear Channel have signed definitive agreements to sell approximately 100 radio stations for aggregate proceeds of approximately $4.2 billion. Of these stations, 58 are owned and operated by the Company. As the transaction is currently structured, a further seven stations currently owned by the Company will be put into trust until the eventual sale of these stations can be approved by the various regulatory agencies. Completion of these sales is subject to the completion of the Clear Channel merger, obtaining final regulatory approvals and other closing conditions. It is expected that the merger will be consummated during the third quarter of 2000. The Company cannot give any assurance that the merger will be completed on the terms agreed to on October 2, 1999 or at all because there are many conditions to the merger that are not within the Company's control. The accompanying financial statements do not include any adjustments related to the merger and divestitures.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

     AMFM Radio Group net revenues for the three months ended June 30, 2000 increased 76.2% to $589.1 million compared to $334.4 million for the three months ended June 30, 1999. AMFM Radio Group operating expenses for the three months ended June 30, 2000 increased 78.6% to $290.9 million compared to $162.9 million for the second quarter of 1999. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein. Additional factors contributing to the increase included higher revenues from dot-com clients and the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999. On a pro forma basis for all stations owned and operated as of June 30, 2000, net revenues increased 18.2% during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 and pro forma net operating expenses increased 10.5%.

     AMFM New Media Group net revenues for the three months ended June 30, 2000 increased 22.8% to $60.0 million compared to $48.8 million for the three months ended June 30, 1999. AMFM New Media Group operating expenses for the three months ended June 30, 2000 increased 19.4% to $38.8 million compared to $32.5 million for the second quarter of 1999. This increase is primarily attributable to Katz, which experienced an increase in net revenues for the three months ended June 30, 2000 of 17.3% to $57.3 million compared to $48.8 million for the second quarter of 1999 due to a growth in new business and an overall growth in both radio and television advertising spending. Additionally, Prophet Systems, which was acquired in 1999 in conjunction with the Capstar merger and provides the hardware necessary for the utilization of StarSystem(TM), generated $2.7 million in revenues during the second quarter of 2000 from the sale of hardware to third parties.

     The Company's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc. and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, the Company completed the sale of its outdoor advertising business to Lamar. The Company's outdoor advertising business had net revenues of $57.3 million and operating expenses of $30.3 million for the three months ended June 30, 1999.

     Depreciation and amortization for the three months ended June 30, 2000 increased 51.8% to $220.3 million compared to $145.1 million for the second quarter of 1999. The increase is due to the impact of the acquisitions completed during 1999 and through June 30, 2000.

     Corporate general and administrative expenses for the three months ended June 30, 2000 increased 9.5% to $14.0 million compared to $12.8 million for the second quarter of 1999 primarily due to increases in properties and staff related to acquisitions.

     During the three months ended June 30, 2000, the Company recorded merger and non-recurring costs of $0.9 million related to the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy, $5.1 million related to the Clear Channel merger, and other costs of $1.8 million including developmental costs associated with the Galaxy(TM) system, the Company's proprietary traffic system.

     As a result of the above factors, the Company realized operating income of $76.4 million for the three months ended June 30, 2000 compared to operating income of $57.0 million for the second quarter of 1999.

     Net interest expense for the three months ended June 30, 2000 increased 24.3% to $109.0 million compared to $87.7 million for the same period in 1999. The net increase was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein offset by cash proceeds of approximately $720.0 million received upon the sale of the Company's outdoor advertising business to Lamar on September 15, 1999 and cash proceeds from other various dispositions discussed elsewhere herein; (ii) additional debt recorded in connection with the Capstar merger on July 13, 1999; and (iii) the exchange of the 12 5/8% Series E cumulative exchangeable preferred stock of AMFM Operating for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999.

     The gain on disposition of assets of $8.3 million for the three months ended June 30, 2000 related primarily to the exchange of KSKY-AM in Dallas for KPRZ-FM (now known as KMOM-FM) in Colorado Springs plus $7.5 million in cash from Bison Media, Inc. on June 30, 2000. The gain on disposition of assets of $12.5 million for the three months ended June 30, 1999 related primarily to the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999.

     The Company recorded a gain on disposition of representation contracts of $0.8 million for the three months ended June 30, 2000 and $5.2 million for the second quarter of 1999 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     The Company recorded an income tax benefit of $5.3 million for the three months ended June 30, 2000 compared with income tax expense of $2.8 million for the three months ended June 30, 1999 primarily due to an increase in the Company's pre-tax loss for the second quarter of 2000.

     The Company recorded equity in net loss of affiliates of $23.0 million for the three months ended June 30, 2000 and $0.2 million for the three months ended June 30, 1999 related to the Company's investments accounted for using the equity method.

     During the second quarter of 2000, the Company recorded an extraordinary charge of $6.3 million, net of a tax benefit of $3.4 million, consisting of the premiums paid in connection with the redemption of AMFM Operating's 10 1/2% Senior Subordinated Notes due 2007.

     As a result of the above factors, the Company incurred a net loss attributable to common stock of $47.5 million for the three months ended June 30, 2000 compared to a $16.1 million net loss attributable to common stock for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

     AMFM Radio Group net revenues for the six months ended June 30, 2000 increased 79.4% to $1.1 billion compared to $0.6 billion for the six months ended June 30, 1999. AMFM Radio Group operating expenses for the six months ended June 30, 2000 increased 80.0% to $570.5 million compared to $317.0 million for the six months ended June 30, 1999. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein. Additional factors contributing to the increase included higher revenues from dot-com clients and the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999. On a pro forma basis for all stations owned and operated as of June 30, 2000, net revenues increased 20.2% during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 and pro forma net operating expenses increased 11.9%.

     AMFM New Media Group net revenues for the six months ended June 30, 2000 increased 24.0% to $109.8 million compared to $88.5 million for the six months ended June 30, 1999. AMFM New Media Group operating expenses for the six months ended June 30, 2000 increased 20.9% to $76.4 million compared to $63.3 million for the first six months of 1999. This increase is primarily attributable to Katz, which experienced an increase in net revenues for the six months ended June 30, 2000 of 17.5% to $104.0 million compared to $88.5 million for the six months ended June 30, 1999 due to a growth in new business and an overall growth in both radio and television advertising spending. Additionally, Prophet Systems, which was acquired in 1999 in conjunction with the Capstar merger and provides the hardware necessary for the utilization of StarSystem(TM), generated $5.8 million in revenues during the six months ended June 30, 2000 from the sale of hardware to third parties.

     The Company's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc. and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., which was acquired on December 1, 1998. On September 15, 1999, the Company completed the sale of its outdoor advertising business to Lamar. The Company's outdoor advertising business had net revenues of $110.9 million and operating expenses of $58.7 million for the six months ended June 30, 1999.

     Depreciation and amortization for the six months ended June 30, 2000 increased 46.8% to $429.8 million compared to $292.9 million for the six months ended June 30, 1999. The increase is due to the impact of the acquisitions completed during 1999 and through June 30, 2000.

     Corporate general and administrative expenses for the six months ended June 30, 2000 decreased 4.2% to $29.3 million compared to $30.6 million for the six months ended June 30, 1999 primarily due to a reduction in personnel.

     The non-cash compensation expense of $35.8 million for the six months ended June 30, 2000 is primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of the Company's market strategy.

     During the six months ended June 30, 2000, the Company recorded merger and non-recurring costs of $5.3 million related to severance costs in connection with the retirement of James E. de Castro, $4.0 million related to the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy, $6.8 million related to the Clear Channel merger, and other costs of $2.8 million including developmental costs associated with the Galaxy(TM) system, the Company's proprietary traffic system. The merger and non-recurring costs of $16.3 million for the six months ended June 30, 1999 million related to the write-off of Petry Media Corporation transaction costs and executive severance and other costs related to the executive management realignment.

     As a result of the above factors, the Company realized operating income of $18.7 million for the six months ended June 30, 2000 compared to operating income of $16.8 million for the six months ended June 30, 1999.

     Net interest expense for the six months ended June 30, 2000 increased 29.5% to $222.9 million compared to $172.1 million for the same period in 1999. The net increase was primarily due to (i) additional bank borrowings under the senior credit facility required to finance the various acquisitions discussed elsewhere herein offset by cash proceeds of approximately $720.0 million received upon the sale of the Company's outdoor advertising business to Lamar on September 15, 1999 and cash proceeds from other various dispositions discussed elsewhere herein; (ii) additional debt recorded in connection with the Capstar merger on July 13, 1999; and (iii) the exchange of the 12 5/8% Series E cumulative exchangeable preferred stock of AMFM Operating for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999.

     The gain on disposition of assets of $31.1 million for the six months ended June 30, 2000 primarily related to the January 14, 2000 sale of the capital stock of AMFM's Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. and the June 30, 2000 exchange of KSKY-AM in Dallas for KPRZ-FM (now known as KMOM-FM) in Colorado Springs plus $7.5 million in cash from Bison Media, Inc. The gain on disposition of assets of $12.4 million for the six months ended June 30, 1999 related primarily to the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999.

     The Company recorded a gain on disposition of representation contracts of $17.0 million for the six months ended June 30, 2000 and $8.9 million for the six months ended June 30, 1999 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     The Company recorded an income tax benefit of $11.6 million for the six months ended June 30, 2000 compared with income tax benefit of $24.2 million for the six months ended June 30, 1999 primarily due to a higher proportion of non-deductible amortization in 2000 relative to the Company's taxable loss.

     The Company recorded equity in net loss of affiliates of $47.6 million for the six months ended June 30, 2000 and $0.2 million for the six months ended June 30, 1999 related to the Company's investments accounted for using the equity method.

     During the six months ended June 30, 2000, the Company recorded an extraordinary charge of $12.3 million, net of a tax benefit of $6.6 million, consisting of the premiums paid in connection with the redemption of AMFM Operating's 9 3/8% Subordinated Exchange Debentures due 2004 and 10 1/2% Senior Subordinated Notes due 2007.

     As a result of the above factors, the Company incurred a net loss attributable to common stock of $204.4 million for the six months ended June 30, 2000 compared to a $110.1 million net loss attributable to common stock for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and the Company anticipates that this will continue to be the case. Operating activities provided net cash of $247.1 million and $71.9 million for the six months ended June 30, 2000 and 1999, respectively. The Company historically has used the proceeds of bank debt and private and public debt and AMFM equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of the Company's acquisition strategy.

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

     On June 2, 2000, the Company completed a cash tender offer to acquire all of its outstanding 10 1/2% Senior Subordinated Notes due 2007 at a purchase price equal to $1,096.50 per $1,000 principal amount tendered, plus accrued and unpaid interest. Prior to the initiation of the tender offer, the Company received the irrevocable consent of the holder of the majority of the notes to certain amendments, which eliminated most of the restrictive covenants and certain other provisions of the indenture pursuant to which the notes were issued. Approximately $99.4 million in aggregate principal amount of the notes, representing 99.4% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of approximately $113.0 million which included:

     o    the principal amount of the notes of $99.4 million;

     o    premiums on the repurchase of the notes of $9.6 million; and

     o accrued and unpaid interest on the notes from January 16, 2000 through June 1, 2000 of $4.0 million.

Outstanding Debt

     Senior Credit Facility. AMFM Operating's senior credit facility includes commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities were used to repay the Company's previously existing senior credit facilities, to repay, repurchase or redeem other debt and equity securities of the Company and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of AMFM Operating will mature on November 19, 2001. No scheduled amortization of principal is required prior to maturity. Both the revolving loan facility and the term loan facility of AMFM Operating bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate is determined by reference to AMFM Operating's ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins are capped at .50% and 1.50%, respectively, so long as the Clear Channel merger agreement has not been terminated. The merger of AMFM and Clear Channel will constitute an event of default under AMFM Operating's senior credit facility and will require refinancing at the effective time of the merger. As of July 31, 2000, the total outstanding principal balance on the senior credit facility was $2.8 billion, including $0.2 billion under the revolving loan facility and $2.6 billion under the term loan facility.

     AMFM Operating 8% Senior Notes. AMFM Operating's 8% Senior Notes due 2008 are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating under AMFM Operating's senior credit facility and existing and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes due 2008. However, because the 8% Senior Notes due 2008 are unsecured, the 8% Senior Notes due 2008 are effectively subordinated in right of payment to AMFM Operating's senior credit facility. The 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect wholly owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of July 31, 2000, the outstanding principal balance was $750.0 million. Interest payment requirements on the 8% Senior Notes due 2008 are approximately $60.0 million per year.

     AMFM Operating Senior Subordinated Notes. AMFM Operating's 8 3/4% Senior Subordinated Notes due 2007, 10 1/2% Senior Subordinated Notes due 2007, 8 1/8% Senior Subordinated Notes due 2007, 9 1/4% Senior Subordinated Notes due 2007, 9% Senior Subordinated Notes due 2008, 10 3/4% Senior Subordinated Notes due 2006 and 12 5/8% Senior Subordinated Exchange Debentures due 2006 (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. Except for the 9 1/4% Senior Subordinated Notes due 2007, the Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors. As of July 31, 2000, the total outstanding principal balance on the Subordinated Notes was approximately $1.7 billion. Interest payment requirements on the Subordinated Notes are approximately $155.2 million per year, payable in semi-annual payments.

     AMFM Operating's senior credit facility and the indentures governing AMFM Operating's 8% Senior Notes due 2008 and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. The Company is required under its senior credit facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios. As of July 31, 2000, the Company remains in compliance with these covenants.

Pending Transaction

     On August 30, 1999, the Company entered into an agreement with Cox Radio, Inc. to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox Radio, Inc. in exchange for 13 of its radio stations, including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox Radio, Inc. began programming the 13 Company stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, the Company expects that the exchange will be consummated in the third quarter of 2000.

     Consummation of the transaction discussed above is subject to various conditions, including approval from the Federal Communications Commission, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the HSR Act or any approval required by the DOJ pursuant to a consent decree. The Company believes that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

Principal Liquidity Requirements

     The principal liquidity requirements of the Company (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise and subject to the terms of the Clear Channel merger agreement, to acquire additional radio stations or complementary broadcast-related businesses. The Company believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under its senior credit facility, should be sufficient to permit the Company to meet its obligations. As of July 31, 2000, the Company had $369.9 million available under its senior credit facility, subject to financial covenants contained in the senior credit facility and the indentures that govern the indebtedness of the Company.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, Accounting for Stock Issued to Employees. The provisions of this Interpretation became effective July 1, 2000. Due to the terms of certain options previously granted, the Company will record a non-cash charge upon consummation of the Clear Channel merger regardless of the new Interpretation. The size of such charge is not presently determinable since it will be based on, among other things, the fair value of AMFM's common stock on the day of the merger. On July 5, 2000, AMFM amended its stock option plans to provide that all unvested options will accelerate and vest for employees terminated as a result of the pending AMFM/Clear Channel merger. Further, those employees will have the remainder of the term of the option to exercise. As a result of the Interpretation, the amendments have no accounting impact until an event of termination occurs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT

     The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company manages its interest rate risk through a combination of fixed and floating rate debt and swap agreements.

     The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at June 30, 2000, which are sensitive to interest rate fluctuation. For the outstanding debt, the table presents required principal cash flows by maturity date and the related average interest rate. For the interest rate swaps, the table presents the notional amounts and expected interest rates that exist by contractual dates, and the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                SIX MONTHS
                                   ENDED        YEAR ENDED       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                DECEMBER 31,    DECEMBER 31,     DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                    2000            2001             2002         2003            2004
                                ------------    ------------     -----------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
Fixed rate debt
  (U.S. $) ...................  $         --    $          --    $        --   $         --   $         --
  Average  interest rate .....            --               --             --             --             --

Variable rate debt
  (U.S. $) ...................  $         --    $   2,855,000    $        --   $         --   $         --
  Average  interest rate .....            --             8.42%            --             --             --

Interest rate swaps
(variable to fixed):
  Notional amount ............  $    100,000    $     400,000    $        --   $         --   $         --
  Unrecorded  gain --
  fair value .................            --               --             --             --             --
  Average pay rate ...........          5.83%            5.17%            --             --             --
  Average receive rate .......          6.92%            7.14%            --             --             --


                                 THEREAFTER            TOTAL           FAIR VALUE
                                -------------      -------------      -------------
                                               (DOLLARS IN THOUSANDS)
Fixed rate debt
  (U.S. $) ...................  $   2,492,310      $   2,492,310      $   2,539,074
  Average  interest rate .....           8.53%              8.53%

Variable rate debt
  (U.S. $) ...................  $          --      $   2,855,000      $   2,855,000
  Average  interest rate .....             --               8.42%

Interest rate swaps
(variable to fixed):
  Notional amount ............   $         --      $     500,000
  Unrecorded  gain --
  fair value .................             --                 --      $       8,793
  Average pay rate ...........             --               5.30%
  Average receive rate .......             --               7.09%

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 24, 1998, in connection with Capstar Broadcasting Corporation's then pending acquisition of Triathlon Broadcasting Company, Capstar Broadcasting was notified of an action filed on behalf of all holders of depositary shares of Triathlon against Triathlon, Triathlon's directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depositary stockholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint sought to have the action certified as a class action and sought to enjoin the Triathlon acquisition, or in the alternative, sought monetary damages in an unspecified amount. On April 30, 1999, the acquisition of Triathlon closed. On May 26, 2000, the parties signed a Stipulation Settlement that provided for a proposed settlement of the lawsuit. That proposed settlement is subject to court approval. The amount of the settlement will equal $0.11 in additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. At the time of the acquisition, there were approximately 5.8 million depositary shares outstanding. Capstar Broadcasting also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $0.2 million. On July 11, 2000, the court preliminarily approved the proposed settlement. The court has set a fairness hearing for the proposed settlement for August 29, 2000. On November 19, 1999, Capstar Broadcasting merged into Chancellor Mezzanine Holdings Corporation and the surviving corporation was renamed AMFM Holdings Inc.

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

     On April 11, 2000 an action was commenced in New York Supreme Court, New York County, by Interep National Radio Sales, Inc. seeking $47.1 million in damages, plus interest, from Clear Channel Communications, Inc. and $19.7 million in damages, plus interest, from Katz Communications, Inc., a co-defendant and an indirect wholly-owned subsidiary of the Company. The complaint alleges, among other things, that Clear Channel wrongfully terminated a February 3, 1996 agreement between Clear Channel and Interep under which Interep agreed to act as Clear Channel's exclusive advertising representative by procuring advertising time on Clear Channel's radio stations and also under which Interep, Clear Channel and Katz executed certain "triparty agreements" in which Interep agreed to buy out the existing representation agreement of Clear Channel's then current representative, Katz, for $23.0 million. The complaint also alleges that Interep's representation agreement, by its terms, could not be terminated by Clear Channel until February 1, 2005 and that Clear Channel's November 30, 1999 termination of Interep constituted a breach of the representation agreement. The complaint alleges further that Clear Channel and Katz continue to demand that Interep make all buy out payments to Katz as set forth in the various triparty agreements. $5.2 million of the requested damages correspond to buyouts in excess of the pro rata amount attributable to the time Interep had the right to represent the bought out stations and $0.3 million of the requested damages correspond to a refund of a portion of a "signing bonus" paid by Interep to Clear Channel upon the execution of Interep's representation agreement. The complaint does not specify the basis for the remaining damages sought by Interep. Although this matter is in the early stages of litigation, Katz has pending before the Court a motion to dismiss entirely all the claims asserted by Interep against it.

     On July 13, 2000, a lawsuit was filed in the Supreme Court of the State of New York, County of Westchester by plaintiff Charles E. Armstrong against AMFM Inc. and AMFM Interactive, Inc. The complaint alleges that AMFM Inc. and AMFM Interactive, Inc. breached an alleged employment agreement and also an alleged agreement to issue stock options to the plaintiff. The plaintiff seeks a declaration regarding his rights and obligations under the alleged employment agreement and compensatory and punitive damages in excess of $50.0 million. AMFM Inc. and AMFM Interactive, Inc. deny the existence of any employment agreement, and also deny that they have breached any agreement to issue stock options to Mr. Armstrong. AMFM and AMFM Interactive, Inc. are vigorously defending the action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       EXHIBIT
          NO.                           DESCRIPTION OF EXHIBIT
       -------                          ----------------------

       4.9.6(1)     --   Sixth Supplemental Indenture, dated June 2, 2000, to
                         the Indenture, dated as of October 28, 1997, governing the 101/2% Senior Subordinated Notes due 2007 of AMFM
                         Operating Inc.


       10.4.3(1)    --   Second Amendment to Chancellor Holdings Corp. 1994
                         Director Stock Option Plan.

       10.5.3(1)    --   Second Amendment to the 1995 Stock Option Plan for
                         Executive Officers and Key Employees of Evergreen Media
                         Corporation.


       10.6.3(1)    --   Second Amendment to Chancellor Broadcasting Company
                         1996 Stock Award Plan.

       10.7.4(1)    --   Third Amendment to Amended and Restated AMFM Inc. Stock
                         Option Plan for Non-Employee Directors.

       10.8.4(1)    --   Third Amendment to the Capstar Broadcasting Corporation
                         1998 Stock Option Plan.

       10.9.4(1)    --   Third Amendment to the AMFM Inc. 1998 Stock Option
                         Plan.

       10.10.4(1)   --   Third Amendment to the AMFM Inc. 1999 Stock Option
                         Plan.

       27.1*        --   Financial Data Schedule of AMFM Operating Inc.

----------

*    Filed herewith.

(1) Incorporated by reference to Exhibits to AMFM Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

     (b) Reports on Form 8-K

     1. Current Report on Form 8-K (Items 5 and 7), dated May 5, 2000 and filed May 8, 2000, announcing (i) the commencement of a tender offer to purchase for cash all of AMFM Operating's outstanding 10 1/2% Senior Subordinated Notes due 2007 and (ii) the receipt by AMFM Operating of the consent of the holder of the majority in aggregate principal amount of the 10 1/2% Senior Subordinated Notes due 2007 to proposed amendments to eliminate certain restrictive covenants and to amend certain other provisions of the indenture to which the 10 1/2% Senior Subordinated Notes due 2007 were issued.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  AMFM OPERATING  INC.

                                                  By:  /s/ W. SCHUYLER HANSEN
                                                    ----------------------------
                                                         W. Schuyler Hansen
                                                     Senior Vice President and
                                                     Chief Accounting Officer

Date: August 14, 2000

                                  EXHIBIT INDEX

EXHIBIT
   NO.                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
4.9.6(1)      --    Sixth Supplemental Indenture, dated June 2, 2000, to the Indenture, dated as of October 28, 1997, governing the 101/2% Senior Subordinated Notes due 2007 of AMFM Operating Inc.


10.4.3(1)     --    Second Amendment to Chancellor Holdings Corp. 1994 Director Stock Option Plan.

10.5.3(1)     --    Second Amendment to the 1995 Stock Option Plan for Executive Officers and Key Employees of
                    Evergreen Media Corporation.


10.6.3(1)     --    Second Amendment to Chancellor Broadcasting Company 1996 Stock Award Plan.

10.7.4(1)     --    Third Amendment to Amended and Restated AMFM Inc. Stock Option Plan for Non-Employee Directors.

10.8.4(1)     --    Third Amendment to the Capstar Broadcasting Corporation 1998 Stock Option Plan.

10.9.4(1)     --    Third Amendment to the AMFM Inc. 1998 Stock Option Plan.

10.10.4(1)    --    Third Amendment to the AMFM Inc. 1999 Stock Option Plan.

27.1*         --    Financial Data Schedule of AMFM Operating Inc.


----------

*    Filed herewith.

(1) Incorporated by reference to Exhibits to AMFM Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.