Form 10-Q
period 2000-09-30
AMFM OPERATING INC
filed 2000-11-14
CIK 908612

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER 000-22486

                               AMFM OPERATING INC.
                    (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF
                       CLEAR CHANNEL COMMUNICATIONS, INC.)
             (Exact Name of Registrant as Specified in its Charter)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2000, 1,040 shares of common stock of the Registrant's common stock were outstanding.

================================================================================

                                      INDEX


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................................      3
         Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30,
           2000 (unaudited)................................................................      3
         Condensed Consolidated Statements of Operations for the three months ended
           September 30, 1999, the period from July 1 to August 30, 2000 and the period
           from August 31 to September 30, 2000 (unaudited)................................      4
         Condensed Consolidated Statements of Operations for the nine months ended
           September 30, 1999, the period from January 1 to August 30, 2000 and the period
           from August 31 to September 30, 2000 (unaudited)................................      5
         Condensed Consolidated Statement of Equity for the nine months ended September
           30, 2000 (unaudited)............................................................      6
         Condensed Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1999, the period from January 1 to August 30, 2000 and the period
           from August 31 to September 30, 2000 (unaudited)................................      7
         Notes to Condensed Consolidated Financial Statements (unaudited)..................      8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations......................................................................     18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................     25
         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.................................................................     25
Item 6.  Exhibits and Reports on Form 8-K..................................................     26
         Signature.........................................................................     29

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                             PRE-MERGER          POST-MERGER
                                                                                            ------------        -------------
                                                                                            DECEMBER 31,        SEPTEMBER 30,
                                                                                                1999               2000
                                                                                            ------------        -------------
                                                                                                                 (UNAUDITED)
                                                            ASSETS
Current assets:
  Cash and cash equivalents .........................................................       $     14,634        $     29,409
  Accounts receivable, less allowance for doubtful accounts of $21,428 in
    1999 and $26,628 in 2000 ........................................................            531,818             511,958
  Other current assets ..............................................................             95,358              75,524
                                                                                            ------------        ------------
         Total current assets .......................................................            641,810             616,891
Property and equipment, net .........................................................            471,051             443,623
Intangible assets, net ..............................................................         10,352,530          24,010,909
Restricted cash .....................................................................                 --             350,505
Assets held in trust ................................................................                 --             133,399
Investments in non-consolidated affiliates ..........................................          1,103,442               1,200
Other investments ...................................................................             54,178           1,038,957
Other assets, net ...................................................................            196,858              36,244
                                                                                            ------------        ------------
                                                                                            $ 12,819,869        $ 26,631,728
                                                                                            ============        ============

                                             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses .............................................       $    282,171        $    477,533
  Income taxes payable ..............................................................              8,406             413,502
                                                                                            ------------        ------------
       Total current liabilities ....................................................            290,577             891,035
Clear Channel promissory note .......................................................                 --           1,336,510
Long-term debt ......................................................................          5,644,517           1,807,612
Deferred tax liabilities ............................................................          1,716,441           5,289,986
Other liabilities ...................................................................             60,154              39,945
                                                                                            ------------        ------------
         Total liabilities ..........................................................          7,711,689           9,365,088
                                                                                            ------------        ------------
Commitments and contingencies
Shareholder's equity:

  Common stock, $.01 par value. 200,000 shares authorized; 1,040 shares issued
   and outstanding ..................................................................                  1                   1
  Paid-in capital ...................................................................          5,555,926          17,440,191
  Accumulated deficit ...............................................................           (447,747)            (27,521)
  Other comprehensive income (loss) .................................................                 --            (146,031)
                                                                                            ------------        ------------
         Total shareholder's equity .................................................          5,108,180          17,266,640
                                                                                            ------------        ------------
                                                                                            $ 12,819,869        $ 26,631,728
                                                                                            ============        ============


     See accompanying notes to condensed consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                             THREE MONTHS ENDED
                                                                                             SEPTEMBER 30, 2000
                                                                                    --------------------------------------
                                                                PRE-MERGER            PRE-MERGER             POST-MERGER
                                                              ---------------       ---------------        ---------------
                                                               THREE MONTHS          PERIOD FROM            PERIOD FROM
                                                                   ENDED              JULY 1 TO             AUGUST 31 TO
                                                               SEPTEMBER 30,          AUGUST 30,            SEPTEMBER 30,
                                                                   1999                 2000                    2000
                                                              ---------------       ---------------        ---------------
Gross revenues ........................................       $       667,300       $       436,259        $       194,343
  Less agency commissions .............................                74,863                50,019                 21,483
                                                              ---------------       ---------------        ---------------
     Net revenues .....................................               592,437               386,240                172,860
 Operating expenses ...................................               303,492               193,351                 86,954
 Depreciation and amortization ........................               230,571               149,087                 86,763
 Corporate general and administrative .................                13,491                14,247                  4,489
 Non-cash compensation ................................                 6,148                   302                  3,151
 Merger and non-recurring costs .......................                30,977                92,411                     --
                                                              ---------------       ---------------        ---------------
     Operating income (loss) ..........................                 7,758               (63,158)                (8,497)
 Interest expense .....................................               119,922                69,254                 19,743
 Gain (loss) on disposition of assets .................               208,950             1,543,634                   (509)
 Gain on disposition of representation contracts ......                 9,431                11,930                    585
 Other income .........................................                 1,222                   488                  2,387
                                                              ---------------       ---------------        ---------------
     Income (loss) before income taxes ................               107,439             1,423,640                (25,777)
Income tax expense ....................................                40,250               526,249                  1,744
                                                              ---------------       ---------------        ---------------
  Income (loss) before equity in net loss of
   affiliates  and extraordinary item..................                67,189               897,391                (27,521)
Equity in net loss of affiliates ......................                 2,416                15,199                     --
                                                              ---------------       ---------------        ---------------
  Income (loss) before extraordinary item .............                64,773               882,192                (27,521)
Extraordinary loss, net of income tax benefit .........                    --                 9,253                     --
                                                              ---------------       ---------------        ---------------
          Net income (loss) ...........................                64,773               872,939                (27,521)
Dividends and accretion on preferred stock ............                 4,256                    --                     --
                                                              ---------------       ---------------        ---------------
  Net income (loss) attributable to common stock ......                60,517               872,939                (27,521)

Other comprehensive loss, net of tax:
  Unrealized holding loss arising during period .......                    --                    --                146,031
                                                              ---------------       ---------------        ---------------
Comprehensive income (loss) ...........................       $        60,517       $       872,939        $      (173,552)
                                                              ===============       ===============        ===============

     See accompanying notes to condensed consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                            NINE MONTHS ENDED
                                                                                            SEPTEMBER 30, 2000
                                                                                     --------------------------------------
                                                                 PRE-MERGER            PRE-MERGER             POST-MERGER
                                                              ---------------        ---------------        ---------------
                                                                NINE MONTHS            PERIOD FROM            PERIOD FROM
                                                                   ENDED               JANUARY 1 TO           AUGUST 31 TO
                                                                SEPTEMBER 30,           AUGUST 30,            SEPTEMBER 30,
                                                                    1999                  2000                    2000
                                                              ---------------        ---------------        ---------------
Gross revenues ........................................       $     1,552,143        $     1,747,968        $       194,343
  Less agency commissions .............................               175,295                202,557                 21,483
                                                              ---------------        ---------------        ---------------
     Net revenues .....................................             1,376,848              1,545,411                172,860
 Operating expenses ...................................               731,260                819,924                 86,954
 Depreciation and amortization ........................               523,454                578,913                 86,763
 Corporate general and administrative .................                44,103                 43,559                  4,489
 Non-cash compensation ................................                 6,148                 36,137                  3,151
 Merger and non-recurring costs .......................                47,321                111,357                     --
                                                              ---------------        ---------------        ---------------
     Operating income (loss) ..........................                24,562                (44,479)                (8,497)
 Interest expense .....................................               301,301                293,133                 19,743
 Gain (loss) on disposition of assets .................               221,356              1,574,738                   (509)
 Gain on disposition of representation contracts ......                18,284                 28,919                    585
 Other income .........................................                10,490                  1,481                  2,387
                                                              ---------------        ---------------        ---------------
     Income (loss) before income taxes ................               (26,609)             1,267,526                (25,777)
Income tax expense ....................................                16,060                514,640                  1,744
                                                              ---------------        ---------------        ---------------
  Income (loss) before equity in net loss of
    affiliates and extraordinary item .................               (42,669)               752,886                (27,521)
Equity in net loss of affiliates ......................                 2,616                 62,790                     --
                                                              ---------------        ---------------        ---------------
  Income (loss) before extraordinary item .............               (45,285)               690,096                (27,521)
Extraordinary loss, net of income tax benefit .........                    --                 21,602                     --
                                                              ---------------        ---------------        ---------------
          Net income (loss) ...........................               (45,285)               668,494                (27,521)
Dividends and accretion on preferred stock ............                 4,256                     --                     --
                                                              ---------------        ---------------        ---------------
  Net income (loss) attributable to common stock ......               (49,541)               668,494                (27,521)

Other comprehensive loss, net of tax:
  Unrealized holding loss arising during period .......                    --                     --                146,031
                                                              ---------------        ---------------        ---------------
Comprehensive income (loss) ...........................       $       (49,541)       $       668,494        $      (173,552)
                                                              ===============        ===============        ===============

     See accompanying notes to condensed consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                 PRE-MERGER
                                                ----------------------------------------------------------------------------------
                                                   COMMON STOCK                           RETAINED         OTHER        TOTAL
                                                -----------------         PAID-IN         EARNINGS     COMPREHENSIVE  SHAREHOLDER'S
                                                SHARES     AMOUNT         CAPITAL         (DEFICIT)         LOSS        EQUITY
                                                ------    -------       ------------     ------------  -------------  -------------
Balances at December 31, 1999 ...............    1,040    $     1       $  5,555,926     $   (447,747)    $     --    $  5,108,180
Capital contributed from parent .............       --         --            147,388               --           --         147,388
Stock option compensation ...................       --         --             36,137               --           --          36,137
Distributions to parent .....................       --         --             12,062               --           --          12,062
Dividends to parent .........................       --         --                 --            2,989           --           2,989
Net income attributable to common stock .....       --         --                 --          668,494           --         668,494
                                                ------    -------       ------------     ------------     --------    ------------
Balances at August 30, 2000 .................    1,040    $     1       $  5,751,513     $    223,736     $     --    $  5,975,250
                                                ======    =======       ============     ============     ========    ============



                                                                                POST-MERGER
                                                ----------------------------------------------------------------------------------
                                                   COMMON STOCK                                            OTHER          TOTAL
                                                -----------------         PAID-IN        ACCUMULATED   COMPREHENSIVE   SHAREHOLDER'S
                                                SHARES     AMOUNT         CAPITAL         (DEFICIT)         LOSS          EQUITY
                                                ------    -------       ------------     ------------  -------------   -------------
Initial capitalization, August 31, 2000 .......  1,040    $      1      $ 17,437,040     $         --   $         --   $ 17,437,041

Stock option compensation .....................     --          --             3,151               --             --          3,151
Unrealized loss on investments, net of tax ....     --          --                --               --       (146,031)      (146,031)
Net income attributable to common stock .......     --          --                --          (27,521)            --        (27,521)
                                                ------    --------      ------------     ------------   ------------   ------------

Balances at September 30, 2000 ................  1,040    $      1      $ 17,440,191     $    (27,521)  $   (146,031)  $ 17,266,640
                                                ======    ========      ============     ============   ============   ============



     See accompanying notes to condensed consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                            NINE MONTHS ENDED
                                                                                           SEPTEMBER 30, 2000
                                                                                       ------------------------------
                                                                    PRE-MERGER         PRE-MERGER         POST-MERGER
                                                                    -----------        -----------        -----------
                                                                    NINE MONTHS        PERIOD FROM        PERIOD FROM
                                                                       ENDED           JANUARY 1 TO       AUGUST 31 TO
                                                                    SEPTEMBER 30,       AUGUST 30,        SEPTEMBER 30,
                                                                        1999              2000               2000
                                                                    -------------      -------------      -------------
Net cash provided by operating activities ...................       $   242,692        $   354,266        $    15,400
                                                                    -----------        -----------        -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired ........................          (495,746)            (5,255)                --
  Proceeds from sale of assets ..............................           744,254          2,325,502                 --
  Purchases of property and equipment .......................           (30,083)           (28,752)            (5,866)
  Construction of advertising structures ....................           (22,716)                --                 --
  Payments made for purchases of representation contracts ...           (27,151)           (17,397)            (4,712)
  Payments received from sales of representation contracts ..            18,193             11,938              1,149
  Other .....................................................           (20,421)           (11,640)            (1,200)
                                                                    -----------        -----------        -----------
          Net cash provided by (used by) investing activities           166,330          2,274,396            (10,629)
                                                                    -----------        -----------        -----------
Cash flows from financing activities:
  Proceeds of long-term debt ................................           643,000            412,500                 --
  Borrowings from Clear Channel .............................                --            540,000            862,388
  Payments on long-term debt ................................          (965,799)        (3,582,478)          (829,013)
  Payments on Clear Channel borrowings ......................                --                 --            (65,878)
  Contributions from parent .................................            18,577             65,338                 --
  Dividends to parent .......................................           (14,802)            (9,453)                --
  Distributions to parent ...................................           (55,853)           (12,062)                --
  Other .....................................................            (4,242)                --                 --
                                                                    -----------        -----------        -----------
          Net cash used by financing activities .............          (379,119)        (2,586,155)           (32,503)
                                                                    -----------        -----------        -----------
Increase (decrease) in cash and cash equivalents ............            29,903             42,507            (27,732)
Cash and cash equivalents at beginning of period ............            12,256             14,634             57,141
                                                                    -----------        -----------        -----------
Cash and cash equivalents at end of period ..................       $    42,159        $    57,141        $    29,409
                                                                    ===========        ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. CLEAR CHANNEL MERGER

    On August 30, 2000, Clear Channel Communications, Inc. ("Clear Channel") acquired AMFM Inc. ("AMFM"), indirect parent of AMFM Operating Inc. (the "Company" or "AMFM Operating"), pursuant to a merger agreement dated October 2, 1999. As a result of the merger, AMFM stockholders received 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM became a wholly-owned subsidiary of Clear Channel. In order to obtain antitrust and Federal Communications Commission approval for the merger, the Company completed the divestiture of 58 radio stations in 22 markets for aggregate gross proceeds of approximately $2,761,000, including the receipt of 36 radio stations and restricted cash of $440,000 (the "Divestitures"). A pre-tax gain of approximately $1,401,000 was recognized as a result of the Divestitures. A further eight stations with a net asset value of $132,883 at August 30, 2000 were placed into trust pending their eventual sale. All eight stations are currently under contract for sale and awaiting regulatory approval. While in trust, the Company cannot manage or operate these stations.

    The combined company is still in the process of finalizing plans to restructure the former AMFM operations. To date, the following decisions have been communicated to affected employees:

         o The Dallas, Texas, and Austin, Texas, corporate offices will be closed by March 31, 2001;

         o Chancellor Marketing Group ("CMG"), the Company's full-service sales promotion firm which develops integrated marketing programs, will generally be discontinued as a separate entity. Operations of CMG will be continued by the local radio market, resulting in the closure of the Richmond, Virginia, corporate office and most of the separate CMG sales offices;

         o Katz Media Group, Inc., the Company's full-service media representation firm, will restructure its radio operations into five separate business units;

         o StarSystem(TM), the Company's programming distribution network, will be consolidated into one location in Austin, Texas;

         o The operations of The AMFM Radio Networks, which broadcasts advertising and syndicated programming, will be integrated into Premiere Radio Networks, Clear Channel's radio syndication business; and

         o The assets of LAN International's Norway operations will be sold to local management.

    Additionally, the Company is reviewing individual markets to determine where synergies can be achieved within clusters and by centralizing certain functions previously performed at the local level. To date, the restructuring has resulted in the actual or pending termination of approximately 400 employees. It is expected that the majority of the restructuring will be completed during the first half of 2001.

    A liability for the restructuring of approximately $185,000 has been recorded in the post-merger opening balance sheet of the Company to account for these costs. The majority of the costs relate to severance for terminated employees. Approximately $40,000 of the costs relate to the termination of various contracts, primarily leases, which the Company will exit as a result of the restructuring. Between August 30 and September 30, 2000, approximately $12,871 has been charged against the restructuring liability, primarily relating to severance.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. ACCOUNTING POLICY CHANGES

    The Company has changed certain accounting policies and estimates used in the preparation of its financial statements to conform with Clear Channel or due to other changes in circumstances. The most significant changes are as follows:

Investment in Lamar Advertising Company

    To complete the merger, Clear Channel and AMFM entered into a consent decree with the Department of Justice. The consent decree, among other things, required the Company to discontinue any and all control over the Company's approximate 28% equity (11% voting) interest in Lamar Advertising Company ("Lamar"). The Company had previously accounted for its investment in Lamar using the equity method. Since the Company may no longer exercise significant influence over the operations of Lamar, the Company will use the cost method for periods subsequent to the merger date and will account for differences between the cost and fair market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2000, the Company's investment in Lamar is carried at fair value based on quoted market prices.

Clear Channel Push-Down Accounting Adjustments

    Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the period subsequent to August 30, 2000. The financial statements for the Company for the periods ended prior to August 30, 2000 were prepared using the Company's historical basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, intangible assets were generally amortized over a period of 15 years. The purchase accounting adjustments are based on preliminary estimates and are subject to change.

Investment in Z-Spanish Media

    On August 10, 2000, the Company received cash proceeds of $38,440 in return for approximately 77% of its cost basis investment in Z-Spanish Media, which was acquired by Entravision Communications Corporation on August 16, 2000, and recognized a pre-tax gain of approximately $19,261. The Company's investment in Z-Spanish Media was carried at historical value as of December 31, 1999. Due to the availability of a quoted market price for Entravision Communications Corporation, the Company's investment is carried at fair value as of September 30, 2000.

3. BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements include the accounts of AMFM Operating and its subsidiaries. Subsequent to August 30, 2000, AMFM Operating is an indirect wholly-owned subsidiary of Clear Channel. Prior to Clear Channel's acquisition of AMFM, AMFM Operating was an indirect wholly-owned subsidiary of AMFM. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Investments in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the investee are accounted for using the equity method. Interim period results are not necessarily indicative of results to be expected for the year.

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

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

    As CMCLA, Capstar Radio and Capstar Communications, a wholly-owned indirect subsidiary of Capstar Radio, were under the common control of AMFM, the Corporate Reorganization was accounted for by the Company in a manner similar to a pooling of interests. The accounts of CMCLA and its subsidiaries are included in the Company's financial statements as of and for all periods presented herein. Subsequent to July 13, 1999, the date of AMFM's acquisition of Capstar Broadcasting, which included Capstar Radio, the Company's financial statements also include the accounts of Capstar Radio and its subsidiaries. A reconciliation of net revenues and net income (loss) amounts reported by the Company's predecessor, CMCLA, prior to the Corporate Reorganization to amounts presented in the Company's financial statements follows:


                                     THREE MONTHS       NINE MONTHS
                                        ENDED              ENDED
                                     SEPTEMBER 30,     SEPTEMBER 30,
                                        1999                1999
                                     -------------     -------------
Net revenues:
  Reported by predecessor ....       $   440,074        $ 1,224,485
  Pooling adjustments ........           152,363            152,363
                                     -----------        -----------
  As adjusted ................       $   592,437        $ 1,376,848
                                     ===========        ===========

Net income (loss):
  Reported by predecessor ....       $   122,941        $    12,883
  Pooling adjustments ........           (58,168)           (58,168)
                                     -----------        -----------
  As adjusted ................       $    64,773        $   (45,285)
                                     ===========        ===========

4. OTHER ACQUISITIONS AND DISPOSITIONS

    Other than the Divestitures, the Company has completed the following transactions since January 1, 2000:

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

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    On August 25, 2000, the Company acquired KOST-FM and KFI-AM in Los Angeles plus $1,732 in cash from Cox Radio, Inc. ("Cox") in exchange for 13 of its radio stations including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven. The Company recorded a pre-tax gain of approximately $123,619 on the exchange. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 Company stations under time brokerage agreements effective October 1, 1999.

    The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

    A summary of the net assets acquired in the nine-month period ended September 30, 2000 follows:


                                          NINE MONTHS
                                             ENDED
                                         SEPTEMBER 30,
                                             2000
                                         -------------
Property and equipment ................    $ 15,464
Intangible assets .....................     465,291
                                           --------
          Total net assets acquired....     480,755
Less:
   Assets transferred in exchange .....     475,500
                                           --------
          Cash paid for acquisitions...    $  5,255
                                           ========

    The unaudited pro forma condensed consolidated results of operations data, as if the acquisitions and dispositions through September 30, 2000, including the Divestitures, occurred at January 1, 1999, follow:


                                                                         NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2000
                                                                     -----------------------------
                                                    PRE-MERGER       PRE-MERGER      POST-MERGER
                                                    ----------       ----------      -------------
                                                    NINE MONTHS      PERIOD FROM      PERIOD FROM
                                                       ENDED         JANUARY 1 TO     AUGUST 31 TO
                                                   SEPTEMBER 30,      AUGUST 30,     SEPTEMBER 30,
                                                       1999              2000            2000
                                                    ------------     ------------    -------------
Net revenues ................................       $1,359,877       $1,364,478       $  172,860
Income (loss) before extraordinary item .....            5,769          766,780          (27,521)
Net income (loss) ...........................            5,769          745,178          (27,521)

    The pro forma results are not necessarily indicative of the financial results that would have occurred if the transactions had been in effect for the entire periods presented.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



5. CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1999 and September 30, 2000:


                                     DECEMBER 31,    SEPTEMBER 30,
                                        1999             2000
                                     ------------    -------------
Clear Channel Promissory Note        $       --       $1,336,510
                                     ==========       ==========
Long-Term Debt:
  Senior Credit Facility ........    $2,850,000       $       --
  8% Senior Notes ...............       750,000          775,890
  9% Notes ......................       750,000               --
  8 1/8% Notes ..................       500,000          522,668
  9 3/8% Notes ..................       200,000               --
  8 3/4% Notes ..................       200,000          212,536
  12 5/8% Notes .................       164,954          160,006
  9 1/4% Notes ..................       129,388          135,837
  10 1/2% Notes .................       100,000              500
  10 3/4% Notes .................           175              175
                                     ----------       ----------
          Total long-term debt...    $5,644,517       $1,807,612
                                     ==========       ==========

(a) Clear Channel Promissory Note

    On August 30, 2000, the Company repaid its then outstanding senior credit facility with proceeds from the Divestitures and $540,000 borrowed from Clear Channel. The $540,000 and additional draws of $862,388 to repay the 9% Senior Subordinated Notes due 2008 (the "9% Notes"), offset by repayments of $65,878 generated by the Company's operations, are evidenced by a promissory note with Clear Channel. The promissory note bears interest at 7% per annum and matures on August 30, 2010 or upon demand. The Company is entitled to borrow additional funds and to prepay outstanding borrowings, subject to the terms of the promissory note.

(b) Other Outstanding Debt

    At September 30, 2000, the Company has outstanding $750,000 aggregate principal amount of its 8% Senior Notes due 2008 (the "8% Senior Notes"), $500,000 aggregate principal amount of its 8 1/8% Senior Subordinated Notes due 2007 (the "8 1/8% Notes"), $200,000 aggregate principal amount of its 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes"), $141,806 aggregate principal amount of its 12 5/8% Senior Subordinated Exchange Debentures due 2006, $125,775 aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Notes"), $500 aggregate principal amount of its 10 1/2% Notes, and $175 aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2006.

(c) Debt Redemptions from January 1 to September 30, 2000

    Following is a summary of significant changes to the Company's long-term debt instruments from January 1 to September 30, 2000. Redemptions occurring prior to the merger with Clear Channel resulted in an extraordinary charge for the net of tax difference between proceeds and the book value of such debt. The Company's debt was revalued as of the Clear Channel merger date and subsequent redemptions have been made with proceeds equal to the revalued amount. Therefore, no extraordinary charge resulted from redemptions made subsequent to the Clear Channel merger.

Senior Credit Facility

    On August 30, 2000, the Company terminated its senior credit facility agreement and paid off the outstanding balance with proceeds from the Divestitures and borrowings of $540,000 under the Clear Channel promissory note. An extraordinary charge of $9,253 (net of a tax benefit of $4,982) was recorded in connection with the termination of the agreement.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9% Notes

    On September 29, 2000, the Company completed the redemption of all of its outstanding 9% Notes for an aggregate repurchase cost of $862,388, which included the principal amount of the notes of $750,000, premiums on the repurchase of the notes of $79,013, and accrued and unpaid interest on the notes from April 1 through September 30, 2000 of $33,375. The repurchase was funded with borrowings under the Clear Channel promissory note.

9 3/8% Notes

    On February 15, 2000, the Company completed the redemption of all of its outstanding 9 3/8% Senior Subordinated Notes due 2004 for an aggregate repurchase cost of $216,355, which included the principal amount of the notes of $200,000, premiums on the repurchase of the notes of $9,376, and accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $6,979. An extraordinary charge of $6,094 (net of a tax benefit of $3,282) was recorded in connection with the redemption.

10 1/2% Notes

    On June 2, 2000, the Company completed a cash tender offer to acquire its outstanding 10 1/2% Senior Subordinated Notes due 2007 (the "10 1/2% Notes"). Prior to the initiation of the tender offer, the Company received the irrevocable consent of the holder of the majority of the notes to certain amendments, which eliminated most of the restrictive covenants and certain other provisions of the indenture pursuant to which the notes were issued. Of the $100,000 principal value, approximately $99,400 was accepted for payment for an aggregate repurchase cost of approximately $112,995, including premiums on the repurchase of the notes of $9,592, accrued and unpaid interest on the notes from January 16 through June 1, 2000 of $3,972 and other transaction costs of $31. An extraordinary charge of $6,255 (net of a tax benefit of $3,368) was recorded in connection with the redemption. On June 29, 2000, the Company purchased an additional $100 principal amount of the 10 1/2% Senior Subordinated Notes due 2007 for an aggregate purchase price of approximately $114.

(d) Debt Redemptions Subsequent to September 30, 2000

    The merger with Clear Channel resulted in a change of control with respect to the Company's outstanding indebtedness and the Company offered to purchase the notes from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest. The Company closed the acquisition of accepted tenders on October 6, 2000, and paid for the change in control offers using borrowings under the Clear Channel promissory note. The Company repurchased the following notes upon completion of the change in control offers:

    o $78,695, or 10.5%, of the aggregate principal amount of the 8% Senior Notes for aggregate proceeds of $82,193, including premiums on the repurchase of the notes of $787 and accrued and unpaid interest on the notes of $2,711;

    o $135,628, or 27.1%, of the aggregate principal amount of the 8 1/8% Notes for aggregate proceeds of $140,382, including premiums on the repurchase of the notes of $1,356 and accrued and unpaid interest on the notes of $3,398; and

    o $14,747, or 7.4%, of the aggregate principal amount of the 8 3/4% Notes for aggregate proceeds of $15,292, including premiums on the repurchase of the notes of $147 and accrued and unpaid interest on the notes of $398.

    On October 25, 2000, the Company completed the redemption of all of its outstanding 9 1/4% Notes for an aggregate repurchase cost of $139,290, which included the principal amount of the notes of $125,775, premiums on the repurchase of the notes of $9,831, and accrued and unpaid interest on the notes from July 1 to October 24, 2000 of $3,684. The repurchase was funded with borrowings under the Clear Channel promissory note.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. CONTINGENCIES

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

7. NON-CASH COMPENSATION

    The Company recorded non-cash compensation of $36,137 for the period from January 1, 2000, to August 30, 2000, primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of the Company's market strategy. During the period from August 31 to September 30, 2000, the Company recorded non-cash compensation of $3,151, primarily related to the vesting of executive stock options.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. MERGER AND NON-RECURRING COSTS

    Merger and non-recurring costs consist of the following:


                                                 THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2000                                   SEPTEMBER 30, 2000
                                             ---------------------------                           ----------------------------
                              PRE-MERGER     PRE-MERGER     POST-MERGER           PRE-MERGER      PRE-MERGER      POST-MERGER
                             ------------    -----------    ------------         ------------     ----------     -------------
                             THREE MONTHS    PERIOD FROM    PERIOD FROM          NINE MONTHS      PERIOD FROM      PERIOD FROM
                                ENDED         JULY 1 TO     AUGUST 31 TO            ENDED         JANUARY 1 TO    AUGUST 31 TO
                            SEPTEMBER 30,    AUGUST 30,    SEPTEMBER 30,        SEPTEMBER 30,     AUGUST 30,      SEPTEMBER 30,
                                1999             2000            2000                 1999            2000            2000
                            -------------    -----------   -------------       --------------     ------------    -------------
Severance(a) ............    $    6,027       $     1,142       $     --       $      18,223       $      10,455       $     --
Merger and other(b) .....        24,950            91,269             --              29,098             100,902             --
                             ----------       -----------       --------       -------------       -------------       --------
                             $   30,977       $    92,411       $     --       $      47,321       $     111,357       $     --
                             ==========       -----------       ========       =============       =============       ========


----------

(a)        1999
           ----
           On March 15, 1999, the Company announced an executive realignment and recorded a charge of $12,196 for executive severance and other costs.

           In 1999, the Company announced its market strategy, whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel, consisting primarily of operating personnel, have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. The Company incurred costs of $6,027 during the third quarter of 1999, of which $5,694 related to personnel costs.

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

           The Company incurred costs related to the continued implementation of its market strategy of $1,142 for the period from July 1 to August 30, 2000 and $5,115 for the period from January 1 to August 30, 2000, of which $864 and $4,104, respectively, related to personnel costs. Subsequent to the Clear Channel merger, restructuring costs directly attributable to the Company's operations are included in the restructuring liability (see Note 1). At September 30, 2000, approximately $5,400 of the total costs incurred to date were accrued and are expected to be paid during the remainder of 2000.

(b)        1999
           ----
           In connection with the Company's decision in 1999 to sharpen its focus on domestic radio and media representation, management decided to discontinue Katz Media's international operations and streamline its television representation business, sell the Company's outdoor advertising business, terminate its contracts to acquire Grupo Radio and assign its contract to acquire Petry Media Corporation ("Petry") to LIN Television Corporation. During the first quarter of 1999, the Company recorded a charge of $4,148 to write off transaction costs incurred in connection with the Petry transaction and, during the third quarter of 1999, the Company recorded a charge of $23,555, which included $3,814 related to personnel costs and other charges related to the termination of contractual obligations and legal and advisory fees. Additionally, the Company incurred developmental costs of $1,395 related to the Galaxy(TM) system, the Company's proprietary traffic system.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



           2000
           ----
           The Company incurred costs related to the Clear Channel merger of $89,460 for the period from July 1 to August 30, 2000 and $96,264 for the period from January 1 to August 30, 2000. The Clear Channel merger costs include a non-cash compensation charge of $67,758, primarily related to executive stock options which became exercisable upon the merger date. Subsequent to the merger, restructuring costs directly attributable to the Company's operations are included in the restructuring liability (see Note 1). Additionally, the Company incurred developmental costs related to the Galaxy(TM) system, the Company's proprietary traffic system, of $661 for the period from July 1 to August 30, 2000 and $2,758 for the period from January 1 to August 30, 2000 and other non-recurring charges of $1,148 for the period from July 1 to August 30, 2000 and $1,880 for the period from January 1 to August 30, 2000.

9. SEGMENT DATA

    Prior to AMFM's merger with Clear Channel, the Company managed its business under two operating segments consisting of radio broadcasting and new media. The radio broadcasting and new media operations will now be managed on a combined basis under Clear Channel's radio operating segment. The Company also operated in the outdoor advertising operating segment until the sale of its outdoor advertising business to Lamar on September 15, 1999. Separate financial data for the radio and outdoor advertising operating segments is provided below. Previously reported amounts have been restated to conform to the Company's current segment reporting.


                                                      THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2000                                 SEPTEMBER 30, 2000
                                                  -------------------------                         ------------------------------
                                  PRE-MERGER      PRE-MERGER    POST-MERGER          PRE-MERGER      PRE-MERGER      POST-MERGER
                                  ----------      ----------    -----------          ----------      ----------      -----------
                                 THREE MONTHS    PERIOD FROM    PERIOD FROM         NINE MONTHS      PERIOD FROM     PERIOD FROM
                                     ENDED        JULY 1 TO     AUGUST 31 TO           ENDED        JANUARY 1 TO     AUGUST 31 TO
                                 SEPTEMBER 30,   AUGUST 30,    SEPTEMBER 30,       SEPTEMBER 30,      AUGUST 30,       SEPTEMBER 30,
                                     1999            2000           2000                1999            2000             2000
                                 -------------   -----------   -------------       -------------    ------------     ---------------
Radio:
  Net revenues ...............    $   546,700     $   386,240    $   172,860        $ 1,220,221      $ 1,545,411     $   172,860
  Operating expenses .........        277,670         193,351         86,954            646,677          819,924          86,954
  Depreciation and
     amortization ............        194,810         149,087         86,763            416,380          578,913          86,763
  Merger and non-
      recurring costs ........          8,646          92,411             --              8,646          111,357              --
  Operating income (loss) ....         60,628         (63,158)        (8,497)           133,173          (44,479)         (8,497)
Outdoor:
  Net revenues ...............         45,737              --             --            156,627               --              --
  Operating expenses .........         25,822              --             --             84,583               --              --
  Depreciation and
     amortization ............         30,536              --             --             94,062               --              --
  Merger and non-
      recurring costs ........          2,154              --             --              2,154               --              --
  Operating loss .............        (13,731)             --             --            (31,007)              --              --

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Certain depreciation and amortization expenses, corporate general and administrative expenses, non-cash compensation and merger and non-recurring costs for the three months and nine months ended September 30, 1999 were not allocated to operating segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:


                                                               PRE-MERGER           PRE-MERGER
                                                               ----------           ----------
                                                              THREE MONTHS          NINE MONTHS
                                                                 ENDED                ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                 1999                 1999
                                                              --------------       -------------
Unallocated depreciation  and amortization ..................   $ 5,225              $13,012
Unallocated corporate general and administrative expenses ...     7,589               21,923
Unallocated non-cash compensation ...........................     6,148                6,148
Unallocated merger and non-recurring costs ..................    20,177               36,521


    The radio segment included total identifiable assets of $12,819,869 at December 31, 1999 and $26,631,728 at September 30, 2000.

10. RELATED PARTY TRANSACTIONS

    As of September 30, 2000, the Company has outstanding a promissory note payable of $1,336,510 representing borrowings from Clear Channel used to pay off the Company's senior credit facility and 9% Notes less repayments of $65,878. Borrowings under the promissory note bear interest at 7% per annum. Interest expense on borrowings under the promissory note for the period from August 30 to September 30, 2000 was $3,318. Additionally, the Company's Katz Media Group, Inc. provides media representation services to Clear Channel and the Company receives syndicated programming services from Clear Channel's Premiere Radio Networks, marketing services from Clear Channel's Critical Mass Media and outdoor advertising services from Clear Channel's Eller Media. Revenues and expenses from these intercompany transactions are not material.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. During October 2000, the Company terminated all of its outstanding interest rate swaps and received proceeds of approximately $4,600. Due to the termination of the swaps, management does not anticipate that this statement will have any impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CLEAR CHANNEL MERGER

    On August 30, 2000, Clear Channel Communications, Inc. ("Clear Channel") acquired AMFM Inc. ("AMFM"), indirect parent of AMFM Operating Inc. ("AMFM Operating" or the "Company"), pursuant to a merger agreement dated October 2, 1999. As a result of the merger, AMFM stockholders received 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM became a wholly-owned subsidiary of Clear Channel. In order to obtain antitrust and Federal Communications Commission approval for the merger, the Company completed the divestiture of 58 radio stations in 22 markets for aggregate gross proceeds of approximately $2.8 billion, including the receipt of 36 radio stations and restricted cash of $0.4 billion (the "Divestitures"). A further eight stations with a net asset value of $132.9 million at August 30, 2000 were placed into trust pending their eventual sale. All eight stations are currently under contract for sale and awaiting regulatory approval. While in trust, the Company cannot manage or operate these stations.

    The combined company is still in the process of finalizing plans to restructure the former AMFM operations. To date, the following decisions have been communicated to affected employees:

         o The Dallas, Texas, and Austin, Texas, corporate offices will be closed by March 31, 2001;

         o Chancellor Marketing Group ("CMG"), the Company's full-service sales promotion firm which develops integrated marketing programs, will generally be discontinued as a separate entity. Operations of CMG will be continued by the local radio market, resulting in the closure of the Richmond, Virginia, corporate office and most of the separate CMG sales offices;

         o Katz Media Group, Inc., the Company's full-service media representation firm, will restructure its radio operations into five separate business units;

         o StarSystem(TM), the Company's programming distribution network, will be consolidated into one location in Austin, Texas;

         o The operations of The AMFM Radio Networks, which broadcasts advertising and syndicated programming, will be integrated into Premiere Radio Networks, Clear Channel's radio syndication business; and

         o The assets of LAN International's Norway operations will be sold to local management.

    Additionally, the Company is reviewing individual markets to determine where synergies can be achieved within clusters and by centralizing certain functions previously performed at the local level. To date, the restructuring has resulted in the actual or pending termination of approximately 400 employees. It is expected that the majority of the restructuring will be completed during the first half of 2001. A liability for the restructuring of approximately $185.0 million has been recorded in the post-merger opening balance sheet of the Company to account for these costs. The majority of the costs relate to severance for terminated employees. Approximately $40.0 million of the costs relate to the termination of various contracts, primarily leases, which the Company will exit as a result of the restructuring. Between August 30 and September 30, 2000, approximately $12.9 million has been charged against the restructuring liability, primarily relating to severance.

    The Company has changed certain accounting policies and estimates used in the preparation of its financials statements to conform with Clear Channel or due to other changes in circumstances. The most significant changes are as follows:

Investment in Lamar Advertising Company. To complete the merger, Clear Channel and AMFM entered into a consent decree with the Department of Justice. The consent decree, among other things, required the Company to discontinue any and all control over the Company's approximate 28% equity (11% voting) interest in Lamar Advertising Company ("Lamar"). The Company had previously accounted for its investment in Lamar using the equity method. Since the Company may no longer exercise significant influence over the operations of Lamar, the Company will use the cost method for periods subsequent to the merger date and will account for differences between the cost and fair market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2000, the Company's investment in Lamar is carried at fair value based on quoted market prices.

Clear Channel Push-Down Accounting Adjustments. Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the period subsequent to August 30, 2000. The financial statements for the Company for the periods ended prior to August 30, 2000 were prepared using the Company's historical basis of accounting. The comparability of the operating results for the pre-merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, intangible assets were generally amortized over a period of 15 years. The purchase accounting adjustments are based on preliminary estimates and are subject to change.

Investment in Z-Spanish Media. On August 10, 2000, the Company received cash proceeds of $38.4 million in return for approximately 77% of its cost basis investment in Z-Spanish Media, which was acquired by Entravision Communications Corporation on August 16, 2000. The Company's investment in Z-Spanish Media was carried at historical value as of December 31, 1999. Due to the availability of a quoted market price for Entravision Communications Corporation, the Company's investment is carried at fair value as of September 30, 2000.

GENERAL

    As of September 30, 2000, AMFM Operating owned and operated, programmed or sold air time for 415 radio stations (294 FM and 121 AM) in 99 markets in the United States, including nine radio stations programmed under time brokerage or joint sales agreements and excluding eight radio stations held in trust. The Company's radio operations also include Katz Media Group, Inc., a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations, and a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience.

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

    The Company's results of operations for the three months and nine months ended September 30, 2000 are not comparable to the results of operations for the three months and nine months ended September 30, 1999 due to the impact of the Clear Channel purchase accounting adjustments, the Divestitures, the Corporate Reorganization and the Company's other various acquisitions and dispositions. Other transactions completed from October 1, 1999 through September 30, 2000 include:

    o the disposition of 12 radio stations (ten FM and two AM) for approximately $94.6 million in cash;

    o the disposition of 14 radio stations (nine FM and five AM) and the local sales rights of one FM station in exchange for three radio stations (two FM and one AM) and approximately $9.2 million in cash;

    o the acquisition of two FM radio stations for approximately $9.0 million in cash.

    Seasonal revenue fluctuations are common in the radio industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lower in the first and third calendar quarters and higher in the second and fourth calendar quarters of each year. The Company's operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999 (dollars in thousands)


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                         ------------------------------       % INCREASE
                                                             2000              1999           (DECREASE)
                                                         -----------        -----------       ----------
Net revenues .....................................       $ 1,718,271        $ 1,376,848             24.8%
Operating expenses ...............................           906,878            731,260             24.0%
Depreciation and amortization ....................           665,676            523,454             27.2%
Merger and non-recurring costs ...................           111,357             47,321            135.3%
Operating income (loss) ..........................           (52,976)            24,562               --
Interest expense .................................           312,876            301,301              3.8%
Gain on disposition of assets ....................         1,574,229            221,356            611.2%
Gain on disposition of representation contracts ..            29,504             18,284             61.4%
Net income (loss) attributable to common stock ...           640,973            (49,541)              --

    The increase in net revenues and operating expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 is primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein and the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999. The 1999 net revenues and operating expenses include net revenues of $156.6 million and operating expenses of $84.6 million related to the Company's outdoor advertising business, which was sold to Lamar on September 15, 1999. On a pro forma basis for all stations owned and operated as of September 30, 2000, net revenues increased 13.0% and operating expenses increased 7.9%. Depreciation and amortization for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 increased due to the revaluation of fixed and intangible assets due to the Clear Channel merger and other acquisitions completed by the Company during 1999 and through September 30, 2000, partially offset by the Divestitures and the change in the amortization period for intangible assets to 25 years as a result of the Clear Channel merger versus 15 years prior to the merger.

    During the nine months ended September 30, 2000, the Company recorded merger and non-recurring costs of $96.3 million related to the Clear Channel merger, $5.3 million related to severance costs in connection with the retirement of James E. de Castro, $5.1 million related to the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy, and other costs of $4.7 million including developmental costs associated with the Galaxy(TM) system, the Company's proprietary traffic system. During the nine months ended September 30, 1999, the Company recorded merger and non-recurring costs of $39.9 million related to the write-off of Petry Media Corporation transactions costs, executive severance and other costs related to the executive management realignment, and various internal costs related to the Company's decision to sharpen its focus on domestic radio and media representation, $6.0 million related to the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy, and other costs of $1.4 million including developmental costs associated with the Galaxy(TM) system, the Company's proprietary traffic system.

    Interest expense for the nine months ended September 30, 2000 compared to same period in 1999 increased primarily due to (i) additional debt recorded in connection with the Capstar merger on July 13, 1999; (ii) additional bank borrowings required to finance the various acquisitions discussed elsewhere herein and (iii) the exchange of the 12 5/8% Series E cumulative exchangeable preferred stock of the Company for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999. This increase was partially offset by
(i) cash proceeds from the Divestitures, cash proceeds from the sale of the Company's outdoor advertising business to Lamar on September 15, 1999 and cash proceeds from other various dispositions discussed elsewhere herein, all of which were used to reduce the senior credit facility; (ii) the repurchase of a majority of the 10 3/4% Senior Subordinated Notes due 2006 on November 12, 1999;
(iii) the repurchase of the 9 3/8% Senior Subordinated Notes due 2004 on February 15, 2000; and (iv) the repurchase of a majority of the 10 1/2% Senior Subordinated Notes due 2007 on June 2, 2000.

    The gain on disposition of assets for the nine months ended September 30, 2000 related primarily to a gain of $1.4 billion from the Divestitures. During the nine months ended September 30, 2000, the Company also recognized a gain of $123.6 million related to the acquisition on August 25, 2000 of KOST-FM and KFI-AM in Los Angeles plus $1.7 million in cash from Cox Radio, Inc. in exchange for 13 of its radio stations including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven; a gain of $19.3 million related to the sale of a portion of the Company's cost basis investment in Z-Spanish Media; a gain of $22.8 million related to the January 14, 2000 sale of the capital stock of AMFM's Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc.; and a gain of $8.3 million related to the June 30, 2000 exchange of KSKY-AM in Dallas for KPRZ-FM (now known as KMOM-FM) in Colorado Springs plus $7.5 million in cash from Bison Media, Inc. The gain on disposition of assets for the nine months ended September 30, 1999 related primarily to a gain of $210.0 million recognized upon the sale of the Company's outdoor advertising business to Lamar on September 15, 1999 and a gain of $14.5 million from the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999.

    The gain on disposition of representation contracts represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999 (dollars in thousands)


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                         ------------------------------        % INCREASE
                                                             2000              1999            (DECREASE)
                                                         -----------        -----------        ----------
Net revenues .....................................       $   559,100        $   592,437              (5.6)%
Operating expenses ...............................           280,305            303,492              (7.6)%
Depreciation and amortization ....................           235,850            230,571               2.3%
Merger and non-recurring costs ...................            92,411             30,977             198.3%
Operating income (loss) ..........................           (71,655)             7,758                --
Interest expense .................................            88,997            119,922             (25.8)%
Gain on disposition of assets ....................         1,543,125            208,950             638.5%
Gain on disposition of representation contracts ..            12,515              9,431              32.7%
Net income attributable to common stock ..........           845,418             60,517            1297.0%

    The decrease in net revenues and operating expenses for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 is primarily attributable to the net impact of the Divestitures and other various acquisitions and dispositions discussed elsewhere herein. The 1999 net revenues and operating expenses include net revenues of $45.7 million and operating expenses of $25.8 million related to the Company's outdoor advertising business, which was sold to Lamar on September 15, 1999. Depreciation and amortization for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 increased due to the revaluation of fixed and intangible assets due to the Clear Channel merger and other acquisitions completed by the Company during 1999 and through September 30, 2000, partially offset by the Divestitures and the change in the amortization period for intangible assets to 25 years as a result of the Clear Channel merger versus 15 years prior to the merger.

    During the three months ended September 30, 2000, the Company recorded merger and non-recurring costs of $89.5 million related to the Clear Channel merger, $1.1 million related to the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy, and other costs of $1.8 million including developmental costs associated with the Galaxy(TM) system, the Company's proprietary traffic system. During the three months ended September 30, 1999, the Company recorded merger and non-recurring costs of $23.6 million related to executive severance and other costs related to the executive management realignment, and various internal costs related to the Company's decision to sharpen its focus on domestic radio and media representation, $6.0 million related to the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy, and other costs of $1.4 million including developmental costs associated with the Galaxy(TM) system, the Company's proprietary traffic system.

    Interest expense for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 decreased primarily due to (i) cash proceeds from the Divestitures, cash proceeds from the sale of the Company's outdoor advertising business to Lamar on September 15, 1999 and cash proceeds from other various dispositions discussed elsewhere herein, all of which were used to reduce the senior credit facility; (ii) the repurchase of a majority of the 10 3/4% Senior Subordinated Notes due 2006 on November 12, 1999; (iii) the repurchase of the 9 3/8% Senior Subordinated Notes due 2004 on February 15, 2000; and (iv) the repurchase of a majority of the 10 1/2% Senior Subordinated Notes due 2007 on June 2, 2000. This decrease was partially offset by (i) additional debt recorded in connection with the Capstar merger on July 13, 1999;
(ii) additional bank borrowings required to finance the various acquisitions discussed elsewhere herein and (iii) the exchange of the 12 5/8% Series E cumulative exchangeable preferred stock of the Company for 12 5/8% Senior Subordinated Exchange Debentures due 2006 on November 23, 1999.

    The gain on disposition of assets for the three months ended September 30, 2000 related primarily to a gain of $1.4 billion from the Divestitures. During the three months ended September 30, 2000, the Company also recognized a gain of $123.6 million related to the acquisition on August 25, 2000 of KOST-FM and KFI-AM in Los Angeles plus $1.7 million in cash from Cox Radio, Inc. in exchange for 13 of its radio stations including WEDR-FM in Miami, WFOX-FM in Atlanta, WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th station, WYBC-FM, in New Haven and a gain of $19.3 million related to the sale of a portion of the Company's cost basis investment in Z-Spanish Media. The gain on disposition of assets for the three months ended September 30, 1999 related primarily to a gain of $210.0 million recognized upon the sale of the Company's outdoor advertising business to Lamar on September 15, 1999.

    The gain on disposition of representation contracts represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

LIQUIDITY AND CAPITAL RESOURCES

Overview

    The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and the Company anticipates that this will continue to be the case. Operating activities provided net cash of $369.7 million and $242.7 million for the nine months ended September 30, 2000 and 1999, respectively. The Company historically has used the proceeds of bank debt and private and public debt and AMFM equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of the Company's acquisition strategy. Just prior to the merger, the Company extinguished its senior credit facility, which had previously been used to supplement cash generated from operations. Following its merger with Clear Channel, the Company will receive any supplemental financing required directly from Clear Channel in the form of borrowings under a promissory note bearing interest at 7%.

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

    On February 15, 2000, the Company completed the redemption of all of its outstanding 9 3/8% Senior Subordinated Notes due 2004 for an aggregate repurchase cost of $216.4 million, which included the principal amount of the notes of $200.0 million, premiums on the repurchase of the notes of $9.4 million, and accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $7.0 million.

    On June 2, 2000, the Company completed a cash tender offer to acquire all of its outstanding 10 1/2% Senior Subordinated Notes due 2007 at a purchase price equal to $1,096.50 per $1,000 principal amount tendered, plus accrued and unpaid interest. Prior to the initiation of the tender offer, the Company received the irrevocable consent of the holder of the majority of the notes to certain amendments, which eliminated most of the restrictive covenants and certain other provisions of the indenture pursuant to which the notes were issued. Of the $100.0 million principal, approximately $99.4 million was accepted for payment for an aggregate repurchase cost of approximately $113.0 million, including premiums on the repurchase of the notes of $9.6 million and accrued and unpaid interest on the notes from January 16 through June 1, 2000 of $4.0 million.

    On August 30, 2000, the Company terminated its senior credit facility agreement and paid off the outstanding balance with proceeds from the Divestitures and borrowings from Clear Channel of $540.0 million pursuant to a promissory note which bears interest at 7%. Subsequent repurchases of the notes discussed below were funded by additional draws under the Clear Channel promissory note.

    On September 29, 2000, the Company completed the redemption of all of its outstanding 9% Senior Subordinated Notes due 2008 for an aggregate repurchase cost of $862.4 million, which included the principal amount of the notes of $750.0 million, premiums on the repurchase of the notes of $79.0 million, and accrued and unpaid interest on the notes from April 1 through September 30, 2000 of $33.4 million.

    The merger with Clear Channel resulted in a change of control with respect to the Company's outstanding indebtedness and the Company offered to purchase the notes from the holders thereof at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest. The Company closed the acquisition of accepted tenders on October 6, 2000. The Company repurchased the following notes upon completion of the change in control offers:

    o $78.7 million, or 10.5%, of the aggregate principal amount of the 8% Senior Notes due 2008 for aggregate proceeds of $82.2 million, including premiums on the repurchase of the notes of $0.8 million and accrued and unpaid interest on the notes of $2.7 million;

    o $135.6 million, or 27.1%, of the aggregate principal amount of the 8 1/8% Senior Subordinated Notes due 2007 for aggregate proceeds of $140.4 million, including premiums on the repurchase of the notes of $1.4 million and accrued and unpaid interest on the notes of $3.4 million; and

    o $14.7 million, or 7.4%, of the aggregate principal amount of the 8 3/4% Senior Subordinated Notes due 2007 for aggregate proceeds of $15.3 million, including premiums on the repurchase of the notes of $0.2 million and accrued and unpaid interest on the notes of $0.4 million.

    On October 25, 2000, the Company completed the redemption of all of its outstanding 9 1/4% Notes for an aggregate repurchase cost of $139.3 million, which included the principal amount of the notes of $125.8 million, premiums on the repurchase of the notes of $9.8 million, and accrued and unpaid interest on the notes from July 1 to October 24, 2000 of $3.7 million.

Outstanding Debt

    Clear Channel Promissory Note. The Clear Channel promissory note bears interest at 7% per annum and matures on August 30, 2010 or upon demand. The Company is entitled to borrow additional funds and to prepay outstanding borrowings, subject to the terms of the promissory note. As of September 30, 2000, the outstanding principal balance of the promissory note was $1.3 billion.

    AMFM Operating 8% Senior Notes. AMFM Operating's 8% Senior Notes due 2008 are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes due 2008. The 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect wholly owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of October 31, 2000, the outstanding principal balance was $671.3 million. Interest payment requirements on the 8% Senior Notes due 2008 are approximately $53.7 million per year.

    AMFM Operating Senior Subordinated Notes. AMFM Operating's 8 3/4% Senior Subordinated Notes due 2007, 10 1/2% Senior Subordinated Notes due 2007, 8 1/8% Senior Subordinated Notes due 2007, 10 3/4% Senior Subordinated Notes due 2006 and 12 5/8% Senior Subordinated Exchange Debentures due 2006 (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors. As of October 31, 2000, the total outstanding principal balance on the Subordinated Notes was approximately $692.2 million. Interest payment requirements on the Subordinated Notes are approximately $63.8 million per year, payable in semi-annual payments.

    AMFM Operating's 8% Senior Notes due 2008 and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. As of October 31, 2000, the Company remains in compliance with these covenants.

Principal Liquidity Requirements

    The principal liquidity requirements of the Company (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures, and, as opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. The Company believes that disposition of certain assets and cash from operating activities, together with available borrowings under the Clear Channel promissory note, should be sufficient to permit the Company to meet its obligations. As of September 30, 2000, Clear Channel had available the following credit facilities: a credit facility for $3.0 billion (consisting of a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility), of which $0.2 billion is outstanding and $2.8 billion is available for future borrowings; a revolving credit facility for approximately $2.0 billion, of which $1.8 billion is outstanding and $0.2 billion is available for future borrowings; and an international revolving credit facility with a group of international banks for 88.0 million British pounds, or approximately $129.8 million, of which approximately $103.2 million is outstanding and $26.6 million is available for future borrowings.

    In the future, the Company may require additional financing. The Company evaluates potential acquisition opportunities on an ongoing basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations and other assets. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

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

    These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of the Company; the restrictions imposed on the Company by the agreements governing its debt instruments; the competitive nature of the radio business; the potential adverse effects of the recent volatility of internet related stocks and dot-com advertisers; the potential adverse effects on station licenses and ownership of regulation of the radio broadcasting industry; and the difficulty of integrating substantial acquisitions and entering new lines of business.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. During October 2000, the Company terminated all of its outstanding interest rate swaps and received proceeds of approximately $4.6 million. Due to the termination of the swaps, management does not anticipate that this statement will have any impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT

    The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. As of September 30, 2000, the Company had outstanding fixed rate debt of $3.1 billion, including a promissory note payable to Clear Channel of $1.3 billion with an interest rate of 7% and other notes of $1.8 billion with an average interest rate of 7.67%. The fair value of the Company's long-term debt approximates the recorded value at September 30, 2000. The Company terminated all of its outstanding interest rate swaps during October 2000 and received proceeds of approximately $4.6 million.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT
-------                         ----------------------
  4.1*      --    Intercompany Promissory Note between AMFM Operating Inc. and
                  Clear Channel Communications, Inc. dated August 30, 2000.

  10.1(1)   --    Asset Purchase Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters
                  Co., Capstar Radio Operating Company, Capstar TX Limited
                  Partnership, AMFM Ohio, Inc., and AMFM Radio Licenses LLC,
                  (the "Seller") and Chase Radio Properties, LLC, (the "Buyer") dated March 3, 2000.


  10.2(1)   --    Amendment to Asset Purchase Agreement between Clear Channel
                  Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc.,
                  Citicasters Co., Capstar Radio Operating Company, Capstar TX
                  Limited Partnership, AMFM Ohio, Inc., and AMFM Radio Licenses
                  LLC, (the "Seller") and Chase Radio Properties, LLC, (the
                  "Buyer") dated March 14, 2000.


  10.3(1)   --    Second Amendment to Asset Purchase Agreement between Clear
                  Channel Broadcasting, Inc., Clear Channel Broadcasting
                  Licenses, Inc., Citicasters Co., Capstar Radio Operating
                  Company, Capstar TX Limited Partnership, AMFM Ohio, Inc., and
                  AMFM Radio Licenses LLC, (the "Seller") and Chase Radio
                  Properties, LLC, (the "Buyer") dated July 10, 2000.


  10.4(1)   --    Third Amendment to Asset Purchase Agreement between Clear
                  Channel Broadcasting, Inc., Clear Channel Broadcasting
                  Licenses, Inc., Citicasters Co., Capstar Radio Operating
                  Company, Capstar TX Limited Partnership, AMFM Ohio, Inc., and
                  AMFM Radio Licenses LLC, (the "Seller") and Chase Radio
                  Properties, LLC, (the "Buyer") dated July 17, 2000.

  10.5(1)   --    Asset Purchase Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters
                  Co., Capstar Radio Operating Company, Capstar TX Limited
                  Partnership, AMFM Texas Broadcasting, LP and AMFM Texas
                  Licenses Limited Partnership, (the "Seller") and Cox Radio,
                  Inc. and CXR Holdings, Inc. (the "Buyer") dated March 3, 2000.

  10.6(1)   --    Asset Purchase Agreement between Capstar Radio Operating

                  Company and Capstar TX Limited Partnership, (the "Seller") and Cumulus Broadcasting, Inc. and Cumulus Licensing Corp. (the "Buyer") dated March 5, 2000.

  10.7(1)   --    Asset Exchange Agreement between Capstar Radio Operating
                  Company and Capstar TX Limited Partnership, (the "Seller") and
                  Cumulus Broadcasting, Inc. and Cumulus Licensing Corp. (the
                  "Exchange Party") dated March 5, 2000.

  10.8(1)   --    Amendment to Asset Exchange Agreement between Capstar Radio
                  Operating Company and Capstar TX Limited Partnership, (the
                  "Seller") and Cumulus Broadcasting, Inc. and Cumulus Licensing
                  Corp. (the "Exchange Party") dated June 5, 2000.

  10.9(1)   --    Second Amendment to Asset Exchange Agreement between Capstar
                  Radio Operating Company and Capstar TX Limited Partnership,
                  (the "Seller") and Cumulus Broadcasting, Inc., Cumulus
                  Licensing Corp. and Cumulus Wireless Services, Inc. (the
                  "Exchange Party") dated July 17, 2000.


  10.10(1)   --   Asset Purchase Agreement between AMFM Houston, Inc., AMFM
                  Ohio, Inc. and AMFM Radio Licenses, LLC, (the "Seller") and
                  Emmis Communications Corporation, (the "Buyer") dated June 19,
                  2000.


  10.11(1)  --    Asset Purchase Agreement between Capstar TX Limited
                  Partnership, (the "Seller") and Saga Communications of New
                  England, Inc., (the "Buyer") dated March 6, 2000.


  10.12(1)  --    Asset Purchase Agreement between Capstar TX Limited
                  Partnership and Salem Communications Corporation dated March
                  5, 2000.

  10.13(1)  --    Asset Exchange Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio
                  Operating Company and Capstar TX Limited Partnership, (the
                  "Seller") and Barnstable Broadcasting, Inc., OBC Broadcasting,
                  Inc. and Two Rivers Broadcasting Limited Partnership, (the
                  "Buyer") dated March 7, 2000.

  10.14(1)  --    Asset Purchase Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Capstar TX
                  Limited Partnership, AMFM Ohio, Inc., Cleveland Radio Licenses
                  LLC, AMFM San Diego, Inc., AMFM Houston, Inc., AMFM Radio
                  Licenses, LLC and Zebra Broadcasting Corporation, (the
                  "Seller") and CBS Radio, Inc. (the "Buyer") dated March 3,
                  2000.

  10.15(2)  --    Asset Purchase Agreement among AMFM Ohio, Inc., AMFM Radio
                  Licenses LLC, Blue Chip Broadcasting, Ltd. and Blue Chip
                  Broadcasting Licenses, Ltd. dated March 3, 2000.


  10.16(2)  --    Asset Purchase Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., AMFM
                  Operating Inc., AMFM Ohio, Inc., AMFM Houston, Inc., AMFM
                  Radio Licenses, LLC, Zebra Broadcasting Corporation, Cleveland
                  Radio Licenses, LLC, Capstar TX Limited Partnership and Radio
                  One, Inc. dated March 11, 2000.


  10.17(2)  --    Amendment to Asset Purchase Agreement between Clear Channel
                  Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc.,
                  AMFM Operating Inc., AMFM Ohio, Inc., AMFM Houston, Inc., AMFM
                  Radio Licenses, LLC, Zebra Broadcasting Corporation, Cleveland
                  Radio Licenses, LLC, Capstar TX Limited Partnership and Radio
                  One, Inc. dated August 24, 2000.


  10.18(2)  --    Asset Exchange Agreement among Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio
                  Operating Company, Capstar TX Limited Partnership, Regent
                  Broadcasting of Victorville, Inc., Regent Licensee of
                  Victorville, Inc., Regent Broadcasting of Palmdale, Inc.,
                  Regent Licensee of Palmdale, Inc., Regent Broadcasting of
                  Mansfield, Inc. and Regent Licensee of Mansfield, Inc. dated
                  March 12, 2000.

  10.19(2)  --    Trust agreement between Clear Channel Communications, Inc.,
                  Clear Channel Broadcasting, Inc., Clear Channel Broadcasting
                  Licenses, Inc., AMFM Radio Licenses, L.L.C., AMFM Ohio, Inc.,
                  Capstar TX Limited Partnership, Capstar Radio Operating
                  Company, and Charles E. Giddens (the "Trustee") dated August
                  28, 2000 and effective August 29, 2000.

  27.1(3)   --    Financial Data Schedule of AMFM Operating Inc.

------------

* The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

(1) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Clear Channel Communications, Inc. filed on September 6, 2000.

(2) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc. filed on September 11, 2000.

(3)      Filed herewith.


     (b) Reports on Form 8-K

    1. Current Report on Form 8-K (Items 2 and 7), dated and filed September 11, 2000, announcing the divestiture of 58 radio stations required to obtain antitrust and Federal Communications Commission approval for the merger between AMFM Inc. and Clear Channel Communications, Inc.

    2. Current Report on Form 8-K (Items 4 and 7), dated and filed September 29, 2000, to report a change in AMFM Operating's certifying accountant from PricewaterhouseCoopers LLP to Ernst & Young LLP.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  AMFM OPERATING INC.

                                  By: /s/ ERIC C. SIMONTIS
                                      -----------------------------
                                      Eric C. Simontis
                                      Vice President and Controller

Date: November 14, 2000

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  4.1*      --    Intercompany Promissory Note between AMFM Operating Inc. and
                  Clear Channel Communications, Inc. dated August 30, 2000.

  10.1(1)   --    Asset Purchase Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters
                  Co., Capstar Radio Operating Company, Capstar TX Limited
                  Partnership, AMFM Ohio, Inc., and AMFM Radio Licenses LLC,
                  (the "Seller") and Chase Radio Properties, LLC, (the "Buyer")
                  dated March 3, 2000.

  10.2(1)   --    Amendment to Asset Purchase Agreement between Clear Channel
                  Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc.,
                  Citicasters Co., Capstar Radio Operating Company, Capstar TX
                  Limited Partnership, AMFM Ohio, Inc., and AMFM Radio Licenses
                  LLC, (the "Seller") and Chase Radio Properties, LLC, (the
                  "Buyer") dated March 14, 2000.

  10.3(1)   --    Second Amendment to Asset Purchase Agreement between Clear
                  Channel Broadcasting, Inc., Clear Channel Broadcasting
                  Licenses, Inc., Citicasters Co., Capstar Radio Operating
                  Company, Capstar TX Limited Partnership, AMFM Ohio, Inc., and
                  AMFM Radio Licenses LLC, (the "Seller") and Chase Radio
                  Properties, LLC, (the "Buyer") dated July 10, 2000.

  10.4(1)   --    Third Amendment to Asset Purchase Agreement between Clear
                  Channel Broadcasting, Inc., Clear Channel Broadcasting
                  Licenses, Inc., Citicasters Co., Capstar Radio Operating
                  Company, Capstar TX Limited Partnership, AMFM Ohio, Inc., and
                  AMFM Radio Licenses LLC, (the "Seller") and Chase Radio
                  Properties, LLC, (the "Buyer") dated July 17, 2000.

  10.5(1)   --    Asset Purchase Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters
                  Co., Capstar Radio Operating Company, Capstar TX Limited
                  Partnership, AMFM Texas Broadcasting, LP and AMFM Texas
                  Licenses Limited Partnership, (the "Seller") and Cox Radio,
                  Inc. and CXR Holdings, Inc. (the "Buyer") dated March 3, 2000.

  10.6(1)   --    Asset Purchase Agreement between Capstar Radio Operating
                  Company and Capstar TX Limited Partnership, (the "Seller") and
                  Cumulus Broadcasting, Inc. and Cumulus Licensing Corp. (the
                  "Buyer") dated March 5, 2000.

  10.7(1)   --    Asset Exchange Agreement between Capstar Radio Operating
                  Company and Capstar TX Limited Partnership, (the "Seller") and
                  Cumulus Broadcasting, Inc. and Cumulus Licensing Corp. (the
                  "Exchange Party") dated March 5, 2000.

  10.8(1)   --    Amendment to Asset Exchange Agreement between Capstar Radio
                  Operating Company and Capstar TX Limited Partnership, (the
                  "Seller") and Cumulus Broadcasting, Inc. and Cumulus Licensing
                  Corp. (the "Exchange Party") dated June 5, 2000.

  10.9(1)   --    Second Amendment to Asset Exchange Agreement between Capstar
                  Radio Operating Company and Capstar TX Limited Partnership,
                  (the "Seller") and Cumulus Broadcasting, Inc., Cumulus
                  Licensing Corp. and Cumulus Wireless Services, Inc. (the
                  "Exchange Party") dated July 17, 2000.

  10.10(1)   --   Asset Purchase Agreement between AMFM Houston, Inc., AMFM
                  Ohio, Inc. and AMFM Radio Licenses, LLC, (the "Seller") and
                  Emmis Communications Corporation, (the "Buyer") dated June 19,
                  2000.

  10.11(1)  --    Asset Purchase Agreement between Capstar TX Limited
                  Partnership, (the "Seller") and Saga Communications of New
                  England, Inc., (the "Buyer") dated March 6, 2000.

  10.12(1)  --    Asset Purchase Agreement between Capstar TX Limited
                  Partnership and Salem Communications Corporation dated March
                  5, 2000.



  10.13(1)  --    Asset Exchange Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio
                  Operating Company and Capstar TX Limited Partnership, (the
                  "Seller") and Barnstable Broadcasting, Inc., OBC Broadcasting,
                  Inc. and Two Rivers Broadcasting Limited Partnership, (the
                  "Buyer") dated March 7, 2000.

  10.14(1)  --    Asset Purchase Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Capstar TX
                  Limited Partnership, AMFM Ohio, Inc., Cleveland Radio Licenses
                  LLC, AMFM San Diego, Inc., AMFM Houston, Inc., AMFM Radio
                  Licenses, LLC and Zebra Broadcasting Corporation, (the
                  "Seller") and CBS Radio, Inc. (the "Buyer") dated March 3,
                  2000.

  10.15(2)  --    Asset Purchase Agreement among AMFM Ohio, Inc., AMFM Radio
                  Licenses LLC, Blue Chip Broadcasting, Ltd. and Blue Chip
                  Broadcasting Licenses, Ltd. dated March 3, 2000.

  10.16(2)  --    Asset Purchase Agreement between Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., AMFM
                  Operating Inc., AMFM Ohio, Inc., AMFM Houston, Inc., AMFM
                  Radio Licenses, LLC, Zebra Broadcasting Corporation, Cleveland
                  Radio Licenses, LLC, Capstar TX Limited Partnership and Radio
                  One, Inc. dated March 11, 2000.

  10.17(2)  --    Amendment to Asset Purchase Agreement between Clear Channel
                  Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc.,
                  AMFM Operating Inc., AMFM Ohio, Inc., AMFM Houston, Inc., AMFM
                  Radio Licenses, LLC, Zebra Broadcasting Corporation, Cleveland
                  Radio Licenses, LLC, Capstar TX Limited Partnership and Radio
                  One, Inc. dated August 24, 2000.

  10.18(2)  --    Asset Exchange Agreement among Clear Channel Broadcasting,
                  Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio
                  Operating Company, Capstar TX Limited Partnership, Regent
                  Broadcasting of Victorville, Inc., Regent Licensee of
                  Victorville, Inc., Regent Broadcasting of Palmdale, Inc.,
                  Regent Licensee of Palmdale, Inc., Regent Broadcasting of
                  Mansfield, Inc. and Regent Licensee of Mansfield, Inc. dated
                  March 12, 2000.

  10.19(2)  --    Trust agreement between Clear Channel Communications, Inc.,
                  Clear Channel Broadcasting, Inc., Clear Channel Broadcasting
                  Licenses, Inc., AMFM Radio Licenses, L.L.C., AMFM Ohio, Inc.,
                  Capstar TX Limited Partnership, Capstar Radio Operating
                  Company, and Charles E. Giddens (the "Trustee") dated August
                  28, 2000 and effective August 29, 2000.

  27.1(3)   --    Financial Data Schedule of AMFM Operating Inc.

------------

* The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

(1) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Clear Channel Communications, Inc. filed on September 6, 2000.

(2) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc. filed on September 11, 2000.

(3)      Filed herewith.