Form 10-K405
period 2000-12-31
AMFM OPERATING INC
filed 2001-03-28
CIK 908612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                  200 EAST BASSE ROAD, SAN ANTONIO, TEXAS 78209
          (Address of principal executive offices, including zip code)

                                 (210) 822-2828
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                  ----------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    AMFM Operating Inc. is a wholly-owned subsidiary of Clear Channel Communications, Inc., and there is no market for the Registrant's common stock. As of March 28, 2001, 1,040 shares of the Registrant's common stock were outstanding.

    The Registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction I(1)(a) and (b) of Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                TABLE OF CONTENTS

                                                  PART I
Item 1.        Business..........................................................................       3
Item 2.        Properties........................................................................       5
Item 3.        Legal Proceedings.................................................................       5
Item 4.        Submission of Matters to a Vote of Security Holders...............................       5
                                                 PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.............       6
Item 6.        Selected Consolidated Financial Data..............................................       6
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................       6
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk........................       8
Item 8.        Financial Statements and Supplementary Data.......................................       8
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure......................................................................       8
                                                 PART III
Item 10.       Directors and Executive Officers of the Registrant................................       9
Item 11.       Executive Compensation............................................................       9
Item 12.       Security Ownership of Certain Beneficial Owners and Management....................       9
Item 13.       Certain Relationships and Related Transactions....................................       9
                                                 PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................       9

                                     PART I

ITEM 1. BUSINESS

(Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)

GENERAL

    AMFM Operating Inc., together with its subsidiaries, ("AMFM Operating" or the "Company") is an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc. ("Clear Channel"), a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. Prior to Clear Channel's acquisition of AMFM Inc. ("AMFM"), AMFM Operating was an indirect, wholly-owned subsidiary of AMFM. As of December 31, 2000, the Company owned and operated, programmed or sold air time for 426 radio stations (301 FM and 125 AM) in 102 markets in the United States, including eight radio stations programmed under time brokerage or joint sales agreements and excluding five radio stations held in trust. The Company's operations also include Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations, and a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience.

CLEAR CHANNEL MERGER

    On August 30, 2000, Clear Channel acquired AMFM, indirect parent of AMFM Operating, pursuant to a merger agreement dated October 2, 1999. As a result of the merger, AMFM stockholders received 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM became a wholly-owned subsidiary of Clear Channel. In order to obtain governmental approval for the merger, the Company completed the divestiture of 58 radio stations in 22 markets for aggregate gross proceeds of approximately $2.8 billion, including the receipt of 35 radio stations and restricted cash of approximately $0.4 billion (the "Divestitures"). A further eight stations with a net asset value of $132.9 million at August 30, 2000 were placed into trust pending their eventual sale. All of these stations were subsequently sold. On February 21, 2001, the restricted trusts expired and the $131.6 million not expended on replacement radio assets was refunded to the Company. The Company also agreed to sell its
26.2 million shares in Lamar Advertising Company ("Lamar") by December 31, 2002. The Company had previously accounted for its investment in Lamar using the equity method of accounting. Since the investment must now be passive while the Company holds any interest in Lamar, the Company will use the cost method of accounting for periods subsequent to the merger date.

    The combined company has formalized plans to restructure the former AMFM operations. To date, the following decisions have been communicated to affected employees:

    o The Dallas and Austin, Texas, corporate offices will be closed by March 31, 2001;

    o Chancellor Marketing Group ("CMG"), the Company's full-service sales promotion firm which develops integrated marketing programs, has been discontinued as a separate entity. Operations of CMG will be continued by the local radio markets, resulting in the December 31, 2000 closure of the Richmond, Virginia, corporate office and most of the separate CMG sales offices;

    o Katz, the Company's full-service media representation firm, is in the process of restructuring its radio operations into five separate business units;

    o StarSystem(TM), the Company's programming distribution network, is being consolidated into one location in Austin, Texas; and

    o The operations of The AMFM Radio Networks, which broadcasts advertising and syndicated programming, have been operationally integrated into Premiere Radio Networks, Clear Channel's radio syndication business.

    Additionally, the Company is reviewing individual markets to determine where synergies can be achieved within clusters and by centralizing certain functions previously performed at the local level. To date, the restructuring has resulted in the actual or pending termination of approximately 400 employees. It is expected that the majority of the restructuring will be completed during the first half of 2001. A liability for the restructuring of approximately $161.0 million has been recorded in the post-merger opening balance sheet of the Company to account for these costs. The majority of the costs relate to severance and other costs for terminated employees. Approximately $40.0 million of the costs relate to the termination of various contracts, primarily leases, which the

Company will exit as a result of the restructuring. Between August 30 and December 31, 2000, approximately $35.0 million has been charged against the restructuring liability, primarily relating to severance.

    Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the period subsequent to August 30, 2000. The financial statements for the Company for the periods ended prior to August 30, 2000 were prepared using the Company's historical basis of accounting. The comparability of the operating results for the pre-merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, intangible assets were generally amortized over a period of 15 years. The purchase accounting adjustments are preliminary pending completion of appraisals and other fair value analysis of assets and liabilities.

    The Company has guaranteed certain Clear Channel debt obligations, including a $1.9 billion reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility with outstanding balances at December 31, 2000 of $1.8 billion, $1.3 billion and $0.1 billion, respectively. At December 31, 2000, the Company's liability under these guarantees is limited to $1.0 billion.

Investment in Entravision Communications Corporation

    On August 10, 2000, the Company received cash proceeds of $38.4 million in return for approximately 77% of its cost basis investment in Z-Spanish Media. Z-Spanish Media was acquired by Entravision Communications Corporation on August 16, 2000. The Company's investment in Z-Spanish Media was carried at historical value as of December 31, 1999. Due to the availability of a quoted market price for Entravision Communications Corporation, the Company's investment is carried at fair value as of December 31, 2000.

Other Transactions

    Radio station transactions completed from January 1, 2000 to December 31, 2000 include: the disposition of 12 radio stations (ten FM and two AM) for approximately $94.6 million in cash; the acquisition of 24 radio stations (16 FM and eight AM) for approximately $173.8 million in restricted cash; the disposition of three radio stations held in trust (two FM and one AM) for approximately $47.3 million in restricted cash; the disposition of 14 radio stations (nine FM and five AM) and the local sales rights of one FM station in exchange for three radio stations (two FM and one AM) and approximately $9.2 million in cash; and the acquisition of one FM radio station for approximately $5.3 million in cash.

    During the period from January 1 to March 20, 2001, the Company completed the acquisition of 67 radio stations (43 FM and 24 AM) for approximately $158.0 million in restricted cash and the disposition of six radio stations (three FM and three AM), five of which were held in trust, plus approximately $2.9 million in restricted cash in exchange for 15 radio stations (11 FM and four AM) and approximately $44.0 million in cash.

RADIO BROADCASTING

Radio Stations

    As of December 31, 2000, the Company owned and operated, programmed or sold air time for 426 radio stations (301 FM and 125 AM) in 102 markets in the United States, including eight radio stations programmed under time brokerage or joint sales agreements and excluding five radio stations held in trust. The Company's portfolio of radio stations is geographically diversified and employs a wide variety of programming formats.

Other Radio Operations

    The Company's radio operations also include a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience. The AMFM Radio Networks' syndicated programming shows include, among others, American Top 40 with Casey Kasem, Rockline, The Dave Koz Smooth Jazz Show, The Bob & Tom Morning Show and special events such as horse racing's Triple Crown, which includes the Kentucky Derby. The operations of The AMFM Radio Networks have been operationally integrated into Premiere Radio Networks, Clear Channel's radio syndication business.

OTHER OPERATIONS

    The Company entered into the media representation business with the acquisition of Katz Media Group, Inc. and its subsidiaries on October 28, 1997. Katz is a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States. Katz is retained on an exclusive basis by radio and television stations in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas. Katz is the exclusive representation firm for over 2,000 radio stations and over 350 television stations.

    The Company's media representation operations generate revenues primarily through contractual commissions realized from the sale of national spot advertising air time. National spot advertising is commercial air time sold to advertisers on behalf of radio and television stations and cable systems located outside the local markets of those stations and systems. Katz represents its media clients pursuant to media representation contracts which typically have terms of up to ten years in initial length. In connection with the substantial consolidation that has occurred in the broadcast industry in recent years and the development of large client station groups, the frequency of representation contract "buyouts" has increased. These buyouts occur because station groups have tended to negotiate exclusive, long-term representation contracts with a single media representation firm covering all of the station group's stations, including stations acquired after the date of the representation contract. In the event that one of the station group's stations is sold to an owner represented by a different firm, representation contracts are frequently bought out by the successor representation firm. Katz generally amortizes the cost of acquiring new representation contracts associated with a buyout over the expected benefit period, and recognizes the gain on the disposition of representation contracts on the effective date of the buyout agreement.

ITEM 2. PROPERTIES

(Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)

    The Company's corporate headquarters is located in San Antonio, Texas. The types of properties required to support each of the Company's radio stations and media representation business include offices, studios, transmitter sites and antenna sites.

    A radio station's studio is generally housed with its office in a downtown or business district. A radio station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage. Katz operates out of 57 sales offices throughout the United States.

    No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations.

ITEM 3. LEGAL PROCEEDINGS

    In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are AMFM, Hicks, Muse, Tate & Furst Incorporated, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar Broadcasting Corporation merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar Broadcasting Corporation merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    AMFM Operating is a wholly-owned subsidiary of Clear Channel Communications, Inc. and there is no market for the Registrant's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction I(2)(a) of Form 10-K)

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    The following table combines the 2000 pre-merger and post-merger results for the Company. Pre-merger and post-merger results are not comparable due to the impact of the Clear Channel purchase accounting adjustments.

(DOLLARS IN THOUSANDS)                                           YEAR ENDED DECEMBER 31,
                                                              ----------------------------      % INCREASE
                                                                 2000             1999           (DECREASE)
                                                              -----------      -----------      -----------
Net revenues ............................................     $ 2,263,639      $ 1,977,888             14.4%
Operating expenses ......................................       1,176,890        1,048,711             12.2%
Depreciation and amortization ...........................         921,383          731,514             26.0%
Merger and non-recurring costs ..........................         111,357           63,719             74.8%
Operating income (loss) .................................         (57,522)          69,942               --
Interest expense ........................................         366,783          414,993            (11.6)%
Gain on disposition of assets ...........................       1,568,912          221,312            608.9%
Gain on disposition of representation contracts .........          31,915           18,173             75.6%
Net income (loss) attributable to common stock ..........         548,142         (146,874)              --

    The increase in net revenues and operating expenses for the year ended December 31, 2000 compared to the year ended December 31, 1999 is primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere herein and the positive effects of the market strategy implemented in many major markets at the end of the third quarter of 1999. The 1999 net revenues and operating expenses include net revenues of $156.6 million and operating expenses of $84.6 million related to the Company's outdoor advertising business, which was sold to Lamar on September 15, 1999. Depreciation and amortization for the year ended December 31, 2000 compared to the year ended December 31, 1999 increased due to the revaluation of fixed and intangible assets related to the Clear Channel merger and other acquisitions completed by the Company during 1999 and 2000, partially offset by the Divestitures and the change in the amortization period for intangible assets to 25 years as a result of the Clear Channel merger versus 15 years prior to the merger.

    During 2000, the Company recorded merger and non-recurring costs of $96.3 million related to the Clear Channel merger; $5.3 million related to severance costs in connection with the retirement of James E. de Castro as Vice-Chairman of AMFM Inc., President and Chief Executive Officer of AMFM Radio Group and Chairman and Chief Executive Officer of AMFM Interactive, Inc.; $5.1 million related to the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy; and other costs of $4.7 million. During 1999, the Company recorded merger and non-recurring costs of $43.7 million related to the write-off of Petry Media Corporation transactions costs, executive severance and other costs related to the executive management realignment and various internal costs related to the Company's decision to sharpen its focus on domestic radio and media representation; $14.3 million related to the costs to terminate employees and close certain facilities in connection with the implementation of the Company's market strategy; and other costs of $5.7 million.

    Interest expense for the year ended December 31, 2000 compared to the year ended December 31, 1999 decreased primarily due to (i) cash proceeds from the Divestitures, cash proceeds from the sale of the Company's outdoor advertising business to Lamar on September 15, 1999 and cash proceeds from other various dispositions discussed elsewhere herein, all of which were used to reduce the senior credit facility; (ii) the November 12, 1999 redemption of a majority of the 10.75% Senior Subordinated Notes due 2006; (iii) the February 15, 2000 redemption of the 9.375% Senior Subordinated Notes due 2004; (iv) the June 2, 2000 redemption of a majority of the 10.5% Senior Subordinated Notes due 2007;
(v) the September 29, 2000 redemption of the 9% Senior Subordinated Notes due 2008; and (vi) the October 25, 2000 redemption of the 9.25% Senior Subordinated Notes due 2007. This decrease was partially offset by (i) additional debt recorded in connection with the Capstar Broadcasting Corporation merger on July 13, 1999; (ii) additional bank borrowings required to finance the various acquisitions discussed elsewhere herein; and (iii) the November 23, 1999 exchange of the 12.625% Series E cumulative exchangeable preferred stock of the Company for 12.625% Senior Subordinated Exchange Debentures due 2006.

    The gain on disposition of assets for the year ended December 31, 2000 related primarily to a gain of $1.4 billion from the Divestitures. During 2000, the Company also recognized a gain of $123.6 million related to the August 25, 2000 acquisition of two radio stations in Los Angeles plus $1.7 million in cash from Cox Radio, Inc. in exchange for 13 of its radio stations and the local sales rights of a 14th station; a gain of $19.3 million related to the sale of a portion of the Company's cost basis investment in Z-Spanish Media; a gain of $22.8 million related to the January 14, 2000 sale of the capital stock of the Company's Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc.; a gain of $8.3 million related to the June 30, 2000 exchange of one radio station in Dallas for one radio station in Colorado Springs plus $7.5 million in cash from Bison Media, Inc.; and a loss of $5.8 million related to the sale of Lamar shares. The gain on disposition of assets for the year ended December 31, 1999 related primarily to a gain of $210.0 million recognized upon the sale of the Company's outdoor advertising business to Lamar on September 15, 1999 and a gain of $14.5 million from the sale of one radio station in Chicago to ABC, Inc. on April 16, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The following tables present required principal cash flows by maturity date and the related average interest rate for outstanding debt at December 31, 2000 and December 31, 1999. The Company's promissory note payable to Clear Channel bears interest at 7% per annum and matures on August 30, 2010 or upon demand. Book value for the promissory note is assumed to approximate fair market value at December 31, 2000.

    The Company terminated its senior credit facility during August 2000 with proceeds from the Divestitures and $540.0 million borrowed from Clear Channel. The variable rate as of December 31, 1999 is estimated based on implied forward rates in the yield curve. The Company terminated all of its outstanding interest rate swaps during October 2000. For the interest rate swaps held at December 31, 1999, the table presents the notional amounts and expected interest rates that existed by contractual dates, and the notional amount was used to calculate the contractual payments to be exchanged under the contract.

                                                                           DECEMBER 31, 2000
                               -----------------------------------------------------------------------------------------------------
                                  2001         2002       2003     2004       2005       THEREAFTER          TOTAL        FAIR VALUE
                               ----------   ----------   ------   ------   ----------   -------------    -------------    ----------
                                                                       (DOLLARS IN THOUSANDS)
Clear Channel promissory
  note (U.S. $) ............   $       --   $       --   $   --   $   --   $       --   $   1,567,634    $   1,567,634    $1,567,634
  Average interest rate ....           --           --       --       --           --            7.00%            7.00%
Fixed rate debt (U.S. $) ...   $       --   $       --   $   --   $   --   $       --   $   1,438,396    $   1,438,396    $1,401,258
  Average interest rate ....           --           --       --       --           --            8.62%            8.62%



                                                                          DECEMBER 31, 1999
                               -----------------------------------------------------------------------------------------------------
                                  2000          2001       2002     2003      2004       THEREAFTER        TOTAL        FAIR VALUE
                               ---------    -----------   ------   ------   ---------    -----------    -----------    -------------
                                                                       (DOLLARS IN THOUSANDS)
Fixed rate debt (U.S. $) ...   $      --    $        --   $   --   $   --   $ 200,000    $ 2,594,517    $ 2,794,517    $   2,821,254
  Average interest rate ....          --             --       --       --        9.38%          8.60%          8.66%
Variable rate debt
  (U.S. $) .................   $      --    $ 2,850,000   $   --   $   --   $      --    $        --    $ 2,850,000    $   2,850,000
  Average interest rate ....          --           8.53%      --       --          --             --           8.53%
Interest rate swaps
  (variable to fixed):
  Notional amount ..........   $ 426,000    $   400,000   $   --   $   --   $      --    $        --    $   826,000
  Unrecorded gain -- fair
   value ...................          --             --       --       --          --             --             --    $       9,843
  Average pay rate .........        5.84%          5.17%      --       --          --             --           5.52%
  Average receive rate .....        6.19%          6.63%      --       --          --             --           6.40%


EQUITY PRICE RISK

    The carrying value of the Company's available-for-sale equity securities is affected by changes in the quoted marked prices for these securities. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2000 by $195.2 million and would change comprehensive income by $126.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this Item is included beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    As reported in the Company's Current Report on Form 8-K, dated September 26, 2000 and filed on September 29, 2000, the Company dismissed
PricewaterhouseCoopers LLP as its independent accountants and engaged Ernst & Young LLP as its new independent accountants as of September 26, 2000.

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

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3. Exhibits.

            The exhibits to this Report on Form 10-K are listed under item 14(c) below.

    (b) Reports on Form 8-K.

        None.

    (c) Exhibits

          EXHIBIT
             NO.                      DESCRIPTION OF EXHIBIT
          -------                     ----------------------

          2.1(1)    --  Letter Agreement, dated February 20, 1998, between
                        Chancellor Media Corporation of Los Angeles ("CMCLA") and Capstar Broadcasting Corporation.

          2.2(2)    --  Amendment No. 1, dated May 19, 1998, to Letter Agreement dated February 20, 1998, between CMCLA and Capstar
                        Broadcasting Corporation.

          2.3(2)    --  Unit and Stock Purchase Agreement, dated as of June 19,
                        1998, by and among CMCLA, Martin Media, L.P., Martin &
                        MacFarlane, Inc., Nevada Outdoor Systems, Inc., MW Sign
                        Corp. and certain sellers named therein, (see table of contents for list of omitted schedules and exhibits).

          EXHIBIT
             NO.                      DESCRIPTION OF EXHIBIT
          -------                     ----------------------

          2.4(2)    --  Asset Purchase Agreement, dated August 11, 1998, between
                        CMCLA and Independent Group Limited Partnership (see table of contents for list of omitted schedules and exhibits).

          2.5(2)    --  Asset Purchase Agreement, dated August 11, 1998, between
                        CMCLA and Zapis Communications Corporation (see table of contents for list of omitted schedules and exhibits).

          2.6(2)    --  Stock Purchase Agreement, dated August 11, 1998, among
                        CMCLA, Young Ones, Inc., Zebra Broadcasting Corporation and the Sellers named therein (see table of contents for list of omitted schedules and exhibits).

          2.7(2)    --  Stock Purchase Agreement, dated August 11, 1998, among
                        CMCLA, ML Media Partners LP., Wincom Broadcasting
                        Corporation and WIN Communications, Inc. (see table of contents for list of omitted schedules and exhibits).

          2.8(3)    --  Agreement and Plan of Merger, dated as of August 26,
                        1998, among Chancellor Media Corporation, Capstar
                        Broadcasting Corporation and CBC Acquisition Company,
                        Inc., (see table of contents for list of omitted schedules and exhibits).

          2.9(4)    --  Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media
                        Corporation, Capstar Broadcasting Corporation, CBC
                        Acquisition Company, Inc. and CMC Merger Sub, Inc. (see table of contents for list of omitted schedules and exhibits).

          2.10(5)   --  First Amendment to Amended and Restated Agreement and
                        Plan of Merger, dated as of June 30, 1999, among Chancellor Media Corporation, Capstar Broadcasting
                        Corporation and CMC Merger Sub, Inc.

          2.11(6)   --  Asset Purchase Agreement, dated August 30, 1998, by and among CMCLA, Whiteco Industries Inc. and Metro
                        Management Associates (see table of contents for list of omitted schedules and exhibits).

          2.12(7)   --  Asset Purchase Agreement, dated as of August 14, 1998, by and among Chancellor Media Corporation of Illinois, Chancellor Media Illinois License Corp. and ABC, Inc.
                        (see table of contents for list of omitted schedules and exhibits).

          2.13(4)   --  Asset Purchase Agreement, dated as of September 15,
                        1998, by and between The Broadcast Group, Inc. and
                        Chancellor Media/Shamrock Broadcasting, Inc. (see table of contents for list of omitted schedules and exhibits).

          2.14(8)   --  Stock Purchase Agreement, dated as of June 1, 1999, by and between Lamar Advertising Company and CMCLA (see table of contents for list of omitted schedules and exhibits).

          2.15(8)   --  Subscription Agreement, dated as of June 1, 1999, by and between Lamar Advertising Company and CMCLA.

          2.16(8)   --  Voting Agreement, dated as of June 1, 1999, by and among
                        Lamar Advertising Company, CMCLA and Reilly Family
                        Limited Partnership.

          2.17(5)   --  Second Amended and Restated Stock Purchase Agreement
                        dated as of August 11, 1999 by and among Lamar
                        Advertising Company, Lamar Media Corp., Chancellor
                        Mezzanine Holdings Corporation and CMCLA (see table of contents for list of omitted schedules and exhibits).

          2.18(9)   --  Registration Rights Agreement dated as of September 15,
                        1999 among Lamar Advertising Company, CMCLA and
                        Chancellor Mezzanine Holdings Corporation.

          2.19(9)   --  Stockholders Agreement dated as of September 15, 1999
                        among Lamar Advertising Company and certain of its stockholders.

          EXHIBIT
             NO.                      DESCRIPTION OF EXHIBIT
          -------                     ----------------------

          2.20(5)   --  Second Amended and Restated Voting Agreement, dated as of August 11, 1999, among Lamar Advertising Company,
                        CMCLA, Chancellor Mezzanine Holdings Corporation and
                        Reilly Family Limited Partnership.

          2.21(10)  --  Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU Merger Sub, Inc. and AMFM Inc. (see table of contents for list of omitted schedules and exhibits).

          2.22(11)  --  Voting Agreement, dated October 2, 1999, by and between
                        Clear Channel Communications, Inc. and Thomas O. Hicks.

          2.23(11)  --  Voting Agreement, dated October 2, 1999, among Clear
                        Channel Communications, Inc., HM2/HMW, L.P.,
                        HM2/Chancellor, L.P., HM4/ Chancellor, L.P. and Capstar Broadcasting Partners, L.P.

          3.1(12)   --  Amended and Restated Certificate of Incorporation of
                        AMFM Operating Inc.

          3.2(13)   --  Bylaws of AMFM Operating Inc.

          4.1(14)   --  Certificate of Designation for 12 5/8% Series E
                        Cumulative Exchangeable Preferred Stock of AMFM
                        Operating Inc.

          4.2(15)   --  Certificate of Amendment to Certificate of Designation
                        for 12 5/8% Series E Cumulative Exchangeable Preferred
                        Stock of AMFM Operating Inc.

          4.3(16)   --  Indenture, dated as of November 19, 1999, governing the
                        12 5/8% Senior Subordinated Exchange Debentures due
                        2006, of AMFM Operating Inc.

          4.4(17)   --  Indenture, dated as of June 24, 1997, governing the
                        8 3/4% Senior Subordinated Notes due 2007 of AMFM
                        Operating Inc. (the "8 3/4% Notes Indenture").

          4.5(18)   --  First Supplemental Indenture, dated as of September 5,
                        1997, to the 8 3/4% Notes Indenture.

          4.6(19)   --  Second Supplemental Indenture, dated as of October 28,
                        1997, to the 8 3/4% Notes Indenture.

          4.7(19)   --  Third Supplemental Indenture, dated as of August 23,
                        1999, to the 8 3/4% Notes Indenture.

          4.8(19)   --  Fourth Supplemental Indenture, dated as of November 19,
                        1999, to the 8 3/4% Notes Indenture.

          4.9(19)   --  Fifth Supplemental Indenture, dated as of January 18,
                        2000, to the 8 3/4% Notes Indenture.

          4.10(20)  --  Amended and Restated Indenture, dated as of October 28,
                        1997, governing the 10 1/2% Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the "10 1/2% Notes Indenture").

          4.11(20)  --  Second Supplement Indenture, dated as of October 28,
                        1997, to the 10 1/2% Notes Indenture.

          4.12(19)  --  Third Supplemental Indenture, dated as of August 23,
                        1999, to the 10 1/2% Notes Indenture.

          4.13(19)  --  Fourth Supplemental Indenture, dated as of November 19,
                        1999, to the 10 1/2% Notes Indenture.

          4.14(19)  --  Fifth Supplemental Indenture, dated as of January 18,
                        2000, to the 10 1/2% Notes Indenture.

          4.15(21)  --  Indenture, dated as of December 22, 1997, governing the
                        8 1/8% Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the "8 1/8% Notes Indenture").

          4.16(19)  --  First Supplemental Indenture, dated as of August 23,
                        1999, to the 8 1/8% Notes Indenture.

          EXHIBIT
             NO.                      DESCRIPTION OF EXHIBIT
          -------                     ----------------------

          4.17(19)  --  Second Supplemental Indenture, dated as of November 19,
                        1999, to the 8 1/8% Notes Indenture.

          4.18(19)  --  Third Supplemental Indenture, dated as of January 18,
                        2000, to the 8 1/8% Notes Indenture.

          4.19(6)   --  Indenture, dated as of November 17, 1998, governing the
                        8% Senior Notes due 2008 of AMFM Operating Inc. (the "8%
                        Notes Indenture").

          4.20(19)  --  First Supplemental Indenture, dated as of August 23,
                        1999, to the 8% Notes Indenture.

          4.21(19)  --  Second Supplemental Indenture, dated as of November 19,
                        1999, to the 8% Notes Indenture.

          4.22(19)  --  Third Supplemental Indenture, dated as of January 18,
                        2000, to the 8% Notes Indenture.

          4.23(22)  --  Indenture, dated as of May 31, 1996, governing the
                        10 3/4% Senior Subordinated Notes due 2006 of AMFM Operating Inc. (the "10 3/4% Notes Indenture").

          4.24(23)  --  First Supplemental Indenture, dated as of November 25,
                        1996, to the 10 3/4% Notes Indenture.

          4.25(23)  --  Second Supplemental Indenture, dated as of January 10,
                        1997, to the 10 3/4% Notes Indenture.

          4.26(23)  --  Third Supplemental Indenture, dated as of January 13,
                        1997, to the 10 3/4% Notes Indenture.

          4.27(24)  --  Fourth Supplemental Indenture, dated as of January 29,
                        1997, to the 10 3/4% Notes Indenture.

          4.28(24)  --  Fifth Supplemental Indenture, dated as of May 15, 1997, to the 10 3/4% Notes Indenture.

          4.29(24)  --  Sixth Supplemental Indenture, dated as of July 8, 1997, to the 10 3/4% Notes Indenture.

          4.30(24)  --  Seventh Supplemental Indenture, dated as of October 9,
                        1997 to the 10 3/4% Notes Indenture.

          4.31(24)  --  Eighth Supplemental Indenture, dated as of October 10,
                        1997, to the 10 3/4% Notes Indenture.

          4.32(24)  --  Ninth Supplemental Indenture, dated as of January 23,
                        1998, to the 10 3/4% Notes Indenture.

          4.33(25)  --  Tenth Supplemental Indenture, dated as of February 2,
                        1998, to the 10 3/4% Notes Indenture.

          4.34(19)  --  Eleventh Supplemental Indenture, dated as of May 18,
                        1998, to the 10 3/4% Notes Indenture.

          4.35(19)  --  Twelfth Supplemental Indenture, dated as of May 29,
                        1998, to the 10 3/4% Notes Indenture.

          4.36(19)  --  Thirteenth Supplemental Indenture, dated as of November
                        12, 1999, to the 10 3/4% Notes Indenture.

          4.41(26)  --  Sixth Supplemental Indenture, dated June 2, 2000, to the
                        Indenture, dated as of October 28, 1997, governing the 10 1/2% Senior Subordinated Notes due 2007 of AMFM Operating Inc.

          4.42(27)  --  Intercompany Promissory Note between AMFM Operating Inc.
                        and Clear Channel Communications, Inc. dated August 30, 2000.

          10.1(28)  --  Credit Agreement, dated as of November 19, 1999, among
                        AMFM Holdings Inc., Capstar Broadcasting Partners, Inc., AMFM Operating Inc., Various Lenders, Chase Securities Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers, The Chase Manhattan Bank, as Syndication Agent, Bank of America, N.A. and Toronto Dominion (Texas), Inc. as Documentation Agents, and Bankers Trust Company, as Administrative Agent.

          EXHIBIT
             NO.                      DESCRIPTION OF EXHIBIT
          -------                     ----------------------

          10.2(29)  --  Credit Agreement, dated May 29, 1998, among Capstar
                        Radio Broadcasting Partners, Inc., Capstar Broadcasting Partners, Inc., Capstar Broadcasting Corporation and the financial institutions party thereto.

          10.3(30)  --  First Amendment to Credit Agreement, dated as of March
                        4, 1999.

          10.4(31)  --  Second Amendment and Waiver to Credit Agreement, dated as of April 23, 1999.

          10.5(5)   --  Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting Corporation, Capstar
                        Broadcasting Partners, Inc., HMCO, and Chancellor Media
                        Corporation.

          10.6(11)  --  Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for 335,099 shares.

          10.7(11)  --  Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for 634,517 shares.

          10.8(32)  --  Asset Purchase Agreement between Clear Channel
                        Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Ohio, Inc., and AMFM Radio Licenses LLC, (the "Seller") and Chase Radio Properties, LLC, (the "Buyer") dated March 3, 2000.

          10.9(32)  --  Amendment to Asset Purchase Agreement between Clear
                        Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Ohio, Inc., and AMFM Radio Licenses LLC, (the "Seller") and Chase Radio Properties, LLC, (the "Buyer") dated March 14, 2000.

          10.10(32) --  Second Amendment to Asset Purchase Agreement between
                        Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Ohio, Inc., and AMFM Radio Licenses LLC, (the "Seller") and Chase Radio Properties, LLC, (the "Buyer") dated July 10, 2000.

          10.11(32) --  Third Amendment to Asset Purchase Agreement between
                        Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Ohio, Inc., and AMFM Radio Licenses LLC, (the "Seller") and Chase Radio Properties, LLC, (the "Buyer") dated July 17, 2000.

          10.12(32) --  Asset Purchase Agreement between Clear Channel
                        Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Texas Broadcasting, LP and AMFM Texas Licenses Limited Partnership, (the "Seller") and Cox Radio, Inc. and CXR Holdings, Inc. (the "Buyer") dated March 3, 2000.

          10.13(32) --  Asset Purchase Agreement between Capstar Radio Operating
                        Company and Capstar TX Limited Partnership, (the "Seller") and Cumulus Broadcasting, Inc. and Cumulus Licensing Corp. (the "Buyer") dated March 5, 2000.

          10.14(32) --  Asset Exchange Agreement between Capstar Radio Operating
                        Company and Capstar TX Limited Partnership, (the "Seller") and Cumulus Broadcasting, Inc. and Cumulus Licensing Corp. (the "Exchange Party") dated March 5, 2000.

          10.15(32) --  Amendment to Asset Exchange Agreement between Capstar
                        Radio Operating Company and Capstar TX Limited Partnership, (the "Seller") and Cumulus Broadcasting, Inc. and Cumulus Licensing Corp. (the "Exchange Party") dated June 5, 2000.

          EXHIBIT
             NO.                      DESCRIPTION OF EXHIBIT
          -------                     ----------------------

          10.16(32) --  Second Amendment to Asset Exchange Agreement between
                        Capstar Radio Operating Company and Capstar TX Limited Partnership, (the "Seller") and Cumulus Broadcasting, Inc., Cumulus Licensing Corp. and Cumulus Wireless Services, Inc. (the "Exchange Party") dated July 17, 2000.

          10.17(32) --  Asset Purchase Agreement between AMFM Houston, Inc.,
                        AMFM Ohio, Inc. and AMFM Radio Licenses, LLC, (the "Seller") and Emmis Communications Corporation, (the "Buyer") dated June 19, 2000.

          10.18(32) --  Asset Purchase Agreement between Capstar TX Limited
                        Partnership, (the "Seller") and Saga Communications of New England, Inc., (the "Buyer") dated March 6, 2000.

          10.19(32) --  Asset Purchase Agreement between Capstar TX Limited
                        Partnership and Salem Communications Corporation dated March 5, 2000.

          10.20(32) --  Asset Exchange Agreement between Clear Channel
                        Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company and Capstar TX Limited Partnership, (the "Seller") and Barnstable Broadcasting, Inc., OBC Broadcasting, Inc. and Two Rivers Broadcasting Limited Partnership, (the "Buyer") dated March 7, 2000.

          10.21(32) --  Asset Purchase Agreement between Clear Channel
                        Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar TX Limited Partnership, AMFM Ohio, Inc., Cleveland Radio Licenses LLC, AMFM San Diego, Inc., AMFM Houston, Inc., AMFM Radio Licenses, LLC and Zebra Broadcasting Corporation, (the "Seller") and CBS Radio, Inc. (the "Buyer") dated March 3, 2000.

          10.22(33) --  Asset Purchase Agreement among AMFM Ohio, Inc., AMFM
                        Radio Licenses LLC, Blue Chip Broadcasting, Ltd. and Blue Chip Broadcasting Licenses, Ltd. dated March 3, 2000.

          10.23(33) --  Asset Purchase Agreement between Clear Channel
                        Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., AMFM Operating Inc., AMFM Ohio, Inc., AMFM Houston, Inc., AMFM Radio Licenses, LLC, Zebra Broadcasting Corporation, Cleveland Radio Licenses, LLC, Capstar TX Limited Partnership and Radio One, Inc. dated March 11, 2000.

          10.24(33) --  Amendment to Asset Purchase Agreement between Clear
                        Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., AMFM Operating Inc., AMFM Ohio, Inc., AMFM Houston, Inc., AMFM Radio Licenses, LLC, Zebra Broadcasting Corporation, Cleveland Radio Licenses, LLC, Capstar TX Limited Partnership and Radio One, Inc. dated August 24, 2000.

          10.25(33) --  Asset Exchange Agreement among Clear Channel
                        Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. dated March 12, 2000.

          10.26(33) --  Trust agreement between Clear Channel Communications,
                        Inc., Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., AMFM Radio Licenses, L.L.C., AMFM Ohio, Inc., Capstar TX Limited Partnership, Capstar Radio Operating Company, and Charles E. Giddens (the "Trustee") dated August 28, 2000 and effective August 29, 2000.

          16.1(34)  --  Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K.


------------

(1) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles ("CMCLA") filed on February 27, 1998.

(2) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending June 30, 1998.

(3) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

(4) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1999.

(5) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(6) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(7) Incorporated by reference to Exhibits to the Current Report on Form 8-K of CMCLA, as amended, filed on May 5, 1999.

(8) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation filed on June 8, 1999.

(9)      Incorporated by reference to Exhibits to AMFM Inc.'s Amendment No. 1 to
         Schedule 13D filed on March 10, 2000 regarding AMFM Inc.'s ownership interest in Lamar Advertising Company.

(10) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., filed on October 5, 1999.

(11) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.

(12) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Capstar Communications, Inc. for the quarterly period ending June 30, 1999.

(13) Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Capstar Communications, Inc. for the year ended December 31, 1998.

(14) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 27, 1997.

(15) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(16) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of AMFM Operating Inc. filed on November 19, 1999.

(17) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company filed on July 17, 1997.

(18) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(19) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.

(20) Incorporated by reference to U.C. Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1997.

(21) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(22) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Registration Statement on Form S-4, initially filed on June 21, 1996, as amended (Registration Number 333-06553).

(23) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 17, 1997.

(24) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(25) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(26) Incorporated by reference to Exhibits to AMFM Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(27) The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

(28) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc. filed on December 1, 1999.

(29) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Corporation filed on June 15, 1998.

(30) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(31) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Capstar Broadcasting Corporation for the quarterly period ending March 31, 1999.

(32) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Clear Channel Communications, Inc. filed on September 6, 2000.

(33) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc. filed on September 11, 2000.

(34) Incorporated by reference to Exhibits to the Current Report on Form 8-K of AMFM Operating Inc. filed on September 29, 2000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 23RD DAY OF MARCH, 2001.

                                         AMFM OPERATING INC.

                                         By: /s/ L. LOWRY MAYS
                                             --------------------------------
                                                 L. Lowry Mays
                                         Chairman and Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                           SIGNATURE                                     TITLE                                DATE
              ------------------------------------    --------------------------------------------     -------------------

                       /s/ L. LOWRY MAYS              Chairman, Chief Executive Officer and            March 23, 2001
              ------------------------------------      Director
                         L. Lowry Mays                  (Principal Executive Officer)

                       /s/ MARK P. MAYS               President, Chief Operating Officer and           March 23, 2001
              ------------------------------------      Director
                         Mark P. Mays

                      /s/ RANDALL T. MAYS             Executive Vice President, Chief Financial        March 23, 2001
              ------------------------------------      Officer and Director
                        Randall T. Mays                 (Principal Financial Officer)

                     /s/ ERIC C. SIMONTIS             Vice President and Controller                    March 28, 2001
              ------------------------------------      (Principal Accounting Officer)
                       Eric C. Simontis

                          INDEX TO FINANCIAL STATEMENTS

                         (ITEM 14(a)1) AND ITEM 14(a)2)

Report of Independent Auditors........................................................................      F-2
Report of Independent Accountants.....................................................................      F-3
Consolidated Balance Sheets as of December 31, 1999 and 2000..........................................      F-4
Consolidated Statements of Operations for the year ended December 31, 1998, the year ended December
  31, 1999, the period from January 1 to August 30, 2000, and the period from August 31 to December
  31, 2000............................................................................................      F-5
Consolidated Statements of Equity for the year ended December 31, 1998, the year ended December 31,
  1999, the period from January 1 to August 30, 2000, and the period from August 31 to December 31,
  2000................................................................................................      F-6
Consolidated Statements of Cash Flows for the year ended December 31, 1998, the year ended December
  31, 1999, the period from January 1 to August 30, 2000, and the period from August 31 to December
  31, 2000............................................................................................      F-7
Notes to Consolidated Financial Statements............................................................      F-8
Report of Independent Auditors on Financial Statement Schedule........................................     F-31
Report of Independent Accountants on Financial Statement Schedule.....................................     F-32
Schedule II -- Valuation and Qualifying Accounts......................................................     F-33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
AMFM Operating Inc.:

We have audited the accompanying consolidated balance sheet of AMFM Operating Inc. (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for the period from August 31, 2000 through December 31, 2000 (Post-Merger) and the period from January 1, 2000 through August 30, 2000 (Pre-Merger). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMFM Operating Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the period from August 31, 2000 through December 31, 2000 (Post-Merger) and the period from January 1, 2000 through August 30, 2000 (Pre-Merger), in conformity with accounting principles generally accepted in the United States.


                                             /s/ ERNST & YOUNG LLP
San Antonio, Texas
February 23, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder of
AMFM Operating Inc.:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholder's equity and of cash flows present fairly, in all material respects, the financial position of AMFM Operating Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                         PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2000

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                             PRE-MERGER         POST-MERGER
                                                                                            ------------        ------------
                                                                                            DECEMBER 31,        DECEMBER 31,
                                                                                                1999               2000
                                                                                            ------------        ------------
                                                              ASSETS
Current assets:
  Cash and cash equivalents .........................................................       $     14,634        $     18,502
  Restricted cash ...................................................................                 --             131,562
  Accounts receivable, less allowance for doubtful accounts of $21,428 in
    1999 and $19,714 in 2000 ........................................................            531,818             494,033
  Other current assets ..............................................................             95,358              67,944
                                                                                            ------------        ------------
         Total current assets .......................................................            641,810             712,041
Property and equipment, net .........................................................            471,051             453,079
Intangible assets, net ..............................................................         10,352,530          23,715,917
Restricted cash .....................................................................                 --             189,466
Assets held in trust ................................................................                 --              79,251
Investments in non-consolidated affiliates ..........................................          1,103,442                  --
Other investments ...................................................................             54,178           1,015,567
Other assets, net ...................................................................            196,858              37,192
                                                                                            ------------        ------------
                                                                                            $ 12,819,869        $ 26,202,513
                                                                                            ============        ============

                                         LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses .............................................       $    282,171        $    356,200
  Income taxes payable ..............................................................              8,406             492,842
                                                                                            ------------        ------------
       Total current liabilities ....................................................            290,577             849,042
Clear Channel promissory note .......................................................                 --           1,567,634
Long-term debt ......................................................................          5,644,517           1,438,396
Deferred tax liabilities ............................................................          1,716,441           5,180,044
Other liabilities ...................................................................             60,154              36,985
                                                                                            ------------        ------------
         Total liabilities ..........................................................          7,711,689           9,072,101
                                                                                            ------------        ------------
Commitments and contingencies (Note 12)
Shareholder's equity:
  Common stock, $.01 par value. 200,000 shares authorized; 1,040 shares issued
   and outstanding ..................................................................                  1                   1
  Paid-in capital ...................................................................          5,555,926          17,346,238
  Accumulated deficit ...............................................................           (447,747)            (89,246)
  Other comprehensive income (loss) .................................................                 --            (126,581)
                                                                                            ------------        ------------
         Total shareholder's equity .................................................          5,108,180          17,130,412
                                                                                            ------------        ------------
                                                                                            $ 12,819,869        $ 26,202,513
                                                                                            ============        ============

          See accompanying notes to consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                     YEAR ENDED DECEMBER 31, 2000
                                                                                                   -------------------------------
                                                              PRE-MERGER         PRE-MERGER         PRE-MERGER         POST-MERGER
                                                              -----------        -----------       ------------        -----------
                                                                                                    PERIOD FROM         PERIOD FROM
                                                              YEAR ENDED         YEAR ENDED        JANUARY 1 TO        AUGUST 31 TO
                                                              DECEMBER 31,       DECEMBER 31,        AUGUST 30,        DECEMBER 31,
                                                                 1998               1999               2000                2000
                                                              -----------        -----------       ------------        -----------
Gross revenues ........................................       $ 1,440,357        $ 2,232,765        $ 1,747,968        $   786,312
  Less agency commissions .............................           166,501            254,877            202,557             68,084
                                                              -----------        -----------        -----------        -----------
     Net revenues .....................................         1,273,856          1,977,888          1,545,411            718,228
 Operating expenses ...................................           682,061          1,048,711            819,924            356,966
 Depreciation and amortization ........................           446,338            731,514            578,913            342,470
 Corporate general and administrative .................            36,722             57,559             43,559             15,803
 Non-cash compensation ................................            16,000              6,443             36,137             16,032
 Merger and non-recurring costs .......................            47,661             63,719            111,357                 --
                                                              -----------        -----------        -----------        -----------
     Operating income (loss) ..........................            45,074             69,942            (44,479)           (13,043)
 Interest expense .....................................           217,136            414,993            293,133             73,650
 Gain (loss) on disposition of assets .................           123,845            221,312          1,574,738             (5,826)
 Gain on disposition of representation contracts ......            32,198             18,173             28,919              2,996
 Other income (expense) - net .........................            18,871             10,644              1,481              8,410
                                                              -----------        -----------        -----------        -----------
     Income (loss) before income taxes ................             2,852            (94,922)         1,267,526            (81,113)
Income tax expense ....................................            33,751              3,027            545,746              6,933
                                                              -----------        -----------        -----------        -----------
     Income (loss) before equity in net loss of
       affiliates and extraordinary item ..............           (30,899)           (97,949)           721,780            (88,046)
Equity in net loss of affiliates ......................                --             28,192             62,790              1,200
                                                              -----------        -----------        -----------        -----------
  Income (loss) before extraordinary item .............           (30,899)          (126,141)           658,990            (89,246)
Extraordinary loss, net of income tax benefit .........            47,089             15,142             21,602                 --
                                                              -----------        -----------        -----------        -----------
          Net income (loss) ...........................           (77,988)          (141,283)           637,388            (89,246)
Dividends and accretion on preferred stock ............            17,601              5,591                 --                 --
                                                              -----------        -----------        -----------        -----------
  Net income (loss) attributable to common stock ......           (95,589)          (146,874)           637,388            (89,246)

Other comprehensive loss, net of tax:
  Unrealized holding loss arising during period .......                --                 --                 --            130,368
  Less: reclassification adjustment for losses
   included in net income (loss) ......................                --                 --                 --             (3,787)
                                                              -----------        -----------        -----------        -----------
Comprehensive income (loss) ...........................       $   (95,589)       $  (146,874)       $   637,388        $  (215,827)
                                                              ===========        ===========        ===========        ===========



          See accompanying notes to consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                        CONSOLIDATED STATEMENTS OF EQUITY
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                       PRE-MERGER
                                                 ----------------------------------------------------------------------------------
                                                      COMMON STOCK                         RETAINED        OTHER          TOTAL
                                                 ---------------------      PAID-IN        EARNINGS    COMPREHENSIVE  SHAREHOLDER'S
                                                   SHARES      AMOUNT       CAPITAL        (DEFICIT)        LOSS          EQUITY
                                                 ---------    --------    -----------     -----------  -------------  -------------

Balances at December 31, 1997 .................      1,040    $      1    $ 1,637,628     $  (157,422)    $     --    $ 1,480,207
  Capital contributed from parent .............         --          --      1,016,882              --           --      1,016,882
  Stock option compensation ...................         --          --         16,000              --           --         16,000
  Dividends to parent .........................         --          --             --         (25,670)          --        (25,670)
  Net loss attributable to common stock .......         --          --             --         (95,589)          --        (95,589)
                                                 ---------    --------    -----------     -----------     --------    -----------
Balances at December 31, 1998 .................      1,040           1      2,670,510        (278,681)          --      2,391,830
  Capital contributed from parent .............         --          --      2,931,391              --           --      2,931,391
  Stock option compensation ...................         --          --          6,443              --           --          6,443
  Distributions to parent .....................         --          --        (52,418)             --           --        (52,418)
  Dividends to parent .........................         --          --             --         (22,192)          --        (22,192)
  Net loss attributable to common stock .......         --          --             --        (146,874)          --       (146,874)
                                                 ---------    --------    -----------     -----------     --------    -----------
Balances at December 31, 1999 .................      1,040           1      5,555,926        (447,747)          --      5,108,180
  Capital contributed from parent .............         --          --        103,754              --           --        103,754
  Stock option compensation - Divestitures ....         --          --         67,758              --           --         67,758
  Stock option compensation ...................         --          --         36,137              --           --         36,137
  Distributions to parent .....................         --          --        (12,062)             --           --        (12,062)
  Credit on exchange of preferred stock by
   parent .....................................         --          --             --           2,989           --          2,989
  Net income attributable to common stock .....         --          --             --         637,388           --        637,388
                                                 ---------    --------    -----------     -----------     --------    -----------
Balances at August 30, 2000 ...................      1,040    $      1    $ 5,751,513     $   192,630     $     --    $ 5,944,144
                                                 =========    ========    ===========     ===========     ========    ===========


                                                                                        POST-MERGER
                                                 ----------------------------------------------------------------------------------
                                                      COMMON STOCK                       RETAINED        OTHER           TOTAL
                                                 ---------------------     PAID-IN       EARNINGS    COMPREHENSIVE    SHAREHOLDER'S
                                                   SHARES      AMOUNT      CAPITAL       (DEFICIT)        LOSS           EQUITY
                                                  --------    -------    ------------  ------------  -------------    -------------


Initial capitalization, August 31, 2000 .......      1,040    $     1    $ 17,330,206  $         --   $         --     $ 17,330,207
  Stock option compensation ...................         --         --          16,032            --             --           16,032
  Unrealized loss on investments, net of tax ..         --         --              --            --       (126,581)        (126,581)
  Net loss attributable to common stock .......         --         --              --       (89,246)            --          (89,246)
                                                  --------    -------    ------------  ------------   ------------     ------------
Balances at December 31, 2000 .................      1,040    $     1    $ 17,346,238  $    (89,246)  $   (126,581)    $ 17,130,412
                                                  ========    =======    ============  ============   ============     ============



          See accompanying notes to consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                  YEAR ENDED DECEMBER 31, 2000
                                                                                                  ----------------------------
                                                                    PRE-MERGER     PRE-MERGER      PRE-MERGER      POST-MERGER
                                                                   -----------     -----------    ------------     -----------
                                                                                                   PERIOD FROM      PERIOD FROM
                                                                   YEAR ENDED       YEAR ENDED    JANUARY 1 TO     AUGUST 31 TO
                                                                   DECEMBER 31,    DECEMBER 31,     AUGUST 30,     DECEMBER 31,
                                                                       1998           1999            2000            2000
                                                                   -----------     -----------    ------------     -----------

Cash flows from operating activities:
  Net income (loss) ...........................................    $   (77,988)    $  (141,283)    $   637,388     $   (89,246)
  Reconciling items:
   Depreciation ...............................................         47,027         123,850          50,930          17,332
   Amortization ...............................................        399,311         607,664         527,983         325,138
   Non-cash compensation ......................................         16,000           6,443          36,137          16,032
   Non-cash compensation - Divestitures .......................             --              --          67,758              --
   Non-cash interest ..........................................             --          (1,142)         (1,789)         (2,680)
   Provision for doubtful accounts ............................          5,684          12,518          18,802           8,832
   Deferred income tax expense (benefit) ......................         28,718         (11,073)         46,447          (1,092)
   Gain on disposition of representation contracts ............        (32,198)        (18,173)        (28,919)         (2,996)
   Loss (gain) on disposition of assets .......................       (123,845)       (221,312)     (1,574,738)          5,826
   Write-off of costs related to terminated acquisitions ......             --           4,148              --              --
   Equity in net loss of affiliates ...........................             --          28,192          62,790           1,200
   Extraordinary loss, net of income tax benefit ..............         47,089          15,142          21,602              --
   Other ......................................................             --          (1,511)          2,927          (1,153)
   Changes in certain assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable .......................................        (89,392)       (101,285)          7,366          (3,288)
    Other current assets ......................................         (7,964)         (5,967)         29,245           7,190
    Income taxes payable ......................................             --           8,406         492,286          (9,983)
    Accounts payable and accrued expenses .....................         58,027         (62,469)        (42,280)       (158,718)
    Other assets ..............................................         (6,461)         29,204           4,437           2,846
    Other liabilities .........................................          3,623         (12,619)         (4,106)         (7,058)
                                                                   -----------     -----------     -----------     -----------
     Net cash provided by operating activities ................        267,631         258,733         354,266         108,182
                                                                   -----------     -----------     -----------     -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired ..........................     (1,995,991)       (498,694)        (96,902)        (82,168)
  Liquidation of restricted cash ..............................             --              --          91,647          74,570
  Issuance of note receivable from affiliate ..................       (150,000)             --              --              --
  Proceeds from sale of assets and outdoor
   advertising business .......................................             --         743,693       2,765,398         108,471
  Proceeds from Divestitures placed in restricted cash ........             --              --        (439,896)             --
  Proceeds from sale of assets placed in restricted cash ......             --              --              --         (47,269)
  Payments made for purchases of representation contracts .....        (32,410)        (43,915)        (17,397)        (13,484)
  Payments for cost basis investments .........................        (30,000)             --              --              --
  Payments received from sales of representation contracts ....         26,500          24,033          11,938           6,588
  Purchases of property and equipment .........................        (40,086)        (58,812)        (28,752)        (19,464)
  Construction of advertising structures ......................         (3,375)        (14,345)             --              --
  Other .......................................................        (65,807)        (23,061)        (11,640)         (5,489)
                                                                   -----------     -----------     -----------     -----------
     Net cash provided by (used by) investing activities ......     (2,291,169)        128,899       2,274,396          21,755
                                                                   -----------     -----------     -----------     -----------
Cash flows from financing activities:
  Proceeds of long-term debt ..................................      3,596,000       1,074,459         412,500              --
  Net borrowings from Clear Channel ...........................             --              --         540,000       1,027,634
  Payments on long-term debt ..................................     (2,476,217)     (1,411,475)     (3,582,478)     (1,196,210)
  Contributions from parent ...................................      1,003,784          34,789          65,338              --
  Dividends to parent .........................................        (25,670)        (16,715)         (9,453)             --
  Dividends on preferred stock ................................        (31,369)         (6,373)             --              --
  Payments for debt issuance costs ............................        (47,318)         (3,693)             --              --
  Distributions to parent .....................................             --         (51,448)        (12,062)             --
  Other .......................................................             --          (4,798)             --              --
                                                                   -----------     -----------     -----------     -----------
     Net cash provided by (used by) financing activities ......      2,019,210        (385,254)     (2,586,155)       (168,576)
                                                                   -----------     -----------     -----------     -----------
Increase (decrease) in cash and cash equivalents ..............    $    (4,328)          2,378          42,507         (38,639)
Cash and cash equivalents at beginning of period ..............         16,584          12,256          14,634          57,141
                                                                   -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period ....................    $    12,256     $    14,634     $    57,141     $    18,502
                                                                   ===========     ===========     ===========     ===========

         See accompanying notes to consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) CLEAR CHANNEL MERGER

    On August 30, 2000, Clear Channel Communications, Inc. ("Clear Channel") acquired AMFM Inc. ("AMFM"), indirect parent of AMFM Operating Inc. (the "Company" or "AMFM Operating"), pursuant to a merger agreement dated October 2, 1999. As a result of the merger, AMFM stockholders received 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM became a wholly-owned subsidiary of Clear Channel. In order to obtain governmental approval for the merger, the Company completed the divestiture of 58 radio stations in 22 markets for aggregate gross proceeds of approximately $2,761,000, including the receipt of 35 radio stations and restricted cash of approximately $440,000 (the "Divestitures"). A further eight stations with a net asset value of $132,883 at August 30, 2000 were placed into trust pending their eventual sale. All of these stations were subsequently sold. On February 21, 2001, the restricted trusts expired and the $131,562 not expended on replacement radio assets was refunded to the Company. The Company also agreed to sell its 26.2 million shares in Lamar Advertising Company ("Lamar") by December 31, 2002. The Company had previously accounted for its investment in Lamar using the equity method of accounting. Since the investment must now be passive while the Company holds any interest in Lamar, the Company will use the cost method of accounting for periods subsequent to the merger date.

    The combined company has formalized plans to restructure the former AMFM operations. To date, the following decisions have been communicated to affected employees:

    o The Dallas and Austin, Texas, corporate offices will be closed by March 31, 2001;

    o Chancellor Marketing Group ("CMG"), the Company's full-service sales promotion firm which develops integrated marketing programs, has been discontinued as a separate entity. Operations of CMG will be continued by the local radio markets, resulting in the December 31, 2000 closure of the Richmond, Virginia, corporate office and most of the separate CMG sales offices;

    o Katz Media Group, Inc. ("Katz"), the Company's full-service media representation firm, is in the process of restructuring its radio operations into five separate business units;

    o StarSystem(TM), the Company's programming distribution network, is being consolidated into one location in Austin, Texas; and

    o The operations of The AMFM Radio Networks, which broadcasts advertising and syndicated programming, have been operationally integrated into Premiere Radio Networks, Clear Channel's radio syndication business.

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

     A liability for the restructuring of approximately $161,000 has been recorded in the post-merger opening balance sheet of the Company to account for these costs. The majority of the costs relate to severance and other costs for terminated employees. Approximately $40,000 of the costs relate to the termination of various contracts, primarily leases, which the Company will exit as a result of the restructuring. Between August 30 and December 31, 2000, approximately $35,000 has been charged against the restructuring liability, primarily relating to severance.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

    AMFM Operating Inc., together with its subsidiaries, is an indirect, wholly-owned subsidiary of Clear Channel, a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. Prior to Clear Channel's acquisition of AMFM, AMFM Operating was an indirect, wholly-owned subsidiary of AMFM. As of December 31, 2000, the Company owned and operated, programmed or sold air time for 426 radio stations (301 FM and 125 AM) in 102 markets in the United States, including eight radio stations programmed under time brokerage or joint sales agreements and excluding five radio stations held in trust. The Company's radio operations also include Katz, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations, and a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience.

  (b) Clear Channel Push-Down Accounting Adjustments

    Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the period subsequent to August 30, 2000. The financial statements for the Company for the periods ended prior to August 30, 2000 were prepared using the Company's historical basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, intangible assets were generally amortized over a period of 15 years. The purchase accounting adjustments are preliminary pending completion of appraisals and other fair value analysis of assets and liabilities.

  (c) Basis of Presentation

    On November 19, 1999, AMFM completed the combination of the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into two entities, Capstar Broadcasting Partners, Inc. ("Capstar Partners") and AMFM Operating, through a series of related transactions, including contributions of assets and mergers of its direct and indirect subsidiaries (the "Corporate Reorganization"). As part of the combination, Capstar Broadcasting Corporation ("Capstar Broadcasting") was merged into AMFM's direct subsidiary Chancellor Mezzanine Holdings Corporation. In addition, Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") and Chancellor Media Corporation of Los Angeles ("CMCLA") merged into Capstar Communications, Inc. ("Capstar Communications"), which assumed all of the outstanding bonds and bank indebtedness of Capstar Radio and CMCLA. The combined entity was renamed AMFM Operating Inc. and became a wholly-owned subsidiary of Capstar Partners, which is a wholly-owned subsidiary of AMFM. All of the operating subsidiaries of AMFM, except for the subsidiaries engaged in AMFM's Internet initiatives, became directly or indirectly owned by AMFM Operating.

    As CMCLA, Capstar Radio and Capstar Communications, an indirect, wholly-owned subsidiary of Capstar Radio, were under the common control of AMFM, the Corporate Reorganization was accounted for by the Company in a manner similar to a pooling of interests. The accounts of CMCLA and its subsidiaries are included in the Company's financial statements as of and for all periods presented herein. Subsequent to July 13, 1999, the date of AMFM's acquisition of Capstar Broadcasting, which included Capstar Radio (see Note 3(a)), the Company's financial statements also include the accounts of Capstar Radio and its subsidiaries.

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

    AMFM Operating is limited in the amount of dividends it may pay by the terms of its debt instruments.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 (d) Principles of Consolidation

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

 (e) Property and Equipment

    Property and equipment as of December 31, 2000 are stated at cost and reflect the effects of applying push-down accounting as a result of the Clear Channel merger. Depreciation is computed principally by the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

                  Buildings - 10 to 30 years
                  Transmitter and studio equipment - 7 to 15 years Furniture and other equipment - 2 to 10 years
                  Leasehold improvements - generally life of lease

    Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized.

  (f) Intangible Assets

    Intangible assets as of December 31, 2000 are stated at cost and reflect the effects of applying push-down accounting as a result of the Clear Channel merger. Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. The Company amortizes such intangible assets using the straight-line method. Excess cost over the fair value of net assets acquired (goodwill) and certain licenses are amortized over 20 to 25 years. Prior to the Clear Channel merger, intangible assets were generally amortized over a period of 15 years. The Company periodically evaluates the propriety of the carrying amount of goodwill and other intangible assets and related amortization periods to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of amortization periods. These evaluations consist of the projection of undiscounted cash flows over the remaining amortization periods of the related intangible assets. The projections are based on historical trend lines of actual results, adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down to fair value by charges to expense. At this time, the Company believes that no impairment of goodwill or other intangible assets has occurred and that no revisions to the amortization periods are warranted.

  (g) Income Taxes

    The operations of the Company for periods subsequent to the Clear Channel merger are included in a consolidated federal income tax return filed by Clear Channel. However, for financial reporting purposes, the Company's provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries.

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

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  (h) Revenue Recognition

    Radio broadcast revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Media representation revenue is derived from commissions on sales of advertising time for radio and television stations under representation contracts by the Company's media representation firm and is recognized as advertisements are broadcast. Outdoor advertising revenue is derived from contracts with advertisers for the rental of outdoor advertising space and recognized on an accrual basis ratably over the terms of the contracts. Revenue from barter transactions is recognized when advertisements are broadcast.

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

    Costs of obtaining representation contracts are deferred and amortized over the related period of benefit. Amortization of costs of obtaining representation contracts included in depreciation and amortization was $10,862 for the year ended December 31, 1998, $16,618 for the year ended December 31, 1999, $14,259 for the period from January 1 to August 30, 2000, and $513 for the period from August 31 to December 31, 2000. Gains on the disposition of representation contracts are recognized on the effective date of the buyout agreement as a component of other income (expense).

  (j) Statements of Cash Flows

    For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less to be cash equivalents.

    The Company paid interest of approximately $191,674 in 1998, $404,102 in 1999, $287,755 for the period from January 1 to August 30, 2000, and $93,342 for the period from August 31 to December 31, 2000. Cash payments (refunds) for income taxes were ($79) for 1998, $8,418 for 1999, $6,456 for the period from January 1 to August 30, 2000, and $7,185 for the period from August 31 to December 31, 2000.

  (k) Omission of Per Share Information

    Net income (loss) per share information is not presented as such information is not meaningful. During the three-year period ended December 31, 2000, all of the issued and outstanding shares of the Company's common stock have been owned, directly or indirectly, by Clear Channel for periods subsequent to the merger and by AMFM for periods prior to the merger.

  (l) Interest Rate Swap Agreements

    Periodically, the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The Company terminated all of its outstanding interest rate swaps on October 23, 2000.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

    In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. No receivable from any customer accounted for more than 10% of net revenues in 1998, 1999 or 2000.

  (n) Clear Channel Stock Option Plans

    The Company does not have any compensation plans under which it grants stock awards to employees. Prior to the merger with Clear Channel, AMFM granted stock options to the Company's officers and other key employees on behalf of the Company. Subsequent to the merger, Clear Channel grants stock options to the Company's officers and other key employees on behalf of the Company. Approximately 27.1 million options to purchase AMFM common stock were outstanding as of the merger date and were converted into options to purchase Clear Channel common stock using the conversion ratio of 0.94. Clear Channel assumed the outstanding options to purchase AMFM common stock on the same terms and conditions as were applicable prior to the merger.

    The Company accounts for the stock-based award plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. The Company recognized non-cash compensation expense of $16,000 in 1998 related to a grant of 800,000 stock options to Scott K. Ginsburg in connection with Mr. Ginsburg's resignation as President and Chief Executive Officer of the Company; $6,443 in 1999 related to stock options granted to employees, primarily corporate personnel; $36,137 for the period from January 1 to August 30, 2000, primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of the Company's market strategy; and $16,032 for the period from August 31 to December 31, 2000, primarily related to the vesting of executive stock options. In addition, the merger and non-recurring costs for the period from January 1 to August 30, 2000 include a non-cash compensation charge of $67,758, primarily related to executive stock options which became exercisable upon the merger date.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income (loss) would have been ($143,086) for the year ended December 31, 1998, ($227,809) for the year ended December 31, 1999, and $638,999 for the period from January 1 to August 30, 2000. For periods prior to the merger with Clear Channel, the fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with following weighted-average assumptions: expected volatility ranging from 39.9% to 45.8%; risk-free interest rates ranging from 4.7% to 6.7%; dividend yields of 0%; and expected lives ranging from three to seven years. Stock option grants for the period from August 31 to December 31, 2000 are not significant.

  (o) Recently Issued Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. During October 2000, the Company terminated all of its outstanding interest rate swaps. Due to the termination of the swaps, management does not anticipate that this statement will have any impact on the Company's consolidated financial statements.

  (p) Reclassifications

    Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3) ACQUISITIONS AND DISPOSITIONS

    Other than the Divestitures, the Company has completed the following transactions since January 1, 1999:

  (a) Capstar Merger

    On July 13, 1999, AMFM acquired Capstar Broadcasting, a Delaware corporation, through the merger of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned direct subsidiary of AMFM. Capstar Partners is a direct subsidiary of Capstar Broadcasting. As a result of the merger, Capstar Partners became an indirect subsidiary of AMFM. As a result of the Capstar merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM's common stock, or approximately 53.6 million shares of AMFM's common stock in the aggregate. The Company added 338 radio stations (239 FM and 99 AM) to its portfolio. The Company incurred direct acquisition costs of approximately $19,200 in connection with the Capstar merger.

    As discussed in Note 2(c), the accounts of Capstar Radio, a wholly-owned subsidiary of Capstar Broadcasting, are included in the Company's financial statements subsequent to July 13, 1999.

  (b) Outdoor Activity and Sale of Outdoor Advertising Business to Lamar

    During 1999, the Company's outdoor advertising business acquired approximately 4,800 billboards and outdoor displays in various transactions for approximately $51,000, including certain working capital and direct acquisition costs. On May 24, 1999, the Company sold 466 billboards and outdoor displays in various markets to PNE Media, LLC for approximately $25,600 in cash. These assets were accounted for as assets held for sale and no gain or loss was recognized by the Company upon consummation of the sale. On September 15, 1999, the Company completed the sale to Lamar of all of the outstanding common stock of the subsidiaries of the Company which held all of the Company's assets used in its outdoor advertising business. The Company received cash proceeds of approximately $720,000 and 26.2 million shares of class A common stock, par value $.01 per share, of Lamar which, at September 15, 1999, represented approximately 30% of the aggregate number of outstanding shares of common stock and approximately 11% of the voting interest of Lamar. The Company recognized a pre-tax gain of $209,970 related to the sale.

 (c) Other Completed Transactions

    In addition to the acquisitions and dispositions discussed above, the Company acquired in 1999 substantially all the assets of 13 radio stations and a music production library and related license agreement for approximately $402,500 in cash. In 2000, the Company acquired substantially all the assets of 25 radio stations for approximately $5,255 in cash and $173,815 in restricted cash. The Company disposed of two radio stations in 1999 for approximately $21,400, 12 radio stations in 2000 for approximately $94,641 and three radio stations held in trust in 2000 for approximately $47,269 in restricted cash. In addition, in 2000, the Company exchanged 14 radio stations and the local sales rights of one radio station for three radio stations and approximately $9,200 in cash.

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

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    A summary of the net assets acquired follows:

                                                                                                      YEAR ENDED
                                                                                                  DECEMBER 31, 2000
                                                                                         ----------------------------------
                                                   PRE-MERGER           PRE-MERGER         PRE-MERGER         POST-MERGER
                                                 ---------------     ---------------     ---------------    ---------------
                                                                                           PERIOD FROM        PERIOD FROM
                                                   YEAR ENDED           YEAR ENDED        JANUARY 1 TO       AUGUST 31 TO
                                                  DECEMBER 31,         DECEMBER 31,         AUGUST 30,        DECEMBER 31,
                                                      1998                 1999                2000               2000
                                                 ---------------     ---------------     ---------------    ---------------
Cash and cash equivalents ...................    $         7,826     $        20,816     $            --    $            --
Accounts receivable, net ....................             31,223             132,768                  --                 --
Other current assets ........................             16,098              17,766                  --                 --
Property and equipment ......................          1,238,365             306,169              22,246             12,325
Intangible assets ...........................          1,133,062           6,366,458             550,156             69,843
Other assets ................................              1,195              26,917                  --                 --
Accounts payable and accrued expenses .......            (14,973)            (88,026)                 --                 --
Deferred tax liabilities ....................            (98,042)         (1,386,381)                 --                 --
Other liabilities ...........................                (12)              3,092                  --                 --
                                                 ---------------     ---------------     ---------------    ---------------
          Total net assets acquired .........          2,314,742           5,399,579             572,402             82,168
Less:
  Cash and cash equivalents acquired ........              7,826              20,816                  --                 --
  Prior year escrow payments ................              4,655                  --                  --                 --
  Long-term debt, notes payable and other
     liabilities assumed ....................              9,270           1,844,553                  --                 --
  Contribution from Capstar Partners ........                 --             384,966                  --                 --
  Redeemable preferred stock ................                 --             165,849                  --                 --
  Preferred stock issued ....................                 --                  --                  --                 --
  AMFM common stock issued ..................                 --           2,403,220                  --                 --
  Stock options and warrants ................                 --              81,481                  --                 --
  Gain on exchange ..........................            123,845                  --                  --                 --
  Assets transferred in exchange ............            173,155                  --             475,500
                                                 ---------------     ---------------     ---------------    ---------------
Cash paid for acquisitions ..................    $     1,995,991     $       498,694     $        96,902    $        82,168
                                                 ===============     ===============     ===============    ===============

    The unaudited pro forma condensed consolidated results of operations data for 1999 and 2000, as if the 1999 and 2000 acquisitions and dispositions, including the Divestitures, occurred at January 1, 1999, follow (unaudited). There were no significant differences between pro forma and actual condensed consolidated results of operations for the period from August 31 to December 31, 2000.

                                                                                 YEAR ENDED
                                                                              DECEMBER 31, 2000
                                                                     ----------------------------------
                                                    PRE-MERGER          PRE-MERGER        POST-MERGER
                                                 ---------------     ---------------    ---------------
                                                                       PERIOD FROM        PERIOD FROM
                                                   YEAR ENDED          JANUARY 1 TO       AUGUST 31 TO
                                                   DECEMBER 31,         AUGUST 30,        DECEMBER 31,
                                                       1999               2000                2000
                                                 ---------------     ---------------    ---------------
Net revenues ................................    $     1,857,046     $     1,371,990    $       718,228
Income (loss) before extraordinary item .....            (44,933)            731,782            (89,246)
Net income (loss) ...........................            (60,075)            710,180            (89,246)

    The pro forma results are not necessarily indicative of the financial results that would have occurred if the transactions had been in effect for the entire periods presented.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



 (d) Transactions Completed Subsequent to December 31, 2000

    After December 31, 2000, the Company purchased substantially all of the assets of 67 radio stations for approximately $158,000 in restricted cash. In addition, the Company exchanged six radio stations, five of which were held in trust, and approximately $2,900 in cash for 15 radio stations and approximately $44,000 in cash.

(4) OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                        PRE-MERGER         POST-MERGER
                                                      ---------------    ---------------
                                                        DECEMBER 31,       DECEMBER 31,
                                                           1999               2000
                                                      ---------------    ---------------
Prepaid expenses and other .......................    $        82,229    $        44,530
Representation contracts receivable ..............             13,129             23,414
                                                      ---------------    ---------------
                                                      $        95,358    $        67,944
                                                      ===============    ===============

(5) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                        PRE-MERGER         POST-MERGER
                                                      ---------------    ---------------
                                                        DECEMBER 31,       DECEMBER 31,
                                                           1999               2000
                                                      ---------------    ---------------
Transmitter and studio equipment .................    $       263,722    $       128,833
Buildings and improvements .......................            105,126             92,311
Land .............................................             49,866             57,535
Furniture and fixtures ...........................             35,129             31,020
Construction in progress .........................             13,482             10,111
Vehicles .........................................              9,548              7,790
Other equipment ..................................             83,212            140,956
                                                      ---------------    ---------------
                                                              560,085            468,556
Less accumulated depreciation ....................             89,034             15,477
                                                      ---------------    ---------------
                                                      $       471,051    $       453,079
                                                      ===============    ===============

(6) INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                        PRE-MERGER         POST-MERGER
                                                      ---------------    ---------------
                                                        DECEMBER 31,       DECEMBER 31,
                                                           1999               2000
                                                      ---------------    ---------------
Broadcast licenses and goodwill ..................    $    11,032,916    $    23,914,326
Other ............................................            537,104            126,055
                                                      ---------------    ---------------
                                                           11,570,020         24,040,381
Less accumulated amortization ....................          1,217,490            324,464
                                                      ---------------    ---------------
                                                      $    10,352,530    $    23,715,917
                                                      ===============    ===============

    Other intangible assets consist primarily of the fair market value of Katz media representation contracts.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(7) INVESTMENTS

    Investments in non-consolidated affiliates consist of the following:

                                                        PRE-MERGER         POST-MERGER
                                                      ---------------    ---------------
                                                        DECEMBER 31,       DECEMBER 31,
                                                           1999               2000
                                                      ---------------    ---------------
Investment in Lamar (a)............................   $     1,086,882    $            --
Other investments in non-consolidated affiliates...            16,560                 --
                                                      ---------------    ---------------
                                                      $     1,103,442    $            --
                                                      ===============    ===============

    Other investments consist of the following:

                                                                  PRE-MERGER         POST-MERGER
                                                                ---------------    ---------------
                                                                  DECEMBER 31,       DECEMBER 31,
                                                                     1999               2000
                                                                ---------------    ---------------
Investment in Lamar (a) ......................................  $            --    $       961,228
Investment in Entravision (previously Z-Spanish Media) (b) ...           25,000             14,540
Other investments ............................................           29,178             39,799
                                                                ---------------    ---------------
                                                                $        54,178    $     1,015,567
                                                                ===============    ===============

(a) Investment in Lamar Advertising Company

    As discussed in Note 3(b), in addition to cash, the Company received 26,227,273 shares of Lamar common stock upon the sale of its outdoor advertising business on September 15, 1999, which represented approximately 30% of the aggregate number of outstanding shares and approximately 11% of the voting interest of Lamar based upon the number of shares of Lamar common stock outstanding as of that date. To complete the merger, Clear Channel and AMFM entered into a consent decree with the Department of Justice. The consent decree, among other things, required the Company to discontinue any and all control over the Company's interest in Lamar and to sell all holdings in Lamar by December 31, 2002. As of December 31, 2000, 1,321,000 shares have been sold for $55,434. The Company recognized a pre-tax loss of $5,826 related to the sale of Lamar shares. The Company had previously accounted for its investment in Lamar using the equity method of accounting. Since the investment must now be passive while the Company holds any interest in Lamar, the Company will use the cost method for periods subsequent to the merger date. As of December 31, 2000, the Company's remaining investment in Lamar is carried at fair value based on quoted market prices. An unrealized loss of $125,970 (net of tax of $67,830) is recorded as a separate component of shareholder's equity at December 31, 2000.

(b) Investment in Entravision Communications Corporation

    On August 10, 2000, the Company received cash proceeds of $38,440 in return for approximately 77% of its cost basis investment in Z-Spanish Media and recognized a pre-tax gain of approximately $19,261. Z-Spanish Media was acquired by Entravision Communications Corporation on August 16, 2000. The Company's investment in Z-Spanish Media was carried at historical value as of December 31, 1999. Due to the availability of a quoted market price for Entravision Communications Corporation, the Company's investment is carried at fair value as of December 31, 2000. An unrealized loss of $611 (net of tax of $329) is recorded as a separate component of shareholder's equity at December 31, 2000.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



 (8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                        PRE-MERGER         POST-MERGER
                                                      ---------------    ---------------
                                                        DECEMBER 31,       DECEMBER 31,
                                                           1999               2000
                                                      ---------------    ---------------
Clear Channel merger restructuring liability .....    $            --    $       125,855
Accounts payable .................................            123,898             75,957
Accrued payroll ..................................             55,806             60,629
Representation contracts payable .................             22,675             19,712
Accrued interest .................................             58,209             19,016
Barter payable ...................................             14,985             10,108
Other accrued expenses ...........................              6,598             44,923
                                                      ---------------    ---------------
                                                      $       282,171    $       356,200
                                                      ===============    ===============

(9) CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

                                                        PRE-MERGER         POST-MERGER
                                                      ---------------    ---------------
                                                        DECEMBER 31,       DECEMBER 31,
                                                           1999               2000
                                                      ---------------    ---------------
Clear Channel Promissory Note (a) ................    $            --    $     1,567,634
                                                      ===============    ===============

Long-Term Debt:
  Senior Credit Facility (b) .....................    $     2,850,000    $            --
  8% Senior Notes (c) ............................            750,000            695,835
  9% Notes (d) ...................................            750,000                 --
  8.125% Notes (e) ...............................            500,000            385,116
  9.375% Notes (f) ...............................            200,000                 --
  8.75% Notes (g) ................................            200,000            197,318
  12.625% Notes (h) ..............................            164,954            159,452
  9.25% Notes (i) ................................            129,388                 --
  10.5% Notes (j) ................................            100,000                500
  10.75% Notes (k) ...............................                175                175
                                                      ---------------    ---------------
          Total long-term debt ...................    $     5,644,517    $     1,438,396
                                                      ===============    ===============

    The following descriptions of the Company's long-term debt instruments include significant changes to the long-term debt balances since December 31, 1999. Redemptions occurring prior to the merger with Clear Channel resulted in an extraordinary charge for the net of tax difference between proceeds and the book value of such debt. The Company's debt was revalued as of the Clear Channel merger date and subsequent redemptions have been made with proceeds equivalent to the revalued amount. Therefore, no extraordinary charge resulted from redemptions made subsequent to the Clear Channel merger.

  (a) Clear Channel Promissory Note

    On August 30, 2000, the Company repaid its then outstanding senior credit facility with proceeds from the Divestitures and $540,000 borrowed from Clear Channel. The $540,000 and additional draws to repurchase the 9% Senior Subordinated Notes due 2008 (the "9% Notes"), the 9.25% Notes due 2007 (the "9.25% Notes") and certain other notes pursuant to change in control offers, offset by repayments generated by the Company's operations, are evidenced by a promissory note with Clear Channel. The promissory note bears interest at 7% per annum and matures on August 30, 2010 or upon demand. The Company is entitled to borrow additional funds and to prepay outstanding borrowings, subject to the terms of the promissory note.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  (b) Senior Credit Facility

    As part of the Corporate Reorganization, the Company refinanced the senior credit facilities of its subsidiaries with a single senior credit facility including commitments for a revolving loan facility of $600,000 and a term loan facility of $2,600,000, under which AMFM Operating was the borrower. In connection with the refinancing, the Company recorded an extraordinary charge of $8,000 (net of a tax benefit of $4,307) consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

    The Company's senior credit facility was terminated on August 30, 2000 with proceeds from the Divestitures and $540,000 borrowed from Clear Channel.

    The Company held interest rate swap agreements to diversify its risk associated with interest rate fluctuations for the senior credit facility. Under interest rate swaps, the Company agreed with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Under the interest rate contracts, the differential to be paid or received was recognized in income over the life of the contract as an adjustment to interest expense. The Company recognized income (charges) under its interest rate swap agreements of ($5,134) for the year ended December 31, 1998, ($8,279) for the year ended December 31, 1999, $3,517 for the period from January 1 to August 30, 2000 and $2,275 for the period from August 31 to December 31, 2000. During October 2000, the Company terminated all of its outstanding interest rate swaps.

  (c) 8% Senior Notes

    On November 17, 1998, the Company issued $750,000 aggregate principal amount of 8% Senior Notes due 2008 (the "8% Senior Notes") for net proceeds of $730,000 in a private placement. Interest on the 8% Senior Notes is payable semiannually, commencing on May 1, 1999. The 8% Senior Notes mature on November 1, 2008 and are redeemable, in whole or in part, at the option of the Company at a redemption price equal to 100% plus the Applicable Premium (as defined in the indenture governing the 8% Senior Notes) plus accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 8% Senior Notes), the holders of the 8% Senior Notes have the right to require the Company to repurchase all or any part of the 8% Senior Notes at a purchase price equal to 101% plus accrued and unpaid interest.

    The Clear Channel merger resulted in a change of control with respect to the 8% Senior Notes. On October 6, the Company repurchased $78,695, or 10.5%, of the aggregate principal amount of the 8% Senior Notes for aggregate proceeds of $82,193, including premiums on the repurchase of the notes of $787 and accrued and unpaid interest on the notes of $2,711. The repurchase was funded with borrowings under the Clear Channel promissory note. On December 31, 2000, the outstanding principal amount of the 8% Senior Notes is $671,305.

  (d) 9% Notes

    On September 30, 1998, the Company issued $750,000 aggregate principal amount of 9% Senior Subordinated Notes due 2008 for net proceeds of $730,000 in a private placement and subsequently registered the 9% Notes on December 10, 1998. On September 29, 2000, the Company completed the redemption of all of its outstanding 9% Notes for an aggregate repurchase cost of $862,388, which included the principal amount of the notes of $750,000, premiums on the repurchase of the notes of $79,013, and accrued and unpaid interest on the notes from April 1 through September 30, 2000 of $33,375. The repurchase was funded with borrowings under the Clear Channel promissory note.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  (e) 8.125% Notes

    On December 22, 1997, the Company issued $500,000 aggregate principal amount of 8.125% Senior Subordinated Notes due 2007 (the "8.125% Notes") for net proceeds of $485,000 in a private placement and subsequently registered the 8.125% Notes on May 8, 1998. Interest on the 8.125% Notes is payable semiannually, commencing on June 15, 1998. The 8.125% Notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. Upon the occurrence of a change in control after December 15, 2000, the holders of the 8.125% Notes have the right to require the Company to repurchase all or any part of the 8.125% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

    The Clear Channel merger resulted in a change of control with respect to the 8.125% Notes. On October 6, the Company repurchased $135,628, or 27.1%, of the aggregate principal amount of the 8.125% Notes for aggregate proceeds of $140,382, including premiums on the repurchase of the notes of $1,356 and accrued and unpaid interest on the notes of $3,398. The repurchase was funded with borrowings under the Clear Channel promissory note. On December 31, 2000, the outstanding principal amount of the 8.125% Notes is $364,372.

  (f) 9.375% Notes

     Upon consummation of the merger with Chancellor Broadcasting Company on September 5, 1997, the Company assumed Chancellor Radio Broadcasting Company's $200,000 aggregate principal amount of 9.375% Senior Subordinated Notes due 2004 (the "9.375% Notes"). On February 15, 2000, the Company completed the redemption of all of its outstanding 9.375% Senior Subordinated Notes due 2004 for an aggregate repurchase cost of $216,355, which included the principal amount of the notes of $200,000, premiums on the repurchase of the notes of $9,376, and accrued and unpaid interest on the notes from October 1, 1999 through February 14, 2000 of $6,979. An extraordinary charge of $6,094 (net of a tax benefit of $3,282) was recorded in connection with the redemption.

  (g) 8.75% Notes

    Upon consummation of the merger with Chancellor Broadcasting Company on September 5, 1997, the Company assumed Chancellor Radio Broadcasting Company's $200,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes"). Interest on the 8.75% Notes is payable semiannually, commencing on December 15, 1997. The 8.75% Notes mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to June 15, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 8.75% Notes at a redemption price of 108.75% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Upon the occurrence of a change in control after June 15, 2000, the holders of the 8.75% Notes have the right to require the Company to repurchase all or any part of the 8.75% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

    The Clear Channel merger resulted in a change of control with respect to the 8.75% Notes. On October 6, the Company repurchased $14,747, or 7.4%, of the aggregate principal amount of the 8.75% Notes for aggregate proceeds of $15,292, including premiums on the repurchase of the notes of $147 and accrued and unpaid interest on the notes of $398. The repurchase was funded with borrowings under the Clear Channel promissory note. On December 31, 2000, the outstanding principal amount of the 8.75% Notes is $185,253.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



  (h) 12.625% Notes

    On November 12, 1999, AMFM Operating completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12.625% Series E cumulative exchangeable preferred stock for its 12.625% Senior Subordinated Exchange Debentures due 2006. Consenting holders of 12.625% Series E cumulative exchangeable preferred stock received payments of $0.25 per share of 12.625% Series E cumulative exchangeable preferred stock. On November 23, 1999, the Company exchanged all of the shares of its 12.625% Series E cumulative exchangeable preferred stock for $143,099 in aggregate principal amount of its 12.625% Senior Subordinated Exchange Debentures due 2006 (the "12.625% Notes"). Interest on the 12.625% Notes is payable semiannually, commencing on January 15, 2000. The 12.625% Notes mature on October 31, 2006 and are redeemable, in whole or in part, at the option of the Company on or after January 15, 2002, at redemption prices ranging from 106.313% at January 15, 2002 and declining to 100% on or after January 15, 2006, plus in each case accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 12.625% Notes), the holders of the 12.625% Notes have the right to require the Company to repurchase all or any part of the 12.625% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

    The Corporate Reorganization and the Clear Channel merger resulted in a change of control with respect to the 12.625% Notes. On January 11, 2000, the Company completed a tender offer to purchase all of the outstanding debentures at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The Company repurchased $1,231, or 0.9%, of the aggregate outstanding principal amount of the debentures for an aggregate repurchase cost of $1,264. As of December 31, 2000, the outstanding principal balance of the 12.625% Notes was $141,868.

  (i) 9.25% Notes

    In June 1997, Capstar Radio issued its 9.25% Senior Subordinated Notes due 2007. The Capstar merger resulted in a change of control with respect to the 9.25% Notes. In August 1999, the Company repurchased $66,025, or 33.0%, of the aggregate outstanding principal amount of the 9.25% Notes for an aggregate repurchase cost of $67,623. On September 17, 1999 and September 24, 1999, the Company redeemed $5,000 and $3,200, respectively, of aggregate principal amount of its 9.25% Notes for an aggregate repurchase cost of $5,160 and $3,308, respectively.

     On October 25, 2000, the Company completed the redemption of all of its remaining outstanding 9.25% Notes for an aggregate repurchase cost of $139,290, which included the principal amount of the notes of $125,775, premiums on the repurchase of the notes of $9,831, and accrued and unpaid interest on the notes from July 1 to October 24, 2000 of $3,684. The repurchase was funded with borrowings under the Clear Channel promissory note.

  (j) 10.5% Notes

    Upon consummation of the acquisition of Katz Media Corporation on October 28, 1997, the Company assumed Katz Media Corporation's $100,000 aggregate principal amount of 10.5% Senior Subordinated Notes due 2007 (the "10.5% Notes"). Interest on the 10.5% Notes is payable semiannually, commencing on July 15, 1997. The 10.5% Notes mature on January 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after January 15, 2002, at redemption prices ranging from 105.25% at January 15, 2002 and declining to 100% on or after January 15, 2006, plus in each case accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 10.5% Notes), the holders of the 10.5% Notes have the right to require the Company to repurchase all or any part of the 10.5% Notes at a purchase price equal to 101% plus accrued and unpaid interest.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    On June 2, 2000, the Company completed a cash tender offer to acquire its outstanding 10.5% Notes. Prior to the initiation of the tender offer, the Company received the irrevocable consent of the holder of the majority of the notes to certain amendments, which eliminated most of the restrictive covenants and certain other provisions of the indenture pursuant to which the notes were issued. Of the $100,000 principal value, approximately $99,400 was accepted for payment for an aggregate repurchase cost of approximately $112,995, including premiums on the repurchase of the notes of $9,592, accrued and unpaid interest on the notes from January 16 through June 1, 2000 of $3,972 and other transaction costs of $31. An extraordinary charge of $6,255 (net of a tax benefit of $3,368) was recorded in connection with the redemption. On June 29, 2000, the Company purchased an additional $100 principal amount of the 10.5% Senior Subordinated Notes due 2007 for an aggregate purchase price of approximately $114. As of December 31, 2000, the outstanding principal balance of the 10.5% Notes was $500.

  (k) 10.75% Notes

    On November 12, 1999, the Company completed a consent solicitation and cash tender offer to acquire all of its outstanding 10.75% Senior Subordinated Notes due 2006 (the "10.75% Notes"). Approximately $293,641 in aggregate principal amount of the notes, representing 99.9% of the outstanding notes, was accepted for payment for an aggregate repurchase cost of $343,860 which included the principal amount of the 10.75% Notes of $293,641, premiums on the repurchase of $25,300, accrued and unpaid interest of $15,169, consent fees of $8,809 and transaction costs of $941. An extraordinary charge of $7,142 (net of a tax benefit of $3,846) was recorded in connection with the consent solicitation and cash tender offer. As of December 31, 2000, the outstanding principal balance of the 10.75% Notes was $175.

  (l) Other

    AMFM Operating's 8.75% Notes, 10.5% Notes, 8.125% Notes, 10.75% Notes and 12.625% Notes (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect subsidiaries (the "Subsidiary Guarantors").

    The 8% Senior Notes are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating and all other indebtedness of AMFM Operating not expressly subordinated to the 8% Senior Notes. The 8% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors.

    AMFM Operating's 8% Senior Notes and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions.

    The Company has no scheduled maturities of long-term debt until 2006.

(10) REDEEMABLE PREFERRED STOCK

  (a) 12.25% Preferred Stock

    On July 20, 1998, the Company completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12.25% Series A Senior Cumulative Exchangeable Preferred Stock (the "12.25% Preferred Stock") for its 12.25% Subordinated Exchange Debentures due 2008 (the "12.25% Debentures"). Consenting holders of 12.25% Preferred Stock received payments of $0.05 per share of 12.25% Preferred Stock. On July 23, 1998, the Company exchanged the shares of 12.25% Preferred Stock for 12.25% Debentures.

    On August 19, 1998, the Company completed a cash tender offer (the "12.25% Debentures Tender Offer") for all of its 12.25% Debentures for an aggregate repurchase cost of $143,836 which included (i) the principal amount of the 12.25% Debentures of $119,445, (ii) premiums on the repurchase of the 12.25% Debentures of $22,683, (iii) accrued and unpaid interest on the 12.25% Debentures from July 23, 1998 through August 19, 1998 of $1,138 and (iv) transaction costs of $570. In connection with the 12.25% Debentures Tender Offer, the Company recorded an extraordinary charge of $15,224 (net of a tax benefit of $8,199) consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



  (b) 12% Preferred Stock

    On May 8, 1998, the Company completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12% Exchangeable Preferred Stock (the "12% Preferred Stock") for its 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures"). Consenting holders of 12% Preferred Stock received payments of $0.05 per share of 12% Preferred Stock. On May 13, 1998, the Company exchanged the shares of 12% Preferred Stock for 12% Debentures.

    On June 10, 1998, the Company completed a cash tender offer (the "12% Debentures Tender Offer") for all of its 12% Debentures for an aggregate repurchase cost of $262,495 which included (i) the principal amount of the 12% Debentures of $211,763, (ii) premiums on the repurchase of the 12% Debentures of $47,798, (iii) accrued and unpaid interest on the 12% Debentures from May 13, 1998 through June 10, 1998 of $1,976 and (iv) transaction costs of $958. In connection with the 12% Debentures Tender Offer, the Company recorded an extraordinary charge of $31,865 (net of a tax benefit of $17,158) consisting of the premiums, transaction costs and the write-off of the unamortized balance of deferred debt issuance costs.

(11) INCOME TAXES

    The operations of the Company for periods subsequent to the Clear Channel merger are included in a consolidated federal income tax return filed by Clear Channel. However, for financial reporting purposes, the Company's provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries.

    Income tax expense from continuing operations consists of the following:

                                                                                      YEAR ENDED DECEMBER 31, 2000
                                                                                   ----------------------------------
                                               PRE-MERGER         PRE-MERGER         PRE-MERGER         POST-MERGER
                                            ---------------    ---------------     ---------------    ---------------
                                                                                     PERIOD FROM         PERIOD FROM
                                               YEAR ENDED         YEAR ENDED        JANUARY 1 TO        AUGUST 31 TO
                                              DECEMBER 31,       DECEMBER 31,        AUGUST 30,         DECEMBER 31,
                                                 1998                1999               2000                2000
                                            ---------------    ---------------     ---------------    ---------------
Current tax expense:
  Federal ..............................    $            --    $            --     $       449,299    $         7,491
  State ................................              5,033             13,100              50,000                534
  Foreign ..............................                 --              1,000                  --                 --
                                            ---------------    ---------------     ---------------    ---------------
Total current tax expense ..............              5,033             14,100             499,299              8,025
Deferred tax expense (benefit) .........             28,718            (11,073)             46,447             (1,092)
                                            ---------------    ---------------     ---------------    ---------------
Total income tax expense ...............    $        33,751    $         3,027     $       545,746    $         6,933
                                            ===============    ===============     ===============    ===============

    During 1998, 1999 and 2000, the Company incurred extraordinary losses in connection with various refinancings. The tax benefit related to the extraordinary losses was approximately $25,357 for the year ended December 31, 1998, $8,153 for the year ended December 31, 1999 and $11,632 for the period from January 1 to August 30, 2000. This tax benefit is separately allocated to the extraordinary item. During the period from August 31 to December 31, 2000, the Company incurred an unrealized holding loss related to its cost basis investments. The tax benefit related to the unrealized loss of $68,159 is separately allocated to the unrealized holding loss. The Company recognized a tax benefit due to the exercise of certain stock options of $13,098 for the year ended December 31, 1998, $23,760 for the year ended December 31, 1999 and $33,039 for the period from January 1 to August 30, 2000.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    Total income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income or loss from continuing operations as a result of the following:


                                                                                          YEAR ENDED DECEMBER 31, 2000
                                                                                         ------------------------------
                                                       PRE-MERGER        PRE-MERGER       PRE-MERGER       POST-MERGER
                                                      -------------    -------------     -------------    -------------
                                                                                          PERIOD FROM      PERIOD FROM
                                                       YEAR ENDED       YEAR ENDED       JANUARY 1 TO      AUGUST 31 TO
                                                      DECEMBER 31,      DECEMBER 31,       AUGUST 30,      DECEMBER 31,
                                                          1998              1999             2000              2000
                                                      -------------    -------------     -------------    -------------
Computed "expected" tax expense (benefit) ........    $         998    $     (43,090)    $     421,986    $     (28,810)
Amortization of goodwill .........................           11,728           28,225            60,402           33,176
State income taxes, net of federal benefit .......            4,919            8,515            53,501              347
Foreign income taxes .............................               --            1,000                --               --
Non-deductible compensation ......................           13,221            3,500             3,500               --
Non-deductible meals and entertainment ...........            2,312            3,205             2,133              853
Other, net .......................................              573            1,672             4,224            1,367
                                                      -------------    -------------     -------------    -------------
                                                      $      33,751    $       3,027     $     545,746    $       6,933
                                                      =============    =============     =============    =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 (pre-merger) and 2000 (post-merger) are presented below:


                                                                                          1999             2000
                                                                                      ------------     ------------
Deferred tax assets:
  Restructuring reserves .........................................................    $         --     $     47,825
  Net operating loss and credit carryforwards ....................................         231,019               --
  Accrued compensation and stock options .........................................          15,342           31,317
  Differences in book and tax bases related to media representation contracts ....          19,966               --
  Differences in book and tax bases of lease liabilities .........................           4,727               --
  Differences in book and tax bases of long-term debt ............................          35,316           21,516
  Other ..........................................................................           7,242           16,259
                                                                                      ------------     ------------
          Total deferred tax assets ..............................................         313,612          116,917
                                                                                      ------------     ------------
Deferred tax liabilities:
  Property and equipment and intangibles, primarily related to acquisitions ......      (1,944,312)      (5,224,814)
  Investments ....................................................................         (75,761)         (44,136)
  Other ..........................................................................          (9,980)         (28,011)
                                                                                      ------------     ------------
          Total deferred tax liabilities .........................................      (2,030,053)      (5,296,961)
                                                                                      ------------     ------------
          Net deferred tax liability .............................................    $ (1,716,441)    $ (5,180,044)
                                                                                      ============     ============

    Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2000 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(12) COMMITMENTS, CONTINGENCIES AND GUARANTEES

    The Company has guaranteed certain Clear Channel debt obligations, including a $1.9 billion reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility with outstanding balances at December 31, 2000 of $1.8 billion, $1.3 billion and $0.1 billion, respectively. At December 31, 2000, the Company's liability under these guarantees is limited to $1.0 billion.

    The Company has long-term operating leases for office space and certain broadcasting facilities and equipment which expire at various dates, generally during the next ten years, and have varying options to renew and cancel. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $39,427 for the year ended December 31, 1998, $70,725 for the year ended December 31, 1999, $33,039 for the period from January 1 to August 30, 2000, and $15,151 for the period from August 31 to December 31, 2000. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are as follows:

Year ending December 31:
  2001.....................................................     $   44,807
  2002.....................................................         42,176
  2003.....................................................         36,855
  2004.....................................................         33,550
  2005.....................................................         30,355
  Thereafter...............................................        147,852
                                                                ----------
                                                                $  335,595
                                                                ==========


    In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are AMFM, Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), Thomas O. Hicks, Jeffrey
A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

    The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

    The Company offers substantially all of its employees voluntary participation in a 401(k) plan. The Company may make discretionary contributions to the plans. No such contributions were made by the Company during 1998 or 1999. Company contributions totaled $10 for the period from January 1 to August 30, 2000 and $741 for the period from August 31 to December 31, 2000. On January 1, 2001, employees of the Company became eligible to participate in Clear Channel's employee benefit plans, including the Clear Channel 401(k) plan. Under the Clear Channel 401(k) plan, the Company will match a portion of an employee's contribution. Company matched contributions will vest to the employees based upon their years of service.

(13) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  (a) Interest Rate Risk Management

    During October 2000, the Company terminated all of its outstanding interest rate swaps. Previously, the Company had entered into interest rate swaps to diversify its risk associated with interest rate fluctuations. Under interest rate swaps, the Company agreed with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  (b) Fair Value of Financial Instruments

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 2000. The carrying amounts of the financial instruments at December 31, 2000 reflect the effects of push-down accounting as a result of the Clear Channel merger. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                             PRE-MERGER                  POST-MERGER
                                                      ------------------------    ------------------------
                                                                1999                        2000
                                                      ------------------------    ------------------------
                                                       CARRYING        FAIR        CARRYING        FAIR
                                                        AMOUNT         VALUE        AMOUNT         VALUE
                                                      ----------    ----------    ----------    ----------
Long-term debt -- Senior Credit Facility .........    $2,850,000    $2,850,000    $       --    $       --
Long-term debt -- 8% Senior Notes ................       750,000       742,500       695,835       678,555
Long-term debt -- 9% Notes .......................       750,000       772,500            --            --
Long-term debt -- 8.125% Notes ...................       500,000       497,500       385,116       373,481
Long-term debt -- 9.375% Notes ...................       200,000       206,000            --            --
Long-term debt -- 8.75% Notes ....................       200,000       203,000       197,318       191,033
Long-term debt -- 12.625% Notes ..................       164,954       161,702       159,452       157,473
Long-term debt -- 9.25% Notes ....................       129,388       129,863            --            --
Long-term debt -- 10.5% Notes ....................       100,000       108,000           500           530
Long-term debt -- 10.75% Notes ...................           175           189           175           186
Interest rate swaps and collars asset ............            --         9,843            --            --

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

    Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

    Clear Channel promissory note: The Company's promissory note payable to Clear Channel represents intercompany borrowings and there is no market for this debt. The promissory note bears interest at 7% per annum and matures on August 30, 2010 or upon demand. Book value is assumed to approximate fair market value.

    Other long-term debt: The fair values of the Company's notes are based on quoted market prices at December 31, 1999 and 2000. As amounts outstanding under the senior credit facility at December 31, 1999 bore interest at current market rates, their carrying amounts approximated fair market value.

    Interest rate swaps and collars: The fair value of the interest rate swap and collar contracts outstanding at December 31, 1999 was estimated by obtaining quotations from brokers. The fair value was an estimate of the amounts that the Company would receive at the reporting date if the contracts were transferred to other parties or canceled by either party.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(14) RELATED PARTY AND OTHER TRANSACTIONS

    As discussed in Note 9(a), at December 31, 2000, the Company has outstanding a promissory note payable of $1,567,634 representing borrowings from Clear Channel used to pay off the Company's senior credit facility, 9% Notes, 9.25% Notes and certain other notes pursuant to change in control offers, offset by repayments generated by the Company's operations. Borrowings under the promissory note bear interest at 7% per annum. Interest expense on borrowings under the promissory note for the period from August 30 to December 31, 2000 was $30,473. During the period from August 31 to December 31, 2000, Katz recorded revenues of approximately $18,000 for media representation services provided to Clear Channel. Additionally, the Company receives syndicated programming services from Clear Channel's Premiere Radio Networks, marketing services from Clear Channel's Critical Mass Media and outdoor advertising services from Clear Channel's Eller Media. Revenues and expenses from these intercompany transactions are not material.

    At December 31, 1999, Mr. Thomas O. Hicks was Chairman of Board, Chief Executive Officer and Director of the Company and Chairman and Chief Executive Officer of Hicks Muse. Prior to the Clear Channel merger, the Company was subject to a financial monitoring and oversight agreement, dated April 1, 1996, as amended on September 4, 1997 with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse. In connection with the financial monitoring and oversight agreement, the Company paid to Hicks, Muse & Co. Partners, L.P. an annual fee of not less than $1,000, subject to increase or decrease (but not below $1,000) based upon changes in the consumer price index. Hicks, Muse & Co. Partners, L.P. was also entitled to reimbursement for any out-of-pocket expenses incurred in connection with rendering services under the financial monitoring and oversight agreement. Effective March 15, 1999, Hicks, Muse & Co. Partners, L.P. agreed to waive the annual fee payment under the financial monitoring and oversight agreement, although it was still entitled to the reimbursement of certain expenses incurred and the benefit of certain indemnity obligations of the Company in connection with the performance of its obligations thereunder. The Company paid Hicks, Muse & Co. Partners, L.P. a total of $1,019 and $259 in 1998 and 1999, respectively, in connection with the financial monitoring and oversight agreement which is included in corporate general and administrative expense.

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

    Vernon E. Jordan, Jr., a director of AMFM through August 30, 2000, served on the board of directors of Bankers Trust Company and Bankers Trust Corporation until June 1999. Deutsche Bank Securities, Inc., formerly BT Alex. Brown Incorporated, an affiliate of Bankers Trust Company and Bankers Trust Corporation, was engaged by AMFM in January 1999 as a financial advisor to explore strategic alternatives in an effort to maximize shareholder value. Deutsche Bank Securities Inc. has been engaged as a financial advisor in connection with the Clear Channel merger and served as a co-lead arranger for the Company's senior credit facility. In addition, affiliates of Bankers Trust Company and Bankers Trust Corporation have in the past provided a variety of commercial banking, investment banking and financial advisory services to the Company, and will continue to provide services to the Company in the future, including as administrative agent for the Company's senior credit facility. Fees paid to Deutsche Bank Securities Inc. in 1998 were approximately $10,275 and fees paid in 1999 while Mr. Jordan served on the board of directors of Bankers Trust Company and Bankers Trust Corporation until June 1999 were minimal.

    On May 29, 1998, Capstar Broadcasting sold KKPN-FM in Houston (acquired by Capstar Broadcasting as part of Capstar Broadcasting's acquisition of SFX Broadcasting, Inc.) due to the attributable ownership of Hicks Muse in both Capstar Broadcasting and AMFM in order to comply with the FCC's multiple ownership limits. In connection with Capstar Broadcasting's sale of KKPN-FM, the Company received a commission from Capstar Broadcasting of $1,730.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(15) MERGER AND NON-RECURRING COSTS

    Merger and non-recurring costs consist of the following:

                                                                                          YEAR ENDED DECEMBER 31, 2000
                                                                                         ------------------------------
                                                       PRE-MERGER        PRE-MERGER       PRE-MERGER       POST-MERGER
                                                      -------------    -------------     -------------    -------------
                                                                                          PERIOD FROM      PERIOD FROM
                                                       YEAR ENDED       YEAR ENDED       JANUARY 1 TO      AUGUST 31 TO
                                                      DECEMBER 31,      DECEMBER 31,       AUGUST 30,      DECEMBER 31,
                                                          1998              1999             2000              2000
                                                      -------------    -------------     -------------    -------------
Severance(a) .....................................    $      47,661    $      26,487    $      10,455    $          --
Merger and other(b) ..............................               --           37,232          100,902               --
                                                      -------------    -------------    -------------    -------------
                                                      $      47,661    $      63,719    $     111,357    $          --
                                                      =============    =============    =============    =============

-----------

(a)        1998
           On April 14, 1998, Scott K. Ginsburg resigned as President and Chief Executive Officer of the Company, and on April 20, 1998, Mr. Ginsburg resigned as director of the Company and from all appointments and positions with its respective subsidiaries. On April 20, 1998, Mr. Ginsburg and the Company entered into a separation and consulting agreement. Following Mr. Ginsburg's resignation, the Company entered into new employment agreements with James E. de Castro, the Company's Chief Operating Officer, and Matthew E. Devine, the Company's Chief Financial Officer, each effective April 17, 1998. In connection with Mr. Ginsburg's resignation, the Company incurred a one-time executive severance charge of $43,475 which consists of (i) a lump sum severance payment of $20,000 to Mr. Ginsburg, (ii) fees of $12,500 to be paid to Mr. Ginsburg over five years, (iii) one-time cash payments of $5,000 and $2,000 to Mr. de Castro and Mr. Devine, respectively,
           (iv) execution bonuses of $1,000 each paid to Mr. de Castro, Mr. Devine and Mr. Marcus and (v) other costs incurred in connection with Mr. Ginsburg's resignation of $975. Subsequently, Matthew E. Devine resigned as Senior Vice President and Chief Financial Officer of the Company and from all appointments and positions with its respective subsidiaries and entered into a termination agreement with the Company. In connection with Mr. Devine's resignation, the Company incurred a one-time executive severance charge of $4,186 which consists of (i) a one-time cash payment of $2,000, (ii) bonus payments totaling $2,033 and (iii) other costs of $153.

           1999
           On March 15, 1999, the Company announced an executive realignment and recorded a charge of $12,196 for executive severance and other costs.

           In 1999, the Company announced its market strategy, whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel, consisting primarily of operating personnel, have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. The Company incurred costs of $14,291 during 1999, of which $13,411 related to personnel costs.

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

           The Company incurred costs related to the continued implementation of its market strategy of $5,115 for the period from January 1 to August 30, 2000, of which $4,104 related to personnel costs. Subsequent to the Clear Channel merger, restructuring costs directly attributable to the Company's operations are included in the restructuring liability (see Note 1). At December 31, 2000, approximately $3,600 of the total costs incurred to date were accrued and are expected to be paid during 2001.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(b)        1999
           In connection with the Company's decision in 1999 to sharpen its focus on domestic radio and media representation, management decided to discontinue Katz's international operations and streamline its television representation business, sell the Company's outdoor advertising business, terminate its contracts to acquire Grupo Radio and assign its contract to acquire Petry Media Corporation ("Petry") to LIN Television Corporation. The Company recorded charges of $29,151, which included $4,148 to write off transaction costs incurred in connection with the Petry transaction and $4,285 related to personnel costs and other charges related to the termination of contractual obligations and legal and advisory fees. Additionally, the Company incurred various internal costs of $2,327 related to the Capstar and Clear Channel mergers and developmental costs of $5,754.

           2000
           The Company incurred costs related to the Clear Channel merger of $96,264 for the period from January 1 to August 30, 2000. The Clear Channel merger costs include a non-cash compensation charge of $67,758, primarily related to executive stock options which became exercisable upon the merger date. Subsequent to the merger, restructuring costs directly attributable to the Company's operations are included in the restructuring liability (see Note 1). Additionally, the Company incurred developmental costs of $2,758 for the period from January 1 to August 30, 2000 and other non-recurring charges of $1,880 for the period from January 1 to August 30, 2000.


(16) SEGMENT DATA

    Prior to AMFM's merger with Clear Channel, the Company managed its business under two operating segments consisting of radio broadcasting and new media. The new media operations and corporate expenses, which were previously not allocated to an operating segment, are now managed under Clear Channel's other operating segment. The Company also operated in the outdoor advertising operating segment until the sale of its outdoor advertising business to Lamar on September 15, 1999. Separate financial data for the radio broadcasting, outdoor advertising and other operating segments is provided below. Previously reported amounts have been restated to conform to the Company's current segment reporting. Intersegment revenue is included in the segment totals for internal reporting. This intercompany revenue is eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 2. Information about each of the operating segments follows:

  (a) Radio Broadcasting

    As of December 31, 2000, the Company's radio broadcasting operations include 426 radio stations (301 FM and 125 AM) in 102 markets in the United States, including eight radio stations programmed under time brokerage or joint sales agreements and excluding five radio stations held in trust. The Company's radio broadcasting operations also include a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience.

  (b) Other

    The other operating segment includes Katz, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States. Katz is retained on an exclusive basis by radio and television stations in over 200 designated market areas throughout the United States, including at least one radio or television station in each of the 50 largest designated market areas. The other operating segment also includes corporate expenses.

  (c) Outdoor Advertising

    The Company's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc., and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., acquired on December 1, 1998. On September 15, 1999, the Company completed the sale of its outdoor advertising business to Lamar, as discussed in Note 3(b). The outdoor advertising segment data includes the results of operations of the outdoor advertising business through September 15, 1999.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    Separate financial data for each of the Company's operating segments is provided below. The Company evaluates the performance of its segments based on the following:


                                                                                          YEAR ENDED DECEMBER 31, 2000
                                                                                         ------------------------------
                                                       PRE-MERGER        PRE-MERGER       PRE-MERGER       POST-MERGER
                                                      -------------    -------------     -------------    -------------
                                                                                          PERIOD FROM      PERIOD FROM
                                                       YEAR ENDED       YEAR ENDED       JANUARY 1 TO      AUGUST 31 TO
                                                      DECEMBER 31,      DECEMBER 31,       AUGUST 30,      DECEMBER 31,
                                                          1998              1999             2000              2000
                                                      -------------    -------------     -------------    -------------
Radio Broadcasting:
  Net revenues ...................................    $   1,057,044    $   1,654,890     $   1,426,857    $     658,708
  Operating expenses .............................          551,037          856,376           743,452          318,485
  Depreciation and amortization ..................          376,833          583,932           533,575          335,765
  Merger and non-recurring costs .................               --           12,388            10,199               --
  Operating income (loss) ........................          122,188          188,750           132,632             (911)
  Capital expenditures ...........................           18,736           32,484            27,656           17,483
  Identifiable assets ............................        4,649,127       10,934,387                --       20,866,446
Other:
  Net revenues ...................................          192,794          198,304           145,266           74,741
  Operating expenses .............................          131,106          139,685           103,184           53,702
  Depreciation and amortization ..................           43,519           53,520            45,338            6,705
  Non-cash compensation ..........................           16,000            6,443            36,137           16,032
  Merger and non-recurring costs .................               --           49,177           101,158               --
  Operating loss .................................          (73,243)         (87,801)         (177,111)         (12,132)
  Capital expenditures ...........................           19,381           17,957             1,096            1,981
  Identifiable assets ............................          835,526        1,885,482                --        5,336,067
Outdoor Advertising:
  Net revenues ...................................           47,605          156,627                --               --
  Operating expenses .............................           23,505           84,583                --               --
  Depreciation and amortization ..................           25,986           94,062                --               --
  Merger and non-recurring costs .................           47,661            2,154                --               --
  Operating loss .................................           (3,871)         (31,007)               --               --
  Capital expenditures ...........................            5,344           22,716                --               --
  Identifiable assets ............................        1,743,254               --                --               --

    The segment financial data includes certain intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. Intersegment revenues and operating expenses were $23,587 for the year ended December 31, 1998, $31,933 for the year ended December 31, 1999, $26,712 for the period from January 1 to August 30, 2000, and $15,221 for the period from August 31 to December 31, 2000.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



 (17) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                      PRE-MERGER
                                                      --------------------------------------------------------------------------
                                                       QUARTER ENDED       QUARTER ENDED       QUARTER ENDED      QUARTER ENDED
                                                          MARCH 31,           JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                           1999                1999                1999               1999
                                                      ---------------     ---------------     ---------------    ---------------
Net revenues .....................................    $       350,265     $       434,146     $       592,437    $       601,040
Operating income (loss) ..........................            (40,147)             56,951               7,758             45,380
Income (loss) before extraordinary item ..........            (93,969)            (16,089)             64,773            (80,856)
Net income (loss) attributable to common stock ...            (93,969)            (16,089)             60,517            (97,333)



                                                                    PRE-MERGER                              POST-MERGER
                                                     -----------------------------------------      ----------------------------
                                                       QUARTER        QUARTER      PERIOD FROM      PERIOD FROM       QUARTER
                                                        ENDED          ENDED        JULY 1 TO       AUGUST 31 TO       ENDED
                                                      MARCH 31,       JUNE 30,      AUGUST 30,      SEPTEMBER 30,   DECEMBER 31,
                                                        2000            2000          2000              2000            2000
                                                     -----------    -----------    -----------      -------------   ------------
Net revenues .....................................   $   521,270    $   637,901    $   386,240       $   172,860    $   545,368
Operating income (loss) ..........................       (57,681)        76,358        (63,156)           (8,497)        (4,546)
Income (loss) before extraordinary item ..........      (150,853)       (41,245)       851,088(*)        (27,521)       (61,725)
Net income (loss) attributable to common stock ...      (156,947)       (47,500)       841,835(*)        (27,521)       (61,725)

-----------

(*) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 reported tax expense of $514,640 and resulting income before extraordinary item of $882,192 and income attributable to common stock of $872,939 for the period from July 1 to August 30, 2000. Additional information related to the Divestitures obtained subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 resulted in a final tax expense of $545,746. The increase in the tax expense of $31,106 offset by other changes of $2 resulted in income before extraordinary item of $851,088 and net income attributable to common stock of $841,835 for the period from July 1 to August 30, 2000.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholder of
AMFM Operating Inc.:

We have audited the consolidated financial statements of AMFM Operating Inc. and subsidiaries as of December 31, 2000, and for the period from August 31, 2000 through December 31, 2000 and the period from January 1, 2000 through August 30, 2000, and have issued our report thereon dated February 23, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2) for the period from August 31, 2000 through December 31, 2000 and for the period from January 1, 2000 through August 30, 2000. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP

San Antonio, Texas
February 23, 2001

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

                                             PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2000

                                                                     SCHEDULE II

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CLEAR CHANNEL COMMUNICATIONS, INC.)

                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                     ADDITIONS    ADDITIONS
                                                    BALANCE AT      CHARGED TO     CHARGED                    BALANCE
                                                    BEGINNING       COSTS AND      TO OTHER                   AT END
DESCRIPTION                                         OF PERIOD        EXPENSES      ACCOUNTS       WRITEOFFS  OF PERIOD
                                                    ---------      -----------    ----------      ---------  ---------
Allowance for doubtful accounts:
  Period from August 31 to December 31, 2000.....   $  26,421      $     8,832    $       --      $  15,539   $ 19,714
                                                    =========      ===========    ==========      =========   ========
  Period from January 1 to August 30, 2000.......   $  21,428      $    18,802    $       --      $  13,809   $ 26,421
                                                    =========      ===========    ==========      =========   ========
  Year ended December 31, 1999...................   $  15,580      $    12,518    $    5,338(1)   $  12,008   $ 21,428
                                                    =========      ===========    ==========      =========   ========
  Year ended December 31, 1998...................   $  12,651      $     5,684    $    3,827(1)   $   6,582   $ 15,580
                                                    =========      ===========    ==========      =========   ========

------------

(1) Additions result from the application of purchase accounting relating to the acquisitions of WWDC-FM/AM, Martin Media, Primedia and the Outdoor Advertising Division of Whiteco in 1998 and the acquisitions of Wincom Broadcasting Corporation, Zebra Broadcasting Corporation, radio stations WDOK-FM and WRMR-AM from Independent Group Limited Partnership and WZAK-FM from Zapis Communications and the Capstar merger in 1999.