Form 10-Q
period 2001-03-31
AMFM OPERATING INC
filed 2001-05-14
CIK 908612

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001           Commission file number 000-22486


                               AMFM Operating Inc.
                    (an indirect, wholly-owned subsidiary of
                       Clear Channel Communications, Inc.)

             (Exact name of registrant as specified in its charter)


          Delaware                                       13-3649750
  (State of Incorporation)                 (I.R.S. Employer Identification No.)



                               200 East Basse Road
                            San Antonio, Texas 78209
                                 (210) 822-2828

                          (Address and telephone number
                         of principal executive offices)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2001, 1,040 shares of common stock of the Registrant's common stock were outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                               AMFM OPERATING INC.

                                      INDEX




                                                                       Page No.
                                                                      - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at March 31, 2001 and December 31, 2000     3

     Consolidated Statements of Operations for the three months ended
         March 31, 2001 and 2000                                             5

     Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000                                             6

     Notes to Consolidated Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                              14

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                             14

     Index to Exhibits                                                      15

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                       March 31,                December 31,
                                                                         2001                       2000
                                                                      (Unaudited)                 (Audited)
                                                                     -------------             -------------
Current Assets
   Cash and cash equivalents                                          $      6,058              $     18,502
   Restricted cash                                                              --                   131,562
   Accounts receivable, less allowance of $15,813 at March 31,
     2001 and $19,714 at December 31, 2000                                 391,576                   494,033
   Other current assets                                                     54,812                    67,944
                                                                      ------------              ------------
     Total Current Assets                                                  452,446                   712,041

Property, Plant and Equipment
   Land, buildings and improvements                                        159,444                   147,713
   Transmitter and studio equipment                                        264,906                   244,306
   Furniture and other equipment                                            73,834                    65,041
   Construction in progress                                                 12,991                    11,496
                                                                      ------------              ------------
                                                                           511,175                   468,556
Less accumulated depreciation                                              (35,166)                  (15,477)
                                                                      ------------              ------------
                                                                           476,009                   453,079
Intangible Assets
   Contracts                                                               131,347                   126,054
   Licenses and goodwill                                                24,156,147                23,914,326
                                                                      ------------              ------------
                                                                        24,287,494                24,040,380
Less accumulated amortization                                             (566,828)                 (324,463)
                                                                      ------------              ------------
                                                                        23,720,666                23,715,917
Other Assets
   Restricted cash                                                           9,326                   189,466
   Notes receivable                                                          4,665                     4,575
   Assets held in trust                                                         --                    79,251
   Other assets                                                             32,891                    32,617
   Other investments                                                       722,550                 1,015,567
                                                                      ------------              ------------
Total Assets                                                          $ 25,418,553              $ 26,202,513
                                                                      ============              ============

                 See Notes to Consolidated Financial Statements

                                      -3-


                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                       March 31,                December 31,
                                                                         2001                       2000
                                                                      (Unaudited)                 (Audited)
                                                                     -------------             -------------
Current Liabilities
   Accounts payable                                                   $     37,183              $     73,766
   Accrued interest                                                         38,797                    19,015
   Accrued expenses                                                        217,834                   261,228
   Accrued income taxes                                                     40,592                   492,842
   Deferred income                                                           3,607                     2,191
                                                                      ------------              ------------
     Total Current Liabilities                                             338,013                   849,042

   Long-term debt                                                        1,436,336                 1,438,396
   Clear Channel promissory note                                         1,463,378                 1,567,634
   Deferred income taxes                                                 5,149,834                 5,180,044
   Other long-term liabilities                                              29,927                    36,985

Shareholder's Equity
   Common stock                                                                  1                         1
   Additional paid-in capital                                           17,346,238                17,346,238
   Retained earnings                                                      (230,276)                  (89,246)
   Accumulated other comprehensive income                                 (114,898)                 (126,581)
                                                                      ------------              ------------
   Total shareholder's equity                                           17,001,065                17,130,412
                                                                      ------------              ------------
Total Liabilities and
   Shareholder's Equity                                               $ 25,418,553              $ 26,202,513
                                                                      ============              ============

                 See Notes to Consolidated Financial Statements

                                      -4-

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)


                                                                               Three Months Ended
                                                                       March 31,                  March 31,
                                                                         2001                       2000
                                                                      Post-Merger                Pre-Merger
                                                                     -------------             -------------

Gross revenue                                                          $   478,592               $   588,884
Less:  agency commissions                                                   47,844                    67,614
                                                                       -----------               -----------
Net revenue                                                                430,748                   521,270

Operating expenses                                                         251,936                   308,088
Non-cash compensation expense                                                2,394                    34,878
Depreciation and amortization                                              262,077                   209,568
Corporate expenses                                                          11,868                    15,302
Merger and non-recurring costs                                                  --                    11,115
                                                                       -----------               -----------
Operating loss                                                             (97,527)                  (57,681)

Interest expense                                                            47,126                   113,888
Gain on sale of assets                                                       2,789                    39,036
Loss on sale of marketable securities                                       35,359                        --
Equity in earnings (loss) of nonconsolidated affiliates                         --                   (24,631)
Other income (expense) - net                                                (1,879)                       --
                                                                       -----------               -----------
Loss before income taxes and extraordinary item                           (179,102)                 (157,164)
Income tax (expense) benefit                                                38,072                     6,311
                                                                       -----------               -----------
Loss before extraordinary item                                            (141,030)                 (150,853)
Extraordinary item                                                              --                    (6,094)
                                                                       -----------               -----------
Net loss                                                                  (141,030)                 (156,947)

Other comprehensive income (loss), net of tax: Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period                   (11,300)                       --
    Less:  reclassification adjustment for (gains)
       losses included in net loss                                          22,983                        --
                                                                       -----------               -----------
Comprehensive loss                                                     $  (129,347)              $  (156,947)
                                                                       ===========               ===========-

                 See Notes to Consolidated Financial Statements

                                      -5-

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                               Three Months Ended
                                                                       March 31,                  March 31,
                                                                         2001                       2000
                                                                      Post-Merger                Pre-Merger
                                                                     -------------             -------------
Net cash (used by) provided by operating activities                    $  (288,982)              $   190,720

Cash flows from investing activities:
   Liquidation of restricted cash, net                                     311,094                        --
   Proceeds from divestitures placed in restricted cash                      3,000                        --
   Proceeds from sale of marketable securities                             275,634                        --
   Purchases of property, plant and equipment                              (25,767)                   (9,451)
   Proceeds from disposal of assets                                          1,305                    93,711
   Acquisition of operating assets                                            (423)                   (5,255)
   Acquisition of radio stations with restricted cash                     (185,532)                       --
   Increase in other-net                                                     1,483                    (3,888)
                                                                       -----------               -----------

   Net cash provided by (used in) investing activities                     380,794                    75,117


Cash flows from financing activities:
   Payments on Clear Channel promissory note                              (104,256)                       --
   Proceeds of long-term debt                                                   --                   212,500
   Payments on long-term debt                                                   --                  (470,793)
   Contributions from AMFM                                                      --                    20,303
   Distributions to AMFM                                                        --                    (4,534)
   Dividends to AMFM                                                            --                    (9,453)
                                                                       -----------               -----------

   Net cash (used in) provided by financing activities                    (104,256)                 (251,977)
                                                                       -----------               -----------

   Net increase (decrease) in cash and cash equivalents                    (12,444)                   13,860

   Cash and cash equivalents at beginning of period                         18,502                    14,634
                                                                       -----------               -----------

   Cash and cash equivalents at end of period                          $     6,058               $    28,494
                                                                       ===========               ===========

                 See Notes to Consolidated Financial Statements

                                      -6-

                      AMFM OPERATING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

AMFM Operating Inc., (the "Company") together with its subsidiaries, is an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc., ("Clear Channel") a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. Prior to Clear Channel's acquisition of AMFM Inc. ("AMFM"), in August 2000, the Company was an indirect, wholly-owned subsidiary of AMFM.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the three months ended March 31, 2001. The financial statements for the Company for the three months ended March 31, 2000 were prepared using the Company's historical pre-merger basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, intangible assets were generally amortized over a period of 15 years. The purchase accounting adjustments are preliminary pending completion of appraisals and other fair value analysis of assets and liabilities.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. As of the effective date of Statement 133 and as of March 31, 2001, the Company has no derivative instruments. Adoption of this statement had no impact on the Company's consolidated financial statements.

Note 3:  ACQUISITIONS AND DISPOSITIONS

In connection with the completion of the Company's merger with Clear Channel in August 2000, the Company and Clear Channel entered into a Consent Decree with the Department of Justice regarding the Company's investment in Lamar Advertising Company ("Lamar"). The Consent Decree, among other things, required the Company to sell all of its 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. As a result, although the Company's holdings are greater than 20%, the Company does not exercise significant influence and therefore has accounted for the investment under the cost method of accounting post-merger. As of March 31, 2001, the Company held 18.4 million shares of Lamar common stock.

Restructuring

The combined company has formalized plans to restructure the former AMFM operations. To date, the following decisions have been communicated to affected employees:

o    The Dallas and Austin, Texas, corporate offices closed on March 31, 2001;
o Chancellor Marketing Group ("CMG"), the Company's full-service sales promotion firm, which develops integrated marketing programs, has been discontinued as a separate entity. Operations of CMG are now performed by the local radio markets, resulting in the December 31, 2000 closure of the Richmond, Virginia, corporate office and most of the separate CMG sales offices;
o The Company's full-service media representation firm is in the process of restructuring its radio operations into five separate business units;
o    StarSystem(TM),   the  Company's  programming  distribution  network, is
     being  consolidated  into  current operations; and
o The operations of The AMFM Radio Networks, which broadcasts advertising and syndicated programming, have been operationally integrated into Premiere Radio Networks, Clear Channel's radio syndication business.

Additionally, the Company is reviewing individual markets to determine where synergies can be achieved within clusters and by centralizing certain functions previously performed at the local level. To date, the restructuring has resulted in the actual or pending termination of approximately 400 employees. It is expected that the majority of the restructuring will be completed by June 30, 2001. A liability for the restructuring of approximately $160.5 million has been recorded in the post-merger opening balance sheet of the Company to account for these costs. The majority of the costs relate to severance and other costs for terminated employees. Approximately $42.9 million of the costs relate to the termination of various contracts, primarily leases, which the Company has or will exit as a result of the restructuring. During the first quarter of 2001, approximately $7.9 million has been charged against the restructuring liability, primarily relating to severance.

Pro Forma

The results of operations for the three-month period ending March 31, 2000 include the operations of 58 radio stations that were divested in conjunction with governmental directives relating to the merger with Clear Channel. Assuming the divestitures had all occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the three months ended March 31, 2000 would have been as follows:

(In thousands)
           Net revenue                                    $   449,044
           Net loss before extraordinary loss             $  (121,564)
           Net loss                                       $  (127,658)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and dispositions and is not necessarily indicative of the actual results that would have been achieved had the divestitures occurred at the beginning of 2000, nor is it indicative of future results of operations.


Note 4:  CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

(In millions)
                                                                   March 31,            December 31,
                                                                     2001                    2000
                                                               ---------------         ---------------
Clear Channel Promissory Note (a)..............................$       1,463.4         $       1,567.6
                                                               ===============         ===============

Long-Term Debt:
  8% Senior Notes (b)..........................................          695.3                   695.8
  8.125% Notes (c).............................................          384.5                   385.1
  8.75% Notes (d)..............................................          196.9                   197.3
  12.625% Notes (e)............................................          158.9                   159.5
  Other........................................................             .7                      .7
                                                               ---------------         ---------------
          Total long-term debt.................................$       1,436.3         $       1,438.4
                                                               ===============         ===============

  (a) Clear Channel Promissory Note

The promissory note bears interest at 7% per annum and matures on August 30, 2010 or upon demand. The Company is entitled to borrow additional funds and to repay outstanding borrowings, subject to the terms of the promissory note.

  (b) 8% Senior Notes

On November 17, 1998, the Company issued $750.0 million aggregate principal amount of 8% Senior Notes due 2008 (the "8% Senior Notes"). Interest on the 8% Senior Notes is payable semiannually, commencing on May 1, 1999. The 8% Senior Notes mature on November 1, 2008 and are redeemable, in whole or in part, at the option of the Company at a redemption price equal to 100% plus the Applicable Premium (as defined in the indenture governing the 8% Senior Notes) plus accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 8% Senior Notes), the holders of the 8% Senior Notes have the right to require the Company to repurchase all or any part of the 8% Senior Notes at a purchase price equal to 101% plus accrued and unpaid interest. The Clear Channel merger resulted in a change of control with respect to the 8% Senior Notes.

  (c) 8.125% Notes

On December 22, 1997, the Company issued $500.0 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2007 (the "8.125% Notes"). Interest on the 8.125% Notes is payable semiannually, commencing on June 15, 1998. The 8.125% Notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. Upon the occurrence of a change in control after December 15, 2000, the holders of the 8.125% Notes have the right to require the Company to repurchase all or any part of the 8.125% Notes at a purchase price equal to 101% plus accrued and unpaid interest. The Clear Channel merger resulted in a change of control with respect to the 8.125% Notes.

  (d) 8.75% Notes

Upon consummation of the merger with Chancellor Broadcasting Company on September 5, 1997, the Company assumed Chancellor Radio Broadcasting Company's $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes"). Interest on the 8.75% Notes is payable semiannually, commencing on December 15, 1997. The 8.75% Notes mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. In addition, prior to June 15, 2000, the Company may redeem up to 25% of the original aggregate principal amount of the 8.75% Notes at a redemption price of 108.75% plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. Upon the occurrence of a change in control after June 15, 2000, the holders of the 8.75% Notes have the right to require the Company to repurchase all or any part of the 8.75% Notes at a purchase price equal to 101% plus accrued and unpaid interest. The Clear Channel merger resulted in a change of control with respect to the 8.75% Notes.

  (e) 12.625% Notes

On November 12, 1999, AMFM Operating completed a consent solicitation to modify certain timing restrictions on its ability to exchange all shares of its 12.625% Series E cumulative exchangeable preferred stock for its 12.625% Senior Subordinated Exchange Debentures due 2006. Consenting holders of 12.625% Series E cumulative exchangeable preferred stock received payments of $0.25 per share of 12.625% Series E cumulative exchangeable preferred stock. On November 23, 1999, the Company exchanged all of the shares of its 12.625% Series E cumulative exchangeable preferred stock for $143.1 million in aggregate principal amount of its 12.625% Senior Subordinated Exchange Debentures due 2006 (the "12.625% Notes"). Interest on the 12.625% Notes is payable semiannually, commencing on January 15, 2000. The 12.625% Notes mature on October 31, 2006 and are redeemable, in whole or in part, at the option of the Company on or after January 15, 2002, at redemption prices ranging from 106.313% at January 15, 2002 and declining to 100% on or after January 15, 2006, plus in each case accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 12.625% Notes), the holders of the 12.625% Notes have the right to require the Company to repurchase all or any part of the 12.625% Notes at a purchase price equal to 101% plus accrued and unpaid interest. The Clear Channel merger resulted in a change of control with respect to the 12.625% Notes.

Other

AMFM Operating's 8.75% Notes, 8.125% Notes and 12.625% Notes (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect subsidiaries (the "Subsidiary Guarantors").

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

AMFM Operating has guaranteed certain Clear Channel debt obligations, including a $1.9 billion reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility with outstanding balances at March 31, 2001 of $1.5 billion, $1.3 billion and $0, respectively. At March 31, 2001, the Company's contingent liability under these guarantees is limited to $1.0 billion.

The Company has no scheduled maturities of long-term debt until 2006.

Note 5:  SEGMENT DATA

The Company has one reportable operating segment - radio broadcasting. The Company's media representation firm and corporate expenses are reported in "other". Revenue and expenses earned and charged between segments are recorded at fair value.

(In thousands)
                                                               March 31,
                                                  ----------------------------------
                                                        2001                  2000
                                                        ----                  ----
Net revenue
   Radio Broadcasting                             $    388,698          $    480,706
   Other                                                46,839                49,784
   Eliminations                                         (4,789)               (9,220)
                                                  ------------          ------------
Consolidated                                      $    430,748          $    521,270

Operating expenses
   Radio Broadcasting                             $    214,947          $    279,662
   Other                                                41,778                37,646
   Eliminations                                         (4,789)               (9,220)
                                                  ------------          ------------
Consolidated                                      $    251,936          $    308,088

Depreciation and Amortization
   Radio Broadcasting                             $    257,224          $    192,327
   Other                                                 4,853                17,241
                                                  ------------          ------------
Consolidated                                      $    262,077          $    209,568

Operating loss
   Radio Broadcasting                             $    (83,474)         $     (2,814)
   Other                                               (14,053)              (54,867)
                                                  -------------         -------------
Consolidated                                      $    (97,527)         $    (57,681)

Total identifiable assets
   Radio Broadcasting                             $ 24,386,579          $ 10,605,832
   Other                                             1,031,974             1,815,515
                                                  ------------          ------------
Consolidated                                      $ 25,418,553          $ 12,421,347

                                      -11-

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000 is as follows:

Consolidated
(In thousands)

Reported Basis:                               Three Months Ended March 31,
---------------
                                           -----------------------------------
                                               2001                    2000        % Change
                                               ----                    ----        --------
Net Revenue                                    $430,748              $521,270        (17%)
Operating Expenses                              251,936               308,088        (18%)
Corporate Expenses                               11,868                15,302        (22%)
                                               --------              --------
EBITDA                                         $166,944              $197,880        (16%)
                                               ========              ========

         Net revenue decreased due to the 2000 divestitures required to comply with governmental directives regarding the merger with Clear Channel as well as high inventory demands experienced during the first quarter of 2000 resulting in higher advertising rates than the first quarter of 2001. Operating expenses decreased due to our 2000 divestitures and various cost control measures. Corporate expenses decreased due to savings associated with the merger with Clear Channel.

Other Income and Expense Information

         Non-cash compensation expense of $2.4 million was recorded during the first quarter of 2001 due to unvested stock options granted to AMFM employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2001 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $23.0 million during the remaining vesting period.

    Depreciation and amortization expense increased from $209.6 million in the first quarter of 2000 to $262.1 million in the first quarter of 2001, a 25% increase. The increase is due primarily to the addition of goodwill as well as the revaluation of fixed and intangible assets related to the Clear Channel merger. This increase was partially offset by the divestitures and the change in the amortization period for intangible assets to 25 years as a result of the Clear Channel merger versus 15 years prior to the merger.

    Interest expense was $47.1 million and $113.9 million in the first quarter of 2001 and 2000, respectively, a decrease of $66.8 million or 59%. The decrease is due to cash proceeds from the divestitures, which were used to pay off the senior credit facility and various Senior Subordinated Notes. This decrease was partially offset by the interest incurred on the Clear Channel Promissory Note.

         The loss on sale of marketable securities of $35.3 million is comprised of a $27.7 million loss related to the sale of 6.5 million shares of Lamar Advertising Company and a loss of $7.6 million related to a write-down of an investment.

         Equity in earnings (loss) of nonconsolidated affiliates represents our pre-merger investment in Lamar Advertising Company. As a result of a Consent Decree requiring us to relinquish all shareholder rights with regard to our Lamar shares, this investment has been accounted for under the cost method post-merger.

Risks Regarding Forward Looking Statements

         Except for the historical information, this report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could have an adverse effect upon our financial performance. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

         A wide range of factors could materially affect future developments and performance, including:

o        the impact of general economic conditions;
o        shifts in population and other demographics;
o        industry conditions, including competition;
o        fluctuations in operating costs;
o        technological changes and innovations;
o        changes in labor conditions;
o        capital expenditure requirements;
o        legislative or regulatory requirements;
o        interest rates;
o        taxes; and
o        certain other factors set forth in our SEC filings.

         This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Part II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See Exhibit Index on Page 15
(b)      Reports on Form 8-K

                NONE


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AMFM OPERATING INC.




Date     May 14, 2001                             /s/  Herbert W. Hill, Jr.
                                                  Herbert W. Hill, Jr.
                                                  Senior Vice President and
                                                  Chief Accounting Officer

                                INDEX TO EXHIBITS
   EXHIBIT
     NO.                               DESCRIPTION OF EXHIBIT
--------------                         ----------------------

2.1(1) --  Agreement  and Plan of  Merger,  dated as of August 26,  1998,  among
     Chancellor Media Corporation, Capstar Broadcasting Corporation and CBC Acquisition Company, Inc., (see table of contents for list of omitted schedules and exhibits).

2.2(2) -- Amended and Restated  Agreement and Plan of Merger,  dated as of April
     29, 1999, among Chancellor Media Corporation, Capstar Broadcasting Corporation, CBC Acquisition Company, Inc. and CMC Merger Sub, Inc. (see table of contents for list of omitted schedules and exhibits).

2.3(3) -- First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of June 30, 1999, among Chancellor Media Corporation, Capstar Broadcasting Corporation and CMC Merger Sub, Inc.

2.4(5) -- Stock  Purchase  Agreement,  dated as of June 1, 1999,  by and between
     Lamar Advertising Company and CMCLA (see table of contents for list of omitted schedules and exhibits).

2.5(5) -- Subscription Agreement, dated as of June 1, 1999, by and between Lamar
     Advertising Company and CMCLA.

2.6(5) --  Voting  Agreement,  dated  as of June 1,  1999,  by and  among  Lamar
     Advertising Company, CMCLA and Reilly Family Limited Partnership.

2.7(3) -- Second  Amended and  Restated  Stock  Purchase  Agreement  dated as of
     August 11, 1999 by and among Lamar Advertising Company, Lamar Media Corp., Chancellor Mezzanine Holdings Corporation and CMCLA (see table of contents for list of omitted schedules and exhibits).

2.8(6) --  Registration  Rights  Agreement  dated as of September 15, 1999 among
     Lamar  Advertising   Company,   CMCLA  and  Chancellor  Mezzanine  Holdings
     Corporation.

2.9(6) --  Stockholders  Agreement  dated as of  September  15, 1999 among Lamar
     Advertising Company and certain of its stockholders.

2.10(3) -- Second Amended and Restated Voting Agreement,  dated as of August 11,
     1999, among Lamar Advertising Company, CMCLA, Chancellor Mezzanine Holdings Corporation and Reilly Family Limited Partnership.

2.11(7) -- Agreement  and Plan of Merger,  dated October 2, 1999, by and between
     Clear Channel Communications, Inc., CCU Merger Sub, Inc. and AMFM Inc. (see table of contents for list of omitted schedules and exhibits).

3.1(8) -- Amended and Restated  Certificate of  Incorporation  of AMFM Operating
     Inc.

3.2(9) -- Bylaws of AMFM Operating Inc.

4.1(10)  --  Certificate  of  Designation   for  12  5/8%  Series  E  Cumulative
     Exchangeable Preferred Stock of AMFM Operating Inc.

4.2(11) -- Certificate  of Amendment to  Certificate of Designation  for 12 5/8%
     Series E Cumulative Exchangeable Preferred Stock of AMFM Operating Inc.

4.3(12) --  Indenture,  dated as of November  19,  1999,  governing  the 12 5/8%
     Senior Subordinated Exchange Debentures due 2006, of AMFM Operating Inc.

4.4(13) --  Indenture,  dated as of June 24, 1997,  governing  the 8 3/4% Senior
     Subordinated Notes due 2007 of AMFM Operating Inc. (the "8 3/4% Notes Indenture").

4.5(14) -- First Supplemental Indenture, dated as of September 5, 1997, to the 8
     3/4% Notes Indenture.

4.6(15) -- Second Supplemental Indenture, dated as of October 28, 1997, to the 8
     3/4% Notes Indenture.

4.7(15) -- Third Supplemental  Indenture,  dated as of August 23, 1999, to the 8
     3/4% Notes Indenture.

4.8(15) -- Fourth Supplemental Indenture,  dated as of November 19, 1999, to the
     8 3/4% Notes Indenture.

4.9(15) -- Fifth Supplemental Indenture,  dated as of January 18, 2000, to the 8
     3/4% Notes Indenture.

4.10(16) -- Amended and Restated Indenture, dated as of October 28, 1997, governing the 10 1/2% Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the "10 1/2% Notes Indenture").

4.11(16) -- Second Supplement Indenture, dated as of October 28, 1997, to the 10
     1/2% Notes Indenture.

4.12(15) -- Third Supplemental Indenture, dated as of August 23, 1999, to the 10
     1/2% Notes Indenture.

4.13(15) -- Fourth Supplemental Indenture, dated as of November 19, 1999, to the
     10 1/2% Notes Indenture.

4.14(15) -- Fifth Supplemental  Indenture,  dated as of January 18, 2000, to the
     10 1/2% Notes Indenture.

4.15(17) --  Indenture,  dated as of December  22,  1997,  governing  the 8 1/8%
     Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the "8 1/8% Notes Indenture").

4.16(15) -- First Supplemental Indenture,  dated as of August 23, 1999, to the 8
     1/8% Notes Indenture.

4.17(15) -- Second Supplemental Indenture, dated as of November 19, 1999, to the
     8 1/8% Notes Indenture.

4.18(15) -- Third Supplemental Indenture, dated as of January 18, 2000, to the 8
     1/8% Notes Indenture.

4.19(4) --  Indenture,  dated as of November 17, 1998,  governing  the 8% Senior
     Notes due 2008 of AMFM Operating Inc. (the "8% Notes Indenture").

4.20(15) -- First Supplemental Indenture, dated as of August 23, 1999, to the 8%
     Notes Indenture.

4.21(15) -- Second Supplemental Indenture, dated as of November 19, 1999, to the
     8% Notes Indenture.

4.22(15) -- Third Supplemental  Indenture,  dated as of January 18, 2000, to the
     8% Notes Indenture.

4.23(18) --  Indenture,  dated as of May 31, 1996,  governing the 10 3/4% Senior
     Subordinated Notes due 2006 of AMFM Operating Inc. (the "10 3/4% Notes Indenture").

4.24(19) -- First Supplemental Indenture,  dated as of November 25, 1996, to the
     10 3/4% Notes Indenture.

4.25(19) -- Second Supplemental Indenture,  dated as of January 10, 1997, to the
     10 3/4% Notes Indenture.

4.26(19) -- Third Supplemental  Indenture,  dated as of January 13, 1997, to the
     10 3/4% Notes Indenture.

4.27(20) -- Fourth Supplemental Indenture,  dated as of January 29, 1997, to the
     10 3/4% Notes Indenture.

4.28(20) -- Fifth  Supplemental  Indenture,  dated as of May 15, 1997, to the 10
     3/4% Notes Indenture.

4.29(20) -- Sixth  Supplemental  Indenture,  dated as of July 8, 1997, to the 10
     3/4% Notes Indenture.

4.30(20) -- Seventh Supplemental  Indenture,  dated as of October 9, 1997 to the
     10 3/4% Notes Indenture.

4.31(20) -- Eighth Supplemental Indenture,  dated as of October 10, 1997, to the
     10 3/4% Notes Indenture.

4.32(20) -- Ninth Supplemental  Indenture,  dated as of January 23, 1998, to the
     10 3/4% Notes Indenture.

4.33(21) -- Tenth Supplemental  Indenture,  dated as of February 2, 1998, to the
     10 3/4% Notes Indenture.

4.34(15) -- Eleventh Supplemental Indenture, dated as of May 18, 1998, to the 10
     3/4% Notes Indenture.

4.35(15) -- Twelfth Supplemental Indenture,  dated as of May 29, 1998, to the 10
     3/4% Notes Indenture.

4.36(15) -- Thirteenth Supplemental Indenture, dated as of November 12, 1999, to the 10 3/4% Notes Indenture.

4.41(22) -- Sixth Supplemental Indenture, dated June 2, 2000, to the Indenture, dated as of October 28, 1997, governing the 10 1/2% Senior Subordinated Notes due 2007 of AMFM Operating Inc.

4.42(23) --  Intercompany  Promissory Note between AMFM Operating Inc. and Clear
     Channel Communications, Inc. dated August 30, 2000.
------------


(1) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending September 30, 1998.

(2) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and CMCLA for the quarterly period ending March 31, 1999.

(3) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(4) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(5) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Chancellor Media Corporation filed on June 8, 1999.

(6)  Incorporated  by  reference to Exhibits to AMFM Inc.'s  Amendment  No. 1 to
     Schedule 13D filed on March 10, 2000 regarding AMFM Inc.'s ownership interest in Lamar Advertising Company.

(7) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., filed on October 5, 1999.

(8) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Capstar Communications, Inc. for the quarterly period ending June 30, 1999.

(9) Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Capstar Communications, Inc. for the year ended December 31, 1998.

(10) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 27, 1997.

(11) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of AMFM Operating Inc. filed on November 19, 1999.

(13) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company filed on July 17, 1997.

(14) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(15) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.

(16) Incorporated by reference to U.C. Exhibits to the Annual Report on Form 10-K of Chancellor Media Corporation and CMCLA for the year ended December 31, 1997.

(17) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(18) Incorporated  by  reference  to  Exhibits  to  SFX   Broadcasting,   Inc.'s
     Registration Statement on Form S-4, initially filed on June 21, 1996, as amended (Registration Number 333-06553).

(19) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 17, 1997.

(20) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Amendment No. 2 to Registration Statement on Form S-1, filed on May 11, 1998 (Registration Number 333-48819).

(21) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(22) Incorporated by reference to Exhibits to AMFM Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(23) The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.