Form 10-Q
period 2001-06-30
AMFM OPERATING INC
filed 2001-08-14
CIK 908612

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended June 30, 2001           Commission file number 000-22486


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 2001, 1,040 shares of common stock of the Registrant's common stock were outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                               AMFM OPERATING INC.

                                      INDEX




                                                                       Page No.
                                                                       - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at June 30, 2001 and December 31, 2000      3

     Consolidated Statements of Operations for the six and three months
         ended June 30, 2001 and 2000                                        5

     Consolidated Statements of Cash Flows for the six and three months
         ended June 30, 2001 and 2000                                        6

     Notes to Consolidated Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                              14

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                             14

     Index to Exhibits                                                      15

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                       June 30,                   December 31,
                                                                         2001                         2000
                                                                      (Unaudited)                   (Audited)
                                                                      ------------              --------------
Current Assets
   Cash and cash equivalents                                          $     17,514              $     18,502
   Restricted cash                                                              --                   131,562
   Accounts receivable, less allowance of $17,495 at June 30,
     2001 and $19,714 at December 31, 2000                                 455,045                   494,033
   Other current assets                                                     38,317                    67,944
                                                                      ------------              ------------
     Total Current Assets                                                  510,876                   712,041

Property, Plant and Equipment
   Land, buildings and improvements                                        170,065                   147,713
   Transmitter and studio equipment                                        233,461                   244,306
   Furniture and other equipment                                            76,559                    65,041
   Construction in progress                                                 18,418                    11,496
                                                                      ------------              ------------
                                                                           498,503                   468,556
Less accumulated depreciation                                              (42,297)                  (15,477)
                                                                      ------------              ------------
                                                                           456,206                   453,079
Intangible Assets
   Contracts                                                               136,867                   126,054
   Licenses and goodwill                                                24,092,542                23,914,326
                                                                      ------------              ------------
                                                                        24,229,409                24,040,380
Less accumulated amortization                                             (812,420)                 (324,463)
                                                                      ------------              ------------
                                                                        23,416,989                23,715,917
Other Assets
   Restricted cash                                                           1,573                   189,466
   Notes receivable                                                          4,665                     4,575
   Assets held in trust                                                         --                    79,251
   Other assets                                                             24,220                    32,617
   Other investments                                                       505,596                 1,015,567
                                                                      ------------              ------------
Total Assets                                                          $ 24,920,125              $ 26,202,513
                                                                      ============              ============

                 See Notes to Consolidated Financial Statements

                                      -3-



                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                       June 30,                   December 31,
                                                                         2001                         2000
                                                                      (Unaudited)                   (Audited)
                                                                      -----------               --------------
Current Liabilities
   Accounts payable                                                   $     56,172              $     73,766
   Accrued interest                                                         18,917                    19,015
   Accrued expenses                                                        226,183                   261,228
   Accrued income taxes                                                    122,662                   492,842
   Deferred income                                                           4,113                     2,191
                                                                      ------------              ------------
     Total Current Liabilities                                             428,047                   849,042

   Long-term debt                                                        1,434,059                 1,438,396
   Clear Channel promissory note                                           958,083                 1,567,634
   Deferred income taxes                                                 5,079,943                 5,180,044
   Other long-term liabilities                                              29,402                    36,985

Shareholder's Equity
   Common stock                                                                  1                         1
   Additional paid-in capital                                           17,346,238                17,346,238
   Retained deficit                                                       (336,259)                  (89,246)
   Accumulated other comprehensive income (loss)                           (19,389)                 (126,581)
                                                                      ------------              ------------
   Total shareholder's equity                                           16,990,591                17,130,412
                                                                      ------------              ------------
Total Liabilities and
   Shareholder's Equity                                               $ 24,920,125              $ 26,202,513
                                                                      ============              ============

                 See Notes to Consolidated Financial Statements


                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)


                                                               Six Months Ended                     Three Months Ended
                                                         June 30,         June 30,              June 30,           June 30,
                                                           2001             2000                  2001               2000
                                                        Post-Merger      Pre-Merger            Post-Merger        Pre-Merger
                                                        -----------      ----------            -----------        ----------

Gross revenue                                          $ 1,060,770       $ 1,311,709           $   582,178      $   722,825
Less:  agency commissions                                  108,480           152,538                60,636           84,924
                                                       -----------       -----------           -----------      -----------
Net revenue                                                952,290         1,159,171               521,542          637,901

Operating expenses                                         525,778           626,573               273,842          318,485
Non-cash compensation expense                                8,264            35,835                 5,870              957
Depreciation and amortization                              519,976           429,827               257,899          220,259
Corporate expenses                                          23,064            29,312                11,196           14,010
Merger and non-recurring costs                                  --            18,946                    --            7,831
                                                       -----------       -----------           -----------      -----------
Operating income (loss)                                   (124,792)           18,678               (27,265)          76,359

Interest expense                                            96,489           222,886                49,363          108,998
Gain (loss) on sale of assets                               (1,491)           48,093                (4,280)           9,057
Gain (loss) on marketable securities                       (86,359)               --               (51,000)              --
Equity in earnings (loss) of nonconsolidated affiliates         --           (47,591)                   --          (22,960)
Other income - net                                             800                --                 2,679               --
                                                       -----------       -----------           -----------      -----------
Loss before income taxes and extraordinary item           (308,331)         (203,706)             (129,229)         (46,542)
Income tax (expense) benefit                                61,318            11,609                23,246            5,298
                                                       -----------       -----------           -----------      -----------
Loss before extraordinary item                            (247,013)         (192,097)             (105,983)         (41,244)
Extraordinary loss, net of income tax benefit                   --            12,349                    --            6,255
                                                       -----------       -----------           -----------      -----------
Net loss                                                  (247,013)         (204,446)             (105,983)         (47,499)

Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period    52,613                --                63,913               --
    Reclassification adjustment for (gains)
      losses included in net income (loss)                  54,579                --                31,596               --
                                                       -----------       -----------           -----------      -----------
Comprehensive loss                                     $  (139,821)      $  (204,446)          $   (10,474)     $   (47,499)
                                                       ===========       ===========           ===========      ===========


                 See Notes to Consolidated Financial Statements

                                      -5-


                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF cash flows
                                   (UNAUDITED)
                                 (In thousands)


                                                                                Six Months Ended
                                                                       June 30,                     June 30,
                                                                         2001                         2000
                                                                      Post-Merger                  Pre-Merger
                                                                      -----------                ------------
Net cash (used by) provided by operating activities                    $ (153,940)               $   247,074

Cash flows from investing activities:
   Liquidation of restricted cash, net                                     318,811                        --
   Proceeds from divestitures placed in restricted cash                      3,000                        --
   Proceeds from sale of marketable securities                             595,634                        --
   Purchases of property, plant and equipment                              (11,933)                  (20,968)
   Proceeds from disposal of assets                                         11,667                   101,076
   Acquisition of operating assets                                            (307)                   (5,255)
   Acquisition of radio stations with restricted cash                     (191,279)                       --
   Increase in other-net                                                    36,910                    (6,532)
                                                                      ------------               -----------

   Net cash provided by (used in) investing activities                     762,503                    68,321


Cash flows from financing activities:
   Payments on Clear Channel promissory note                              (609,551)                       --
   Proceeds of long-term debt                                                   --                   362,500
   Payments on long-term debt                                                   --                  (677,378)
   Contributions from AMFM                                                      --                    39,413
   Distributions to AMFM                                                        --                    (4,534)
   Dividends to AMFM                                                            --                    (9,453)
                                                                      ------------               -----------

   Net cash (used in) provided by financing activities                    (609,551)                 (289,452)
                                                                      ------------               -----------

   Net increase (decrease) in cash and cash equivalents                       (988)                   25,943

   Cash and cash equivalents at beginning of period                         18,502                    14,634
                                                                      ------------               -----------

   Cash and cash equivalents at end of period                          $    17,514               $    40,577
                                                                      ============               ===========

                 See Notes to Consolidated Financial Statements

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

Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the six and three months ended June 30, 2001. The financial statements for the Company for the six and three months ended June 30, 2000 were prepared using the Company's historical pre-merger basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, intangible assets were generally amortized over a period of 15 years. The purchase accounting adjustments are preliminary pending refinement of contingent items.

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

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. As of the effective date of Statement 133 and as of June 30, 2001, the Company has no derivative instruments. Adoption of this statement had no impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"). Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisitition Contingencies of Purchased Enterprises. Statement 141 is effective for all business combinations initiated after June 30, 2001. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations, management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. As the Company's amortization of goodwill and certain other indefinite life intangibles is a significant non-cash expense that the Company currently records, Statement 142 will have a material impact on the Company's financial statements. For the three and six months ended June 30, 2001, amortization expense related to goodwill and indefinite life intangibles was approximately $230 million and $460 million, respectively. In addition, upon adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite life intangibles and has not yet determined what the effect of these tests will be on the Company's financial position or results of operations.

Note 3:  ACQUISITIONS AND DISPOSITIONS

In connection with the completion of the Company's merger with Clear Channel in August 2000, the Company and Clear Channel entered into a Consent Decree with the Department of Justice regarding the Company's investment in Lamar Advertising Company ("Lamar"). The Consent Decree, among other things, required the Company to sell all of its 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. The Company accounts for the investment under the cost method of accounting post-merger. As of June 30, 2001, the Company held 10.4 million shares of Lamar common stock.

Restructuring
-------------

The combined company has formalized plans to restructure the former AMFM operations. To date, the following decisions have been communicated to affected employees:

o    The Dallas and Austin, Texas, corporate offices closed on March 31, 2001;
o Chancellor Marketing Group ("CMG"), the Company's full-service sales promotion firm, which develops integrated marketing programs, has been discontinued as a separate entity. Operations of CMG are now performed by the local radio markets, resulting in the December 31, 2000 closure of the Richmond, Virginia, corporate office and most of the separate CMG sales offices;
o The Company's full-service media representation firm has restructured its radio operations into five separate business units;
o StarSystem(TM), the Company's programming distribution network, is being consolidated into current operations; and
o The operations of The AMFM Radio Networks, which broadcasts advertising and syndicated programming, have been operationally integrated into Premiere Radio Networks, Clear Channel's radio syndication business.

Additionally, the Company is reviewing individual markets to determine where synergies can be achieved within clusters and by centralizing certain functions previously performed at the local level. To date, the restructuring has resulted in the actual or pending termination of approximately 400 employees. The majority of the restructuring was complete as of June 30, 2001. A liability for the restructuring of approximately $91.5 million has been recorded in the post-merger opening balance sheet of the Company to account for these costs. The majority of the costs relate to severance and other costs for terminated employees. Approximately $42.9 million of the costs relate to the termination of various contracts, primarily leases, which the Company has or will exit as a result of the restructuring. During the six months ended June 30, 2001, approximately $14.7 million has been charged against the restructuring liability, primarily relating to severance. As of June 30, 2001, the restructuring reserve balance was $42.5 million.

Pro Forma

The results of operations for the six-month period ending June 30, 2000 include the operations of 58 radio stations that were divested in conjunction with governmental directives relating to the merger with Clear Channel. Assuming the divestitures had all occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the six months ended June 30, 2000 would have been as follows:

(In thousands)
           Net revenue                                    $ 1,007,418
           Net loss before extraordinary loss             $  (192,577)
           Net loss                                       $  (204,926)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and dispositions and is not necessarily indicative of the actual results that would have been achieved had the divestitures occurred at the beginning of 2000, nor is it indicative of future results of operations.

Note 4:  CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

(In millions)
                                                                       June 30,           December 31,
                                                                         2001                   2000
                                                               ----------------        ---------------
Clear Channel Promissory Note..................................$        958.1          $       1,567.6
                                                               ================        ===============

Long-Term Debt:
  8% Senior Notes..............................................         694.7                    695.8
  8.125% Notes.................................................         383.9                    385.1
  8.75% Notes..................................................         196.7                    197.3
  12.625% Notes................................................         158.3                    159.5
  Other........................................................            .5                       .7
                                                               ----------------        ---------------
          Total long-term debt.................................$      1,434.1 (a)      $       1,438.4
                                                               ================        ===============

(a) Includes $70.8 million in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel.

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

Other

Upon the occurrence of a change in control (as defined in the indenture governing the 8.0%, 8.125% 8.75% and 12.625% Notes (the "Notes"), the holders of the Notes have the right to require the Company to repurchase all or any part of the Notes at a purchase price equal to 101% plus accrued and unpaid interest. Although the Clear Channel merger resulted in a change of control with respect to the Notes, as of June 30, 2001 the repurchase option has expired.

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

AMFM Operating has guaranteed certain Clear Channel debt obligations, including a $1.8 billion reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility with outstanding balances at June 30, 2001 of $1.6 billion, $1.1 billion and $0, respectively. At June 30, 2001, the Company's contingent liability under these guarantees is limited to $1.0 billion.

The Company has no scheduled maturities of long-term debt until 2006.

Note 5:  SEGMENT DATA

The Company has one reportable operating segment - radio broadcasting. The Company's media representation firm and corporate expenses are reported in "other". Revenue and expenses earned and charged between segments are recorded at fair value.

(In thousands)                                      Six Months Ended                      Three Months Ended
                                               --------------------------             --------------------------
                                               June 30,          June 30,             June 30,          June 30,
                                                 2001              2000                 2001              2000
                                              Post-Merger       Pre-Merger           Post-Merger       Pre-Merger
                                              -----------       ----------           -----------       ----------
Net revenue
   Radio Broadcasting                     $     867,544     $   1,074,187         $     478,846    $     593,481
   Other                                         96,776           109,760                49,937           59,976
   Eliminations                                 (12,030)          (24,776)               (7,241)         (15,556)
                                          -------------     -------------         -------------    -------------
Consolidated                              $     952,290     $   1,159,171         $     521,542    $     637,901

Operating expenses
   Radio Broadcasting                     $     456,081     $     574,903         $     241,134    $     295,241
   Other                                         81,727            76,446                39,949           38,800
   Eliminations                                 (12,030)          (24,776)               (7,241)         (15,556)
                                          -------------     -------------         -------------    -------------
Consolidated                              $     525,778     $     626,573         $     273,842    $     318,485

Depreciation and Amortization
   Radio Broadcasting                     $     510,383     $     398,058         $     253,159    $     205,731
   Other                                          9,593            31,769                 4,740           14,528
                                          -------------     -------------         -------------    -------------
Consolidated                              $     519,976     $     429,827         $     257,899    $     220,259

Operating income (loss)
   Radio Broadcasting                     $     (98,920)    $      86,531         $     (15,446)   $      89,345
   Other                                        (25,872)          (67,853)              (11,819)         (12,986)
                                          -------------     -------------         -------------    -------------
Consolidated                              $    (124,792)    $      18,678         $     (27,265)   $      76,359

                                                          As of
                                               --------------------------
                                               June 30,          June 30,
                                                 2001              2000
                                                 ----              ----
Total identifiable assets
   Radio Broadcasting                     $  24,159,144     $  10,495,873
   Other                                        760,981         1,796,973
                                          -------------     -------------
Consolidated                              $  24,920,125     $  12,292,846


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 2001 to Three and Six Months Ended June 30, 2000.

Consolidated
(In thousands)

Reported Basis:                 Three Months Ended June 30,                       Six Months Ended June 30,
---------------                --------------------------------                 --------------------------------
                                   2001              2000          %               2001              2000           %
                               Post-Merger        Pre-Merger    Change          Post-Merger       Pre-Merger     Change
                               -----------        ----------    ------          -----------       -----------    ------
Net Revenue                       $521,542         $637,901      (18%)            $952,290         $1,159,171     (18%)
Operating Expenses                 273,842          318,485      (14%)             525,778            626,573     (16%)
Corporate Expenses                  11,196           14,010      (20%)              23,064             29,312     (21%)
                                  --------         --------                       --------         ----------
EBITDA                            $236,504         $305,406      (23%)            $403,448           $503,286     (20%)
                                  ========         ========                       ========         ==========

         Net revenue decreased due to the 2000 divestitures required to comply with governmental directives regarding the merger with Clear Channel as well as high inventory demands experienced during the six months ended June 30, 2000 resulting in higher advertising rates than in the six months ended June 30, 2001. Operating expenses decreased due to our 2000 divestitures and various cost control measures. Corporate expenses decreased due to savings associated with the merger with Clear Channel.

Other Income and Expense Information
------------------------------------

         Non-cash compensation expense of $5.9 million and $8.3 million was recorded during the three and six months ended June 30, 2001, respectively, due to unvested stock options granted to AMFM employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2001 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $17.5 million during the remaining vesting period.

         For the three and six months ended June 30, 2001 and 2000, depreciation and amortization expense increased from $220.3 million to $257.9 million and $429.8 million to $520.0 million, respectively. The increase is due primarily to the addition of goodwill as well as the revaluation of fixed and intangible assets related to the Clear Channel merger. This increase was partially offset by the divestitures and the change in the amortization period for intangible assets to 25 years as a result of the Clear Channel merger versus 15 years prior to the merger.

         Interest expense was $96.5 million and $222.9 million for the six months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000, interest expense decreased $59.6 million from $109.0 million, a 55% decrease. The decrease is due to cash proceeds from the divestitures and the sale of 15.8 million shares of Lamar Advertising Company, which were used to pay off the senior credit facility and various Senior Subordinated Notes. This decrease was partially offset by the interest incurred on the Clear Channel Promissory Note.

         The loss on marketable securities for the three months ended June 30, 2001 of $51.0 million related to the sale of 8.0 million shares of Lamar Advertising Company. For the six months ended June 30, 2001, the loss on sale of marketable securities of $86.4 is comprised of a $78.7 million loss related to the sale of 14.5 million shares of Lamar Advertising Company and a loss of $7.7 million related to a write-down of an investment.

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

                                                     AMFM OPERATING INC.




Date     August 14, 2001                             /s/  Herbert W. Hill, Jr.
                                                     Herbert W. Hill, Jr.
                                                     Senior Vice President and
                                                     Chief Accounting Officer

                                INDEX TO EXHIBITS
   EXHIBIT
     NO.                               DESCRIPTION OF EXHIBIT
--------------                             --------------

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

4.33(21) -- Tenth Supplemental  Indenture,  dated as of February 2, 1998, to the
     10 3/4% Notes Indenture.

4.34(15) -- Eleventh Supplemental Indenture, dated as of May 18, 1998, to the
     10 3/4% Notes Indenture.

4.35(15) -- Twelfth Supplemental Indenture,  dated as of May 29, 1998, to the
     10 3/4% Notes Indenture.

4.36(15) -- Thirteenth Supplemental Indenture, dated as of November 12, 1999, to the 10 3/4% Notes Indenture.

4.37(22) -- Sixth Supplemental Indenture, dated June 2, 2000, to the Indenture, dated as of October 28, 1997, governing the 10 1/2% Senior Subordinated Notes due 2007 of AMFM Operating Inc.


4.38(23) --  Intercompany  Promissory Note between AMFM Operating Inc. and Clear
     Channel Communications, Inc. dated August 30, 2000.
------------


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