Form 10-Q
period 2001-09-30
AMFM OPERATING INC
filed 2001-11-13
CIK 908612

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001        Commission file number 000-22486


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 2001, 1,040 shares of common stock of the Registrant's common stock were outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                               AMFM OPERATING INC.

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
Part I -- Financial Information

   Item 1.  Unaudited Financial Statements

   Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                                     3

   Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000                 5

   Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000                6

   Consolidated Statements of Cash Flows for the nine and three months ended September 30, 2001 and 2000       7

   Notes to Consolidated Financial Statements                                                                  8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             14


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                                                                17

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                                                               17

     Index to Exhibits                                                                                        18

                                     PART I

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                September 30,     December 31,
                                                                    2001              2000
                                                                (Unaudited)         (Audited)
                                                                -------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                                   $     16,388      $     18,502
    Restricted cash                                                       --           131,562
    Accounts receivable, less allowance of $18,216 at                425,253           494,033
        September 30, 2001 and $19,714 at December 31, 2000
    Other current assets                                              38,959            67,944
                                                                ------------      ------------
            Total Current Assets                                     480,600           712,041

PROPERTY, PLANT AND EQUIPMENT
    Land, buildings and improvements                                 168,797           147,713
    Transmitter and studio equipment                                 231,822           244,306
    Furniture and other equipment                                     63,699            65,041
    Construction in progress                                          27,879            11,496
                                                                ------------      ------------
                                                                     492,197           468,556
Less accumulated depreciation                                        (42,173)          (15,477)
                                                                ------------      ------------
                                                                     450,024           453,079
INTANGIBLE ASSETS
    Contracts                                                        174,687           126,054
    Licenses and goodwill                                         24,174,891        23,914,326
                                                                ------------      ------------
                                                                  24,349,578        24,040,380
Less accumulated amortization                                     (1,060,142)         (324,463)
                                                                ------------      ------------
                                                                  23,289,436        23,715,917
OTHER ASSETS
    Restricted cash                                                       --           189,466
    Notes receivable                                                      --             4,575
    Assets held in trust                                                  --            79,251
    Other assets                                                      29,248            32,617
    Other investments                                                360,834         1,015,567
                                                                ------------      ------------
TOTAL ASSETS                                                    $ 24,610,142      $ 26,202,513
                                                                ------------      ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                      September 30,     December 31,
                                                          2001              2000
                                                       (Unaudited)       (Audited)
                                                      -------------     ------------
CURRENT LIABILITIES
    Accounts payable                                  $     54,032      $     73,766
    Accrued interest                                        39,281            19,015
    Accrued expenses                                       167,986           261,228
    Accrued income taxes                                   142,232           492,842
    Deferred income                                          2,054             2,191
                                                      ------------      ------------
        Total Current Liabilities                          405,585           849,042

    Long-term debt                                       1,431,915         1,438,396
    Clear Channel promissory note                          917,413         1,567,634
    Deferred income taxes                                4,998,019         5,180,044
    Other long-term liabilities                             40,255            36,985

SHAREHOLDER'S EQUITY
    Common stock                                                 1                 1
    Additional paid-in capital                          17,346,238        17,346,238
    Retained deficit                                      (420,143)          (89,246)
    Accumulated other comprehensive income (loss)         (109,141)         (126,581)
                                                      ------------      ------------
        Total shareholder's equity                      16,816,955        17,130,412

                                                      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $ 24,610,142      $ 26,202,513
                                                      ------------      ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   Nine Months Ended
                                                                                                   September 30, 2000
                                                                                             ------------------------------
                                                                             Post-Merger      Pre-Merger        Post-Merger
                                                                            -------------    ------------      ------------
                                                                             Nine Months     Period From       Period From
                                                                                Ended        January 1 to      August 31 to
                                                                            September 30,      August 30,      September 30,
                                                                                 2001             2000             2000
                                                                            -------------    ------------      ------------
Gross revenue                                                                $ 1,598,737      $ 1,747,968      $   194,343
Less: agency commissions                                                         163,291          202,557           21,483
                                                                             -----------      -----------      -----------
Net revenue                                                                    1,435,446        1,545,411          172,860

Operating expenses                                                               793,573          819,924           86,954
Non-cash compensation expense                                                     10,623           36,137            3,151
Depreciation and amortization                                                    775,443          578,913           86,763
Corporate expenses                                                                34,729           43,559            4,489
Merger and non-recurring costs                                                        --          111,357               --
                                                                             -----------      -----------      -----------
Operating loss                                                                  (178,922)         (44,479)          (8,497)
Interest expense                                                                 139,439          293,133           19,743
Gain (loss) on sale of assets                                                         --        1,574,738             (509)
Gain (loss) on marketable securities                                             (86,359)              --               --
Equity in earnings (loss) of nonconsolidated affiliates                               --          (62,790)              --
Other income - net                                                                 5,424           30,400            2,972
                                                                             -----------      -----------      -----------
Income (loss) before income taxes and extraordinary item                        (399,296)       1,204,736          (25,777)
Income tax (expense) benefit                                                      68,399         (545,746)          (1,744)
                                                                             -----------      -----------      -----------
Income (loss) before extraordinary item                                         (330,897)         658,990          (27,521)
Extraordinary loss, net of income tax benefit                                         --           21,602               --
                                                                             -----------      -----------      -----------
Net income (loss)                                                               (330,897)         637,388          (27,521)

Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period                         (37,139)              --         (146,031)
    Reclassification adjustment for (gains)
      losses included in net income (loss)                                        54,579               --               --
                                                                             -----------      -----------      -----------
Comprehensive income (loss)                                                  $  (313,457)     $   637,388      $  (173,552)
                                                                             -----------      -----------      -----------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   Three Months Ended
                                                                                                   September 30, 2000
                                                                                             ------------------------------
                                                                             Post-Merger      Pre-Merger       Post-Merger
                                                                            -------------    ------------     -------------
                                                                            Three Months     Period From       Period From
                                                                               Ended          July 1 to        August 31 to
                                                                            September 30,     August 30,      September 30,
                                                                                 2001             2000             2000
                                                                            -------------    ------------     -------------
Gross revenue                                                                $   537,967      $   436,259      $   194,343
Less: agency commissions                                                          54,811           50,019           21,483
                                                                             -----------      -----------      -----------
Net revenue                                                                      483,156          386,240          172,860

Operating expenses                                                               267,795          193,351           86,954
Non-cash compensation expense                                                      2,359              302            3,151
Depreciation and amortization                                                    255,467          149,087           86,763
Corporate expenses                                                                11,665           14,247            4,489
Merger and non-recurring costs                                                        --           92,411               --
                                                                             -----------      -----------      -----------
Operating loss                                                                   (54,130)         (63,158)          (8,497)

Interest expense                                                                  42,950           69,254           19,743
Gain (loss) on sale of assets                                                      1,491        1,543,634             (509)
Gain (loss) on marketable securities                                                  --               --               --
Equity in earnings (loss) of nonconsolidated affiliates                               --          (15,199)              --
Other income - net                                                                 4,624           12,418            2,972
                                                                             -----------      -----------      -----------
Income (loss) before income taxes and extraordinary item                         (90,965)       1,408,441          (25,777)
Income tax (expense) benefit                                                       7,081         (557,355)          (1,744)
                                                                             -----------      -----------      -----------
Income (loss) before extraordinary item                                          (83,884)         851,086          (27,521)
Extraordinary loss, net of income tax benefit                                         --            9,253               --
                                                                             -----------      -----------      -----------
Net income (loss)                                                                (83,884)         841,833          (27,521)

Other comprehensive income (loss), net of tax: Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period                         (89,752)              --         (146,031)
    Reclassification adjustment for (gains)
      losses included in net income (loss)                                            --               --               --
                                                                             -----------      -----------      -----------
Comprehensive income (loss)                                                  $  (173,636)     $   841,833      $  (173,552)
                                                                             -----------      -----------      -----------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                                   September 30, 2000
                                                                              -----------------------------
                                                             Post-Merger       Pre-Merger      Post-Merger
                                                             ------------     ------------    -------------
                                                             Nine Months      Period From      Period From
                                                                 Ended        January 1 to     August 31 to
                                                             September 30,     August 30,     September 30,
                                                                2001             2000             2000
                                                             ------------     ------------    -------------
NET CASH (USED BY) PROVIDED BY OPERATING ACTIVITIES          $   (50,328)     $   354,266      $    15,400

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Investment in) liquidation of restricted cash, net          320,485         (439,896)              --
    (Increase) decrease in notes receivable, net                   4,575               --               --
    Proceeds from divestitures placed in restricted cash           3,000          439,896               --
    Proceeds from sale of marketable securities                  595,634               --               --
    Purchases of property, plant and equipment                   (41,557)         (28,752)          (5,866)
    Proceeds from disposal of assets                              14,242        2,325,502               --
    Acquisition of operating assets                               (5,541)          (5,255)              --
    Acquisition of radio stations with restricted cash          (191,929)              --               --
    Increase in other-net                                           (299)         (17,099)          (4,763)
                                                             -----------      -----------      -----------
Net cash provided by (used in) investing activities              698,610        2,274,396          (10,629)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Clear Channel promissory note                       --          540,000          862,388
    Payments on Clear Channel promissory note                   (650,221)              --          (65,878)
    Proceeds of long-term debt                                        --          412,500               --
    Payments on long-term debt                                      (175)      (3,582,478)        (829,013)
    Contributions from AMFM                                           --           65,338               --
    Distributions to AMFM                                             --          (12,062)              --
    Dividends to AMFM                                                 --           (9,453)              --
                                                             -----------      -----------      -----------
Net cash (used in) provided by financing activities             (650,396)      (2,586,155)         (32,503)


Net increase (decrease) in cash and cash equivalents              (2,114)          42,507          (27,732)

Cash and cash equivalents at beginning of period                  18,502           14,634           57,141

                                                             -----------      -----------      -----------
Cash and cash equivalents at end of period                   $    16,388      $    57,141      $    29,409
                                                             -----------      -----------      -----------

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

Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the periods subsequent to August 30, 2000. The financial statements for the Company for the periods ended prior to August 30, 2000 were prepared using the Company's historical pre-merger basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, intangible assets were generally amortized over a period of 15 years.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2000 consolidated financial statements, including segment data, to conform to the 2001 presentation.

Note 2: RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. As of the effective date of Statement 133 and as of September 30, 2001, the Company has no derivative instruments. Adoption of this statement had no impact on the Company's consolidated financial statements.

On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"). Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Statement 141 is effective for all business combinations initiated after June 30, 2001. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. As the Company has historically used the purchase method to account for all business combinations, adoption of this statement did not materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. As the Company's amortization of goodwill and certain other indefinite lived intangibles is a significant non-cash expense that the Company currently records, Statement 142 will have a material impact on the Company's financial statements. For the three and nine months ended September 30, 2001, amortization expense related to goodwill and indefinite lived intangibles was approximately $222.1 million and $682.6 million, respectively. In addition, upon adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangibles. The Company is currently evaluating valuation techniques as well as other implementation issues. The Company's preliminary assessment is that an impairment charge under the new requirements of Statement 142 may possibly be recorded upon the adoption of Statement 142.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("Statement 121"). Statement 144 is effective for fiscal years beginning after December 15, 2001. Statement 144 removes goodwill from its scope and retains the requirements of Statement 121 regarding the recognition of impairment losses on long-lived assets held for use. The Statement modifies the accounting for long-lived assets to be disposed of by sale and long-lived assets to be disposed of by other than by sale. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

Note 3:  ACQUISITIONS AND DISPOSITIONS

In connection with the completion of the Company's merger with Clear Channel in August 2000, the Company and Clear Channel entered into a Consent Decree with the Department of Justice regarding the Company's investment in Lamar Advertising Company ("Lamar"). The Consent Decree, among other things, required the Company to sell all of its 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. The Company accounts for the investment under the cost method of accounting post-merger. As of September 30, 2001, the Company held 10.4 million shares of Lamar common stock. Subsequent to September 30, 2001, the Company sold all of its remaining shares of Lamar common stock.

Restructuring

The combined company has formalized plans to restructure the former AMFM operations. To date, the following decisions have been communicated to affected employees:

o The Dallas and Austin, Texas, corporate offices closed on March 31, 2001;

o Chancellor Marketing Group ("CMG"), the Company's full-service sales promotion firm, which developed integrated marketing programs, was discontinued as a separate entity. Operations of CMG are now performed by the local radio markets, resulting in the December 31, 2000 closure of the Richmond, Virginia, corporate office and most of the separate CMG sales offices;

o The Company's full-service media representation firm restructured its radio operations into five separate business units;

o StarSystem(TM), the Company's programming distribution network, was consolidated into current operations; and

o The operations of The AMFM Radio Networks, which broadcasts advertising and syndicated programming, was operationally integrated into Premiere Radio Networks, Clear Channel's radio syndication business.

To date, the restructuring has resulted in the actual or pending termination of approximately 430 employees. A liability for the restructuring of approximately $56.9 million has been recorded in the post-merger opening balance sheet of the Company to account for these costs as well as costs associated with various contracts, primarily leases, which the Company has or will exit as a result of the restructuring. During the nine months ended September 30, 2001, approximately $27.3 million has been charged against the restructuring liability, primarily relating to severance. During the three months ended September 30, 2001, Clear Channel made adjustments to finalize the purchase price allocation for the merger with the Company. As a result, an adjustment of $11.2 million was recorded within goodwill primarily related to additional severance. As of September 30, 2001, the restructuring reserve balance was $40.8 million.

Pro Forma

The results of operations for the "pre-merger" eight-month period ending August 30, 2000 include the operations of 58 radio stations that were divested in conjunction with governmental directives relating to the merger with Clear Channel. Assuming the divestitures had all occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the eight months ended August 30, 2000 would have been as follows:

(In thousands)
           Net revenue                                    $   1,365,572
           Net loss before extraordinary loss             $    (170,291)
           Net loss                                       $    (191,893)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and dispositions and is not necessarily indicative of the actual results that would have been achieved had the divestitures occurred at the beginning of 2000, nor is it indicative of future results of operations.

Note 4: CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

(In millions)
                                                             September 30,                  December 31,
                                                                 2001                           2000
                                                            ----------------               ----------------
Clear Channel Promissory Note........................       $          917.4               $        1,567.6
                                                            ----------------               ----------------
Long-Term Debt:
  8% Senior Notes....................................                  694.1                          695.8
  8.125% Notes.......................................                  383.4                          385.1
  8.75% Notes........................................                  196.3                          197.3
  12.625% Notes......................................                  157.7                          159.5
  Other..............................................                     .4                             .7
                                                            ----------------               ----------------
          Total long-term debt.......................       $        1,431.9(a)            $        1,438.4
                                                            ----------------               ----------------

(a) Includes $68.7 million in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel.

Clear Channel Promissory Note

The promissory note bears interest at 7% per annum and matures on August 30, 2010 or upon demand. The Company is entitled to borrow additional funds and to repay outstanding borrowings, subject to the terms of the promissory note.

8% Senior Note

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

8.125% Note

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

8.75% Note

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

12.625% Note

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

Other

Upon the occurrence of a change in control (as defined in the indenture governing the 8.0%, 8.125%, 8.75% and 12.625% Notes (the "Notes"), the holders of the Notes have the right to require the Company to repurchase all or any part of the Notes at a purchase price equal to 101% plus accrued and unpaid interest. Although the Clear Channel merger resulted in a change of control with respect to the Notes, as of September 30, 2001 the repurchase option has expired.

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

AMFM Operating has guaranteed certain Clear Channel debt obligations, including a $1.8 billion reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility with outstanding balances at September 30, 2001 of $1.6 billion, $1.1 billion and $0, respectively. At September 30, 2001, the Company's contingent liability under these guarantees is limited to $1.0 billion.

The Company has no scheduled maturities of long-term debt until 2006.

Note 5: SEGMENT DATA

The Company has one reportable operating segment - radio broadcasting. The Company's media representation firm and corporate expenses are reported in "other". Revenue and expenses earned and charged between segments are recorded at fair value.

(In thousands)                                      Nine Months Ended                                     Three Months Ended
                                                   September 30, 2000                                     September 30, 2000
                            Post-Merger      -------------------------------       Post-Merger      -------------------------------
                           -------------      Pre-Merger        Post-Merger       -------------     Pre-Merger          Post-Merger
                           Nine Months       ------------       ------------      Three Months      -----------        ------------
                              Ended           Period From       Period From           Ended         Period From        Period From
                           September 30,     January 1 to       August 31 to      September 30,      July 1 to         August 31 to
                               2001           August 30         September 30          2001           August 30         September 30
                           -------------     ------------       ------------      -------------     -----------        ------------
Net Revenue
    Radio Broadcasting      $ 1,305,079      $ 1,432,562        $   155,306        $   437,534      $   358,375        $   155,306
    Other                       146,779          145,266             19,061             50,003           35,506             19,061
    Eliminations                (16,412)         (32,417)            (1,507)            (4,381)          (7,641)            (1,507)
                            -----------      -----------        -----------        -----------      -----------        -----------
Consolidated                $ 1,435,446      $ 1,545,411        $   172,860        $   483,156      $   386,240        $   172,860

Operating expenses
    Radio Broadcasting      $   685,917      $   749,172        $    74,004        $   229,835      $   174,269        $    74,004
    Other                       124,068          103,169             14,457             42,341           26,723             14,457
    Eliminations                (16,412)         (32,417)            (1,507)            (4,381)          (7,641)            (1,507)
                            -----------      -----------        -----------        -----------      -----------        -----------
Consolidated                $   793,573      $   819,924        $    86,954        $   267,795      $   193,351        $    86,954

Depreciation and
  Amortization
    Radio Broadcasting      $   759,279      $   532,623        $    58,137        $   248,895      $   134,565        $    58,137
    Other                        16,164           46,290             28,626              6,572           14,522             28,626
                            -----------      -----------        -----------        -----------      -----------        -----------
Consolidated                $   775,443      $   578,913        $    86,763        $   255,467      $   149,087        $    86,763

Operating income (loss)
    Radio Broadcasting      $  (140,117)     $   133,569        $    22,175        $   (41,196)     $    47,038        $    22,175
    Other                       (38,805)        (178,048)           (30,672)           (12,934)        (110,196)           (30,672)
                            -----------      -----------        -----------        -----------      -----------        -----------
Consolidated                $  (178,922)     $   (44,479)       $    (8,497)       $   (54,130)     $   (63,158)       $    (8,497)

(In thousands)                                As of September 30,
                                           2001                 2000
                                      ---------------     ---------------
Total identifiable assets
    Radio Broadcasting                $    23,964,283     $    24,649,631
    Other                                     645,859           1,982,097
                                      ---------------     ---------------
Consolidated                          $    24,610,142     $    26,631,728

Note 6: COMMITMENTS AND CONTINGENCIES

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the results of operations, financial position or liquidity of the Company.

Note 7: MARKETABLE SECURITIES

During the nine months ended September 30, 2001, the Company recorded a loss on marketable securities of a $78.7 million related to the sale of 14.5 million shares of Lamar Advertising Company ("Lamar") and $7.7 million related to a write-down of an investment. On October 22, 2001 and November 13, 2001, the Company sold 5.0 million shares and 5.4 million shares, respectively, of Lamar. As a result of these sales, the Company received proceeds of $324.4 million and will recognize a loss of approximately $156.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

         Comparison of Three and Nine Months Ended September 30, 2001 to Three and Nine Months Ended September 30, 2000.

         Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements for the period subsequent to August 30, 2000. The financial statements for the periods ended prior to August 30, 2000 were prepared using our historical pre-merger basis of accounting. The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments. The three and nine months ended September 30, 2000 presented below includes two and eight months, respectively, prepared under the Pre-Merger basis of accounting and one month prepared under the Post-Merger basis of accounting. The three and nine months ended September 30, 2001 are prepared under the Post-Merger basis of accounting.

CONSOLIDATED

(In thousands)

                              Three Months Ended                                Nine Months Ended
                                September 30,                                     September 30,
                         ---------------------------          %         ---------------------------------         %
                             2001            2000           Change           2001               2000            Change
                         -----------     -----------        ------      --------------     --------------       ------
Net Revenue              $   483,156     $   559,100          (14)%     $    1,435,446     $    1,718,271        (16)%
Operating Expenses           267,795         280,305           (4)%            793,573            906,878        (12)%
Corporate Expenses            11,665          18,736          (38)%             34,729             48,048        (28)%
                         -----------     -----------                    --------------     --------------
EBITDA                   $   203,696     $   260,059          (22)%     $      607,144     $      763,345        (20)%
                         -----------     -----------                    --------------     --------------

         Net revenue decreased due to the 2000 divestitures required to comply with governmental directives regarding the merger with Clear Channel as well as higher inventory demands experienced during the nine months ended September 30, 2000 resulting in higher advertising rates than in the nine months ended September 30, 2001. Operating expenses decreased due to our 2000 divestitures and various cost control measures. In addition, as discussed below, the terrorist attacks on September 11, 2001 negatively impacted the overall operating results for the three and nine months ended September 30, 2001. Corporate expenses decreased due to savings associated with the merger with Clear Channel.

The September 11, 2001 Terrorist Attacks

         We have been affected by the events of September 11, 2001, in New York, Washington, D.C., and Pennsylvania, as well as by the actions taken by the United States in response to such events. At this time, it is not known how significant the ongoing affect of these events will be on the radio broadcasting, outdoor advertising or live entertainment industries. However, as a result of expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues and increased incremental operating expenses. The events of September 11 have further depressed economic activity in the United States and globally, including the markets in which we operate. As of the date of this report, we cannot determine whether the September 11 events or their aftermath will have a material impact on our financial position or our results of operations.

Other Income and Expense Information

         Non-cash compensation expense of $2.4 million and $10.6 million was recorded during the three and nine months ended September 30, 2001, respectively, due to unvested stock options granted to AMFM employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2001 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $10.8 million during the remaining vesting period.

         For the three and nine months ended September 30, 2001 and 2000, depreciation and amortization expense increased from $235.9 million to $239.9 million and $665.7 million to $759.9 million, respectively. The increase is due primarily to the addition of goodwill as well as the revaluation of fixed and intangible assets related to the Clear Channel merger. This increase was partially offset by the divestitures and the change in the amortization period for intangible assets to 25 years as a result of the Clear Channel merger versus 15 years prior to the merger.

         Interest expense was $139.4 million and $312.9 million for the nine months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 and 2000, interest expense decreased $46.0 million from $89.0 million, a 52% decrease. The decrease is due to cash proceeds from the divestitures and the sale of 15.8 million shares of Lamar Advertising Company, which were used to pay off the credit facility and various Senior Subordinated Notes. This decrease was partially offset by the interest incurred on the Clear Channel Promissory Note.

         The loss on sale of marketable securities for the nine months ended September 30, 2001 of $86.4 million is comprised of a $78.7 million loss related to the sale of 14.5 million shares of Lamar Advertising Company and a loss of $7.7 million related to a write-down of an investment. On October 22, 2001 and November 13, 2001, we sold 5.0 million shares and 5.4 million shares, respectively, of Lamar. As a result of these sales, we will recognize a loss of approximately $156.3 million.

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

         A wide range of factors could materially affect future developments and performance, including:

o the impact of general economic conditions and political developments in the U.S. and in other countries in which we currently do business, including the effects of the September 11, 2001 terrorist attacks and their aftermath;

o    competition and general conditions in the radio broadcasting industry;

o    shifts in population and other demographics;

o    fluctuations in operating costs;

o    technological changes and innovations;

o    changes in labor conditions;

o    capital expenditure requirements;

o legislative or regulatory requirements, including the policies of the FCC, DOJ and FTC with respect to the conduct of our business and, the consummation of future or pending acquisitions;

o    interest rates;

o    the effect of leverage on our financial position and earnings;

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

        (a)  Exhibits. See Exhibit Index on Page 18

        (b)  Reports on Form 8-K

             NONE


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMFM OPERATING INC.



Date     November 13, 2001                    /s/ Randall T. Mays
                                              Randall T. Mays
                                              Executive Vice President and
                                              Chief Financial Officer



Date     November 13, 2001                    /s/ Herbert W. Hill, Jr.
                                              Herbert W. Hill, Jr.
                                              Senior Vice President and
                                              Chief Accounting Officer

                                INDEX TO EXHIBITS

 EXHIBIT
   NO.                                       DESCRIPTION
 -------                                     -----------
2.1(1)            --    Agreement and Plan of Merger, dated as of August 26,
                        1998, among Chancellor Media Corporation, Capstar
                        Broadcasting Corporation and CBC Acquisition Company,
                        Inc., (see table of contents for list of omitted
                        schedules and exhibits).

2.2(2)            --    Amended and Restated Agreement and Plan of Merger, dated
                        as of April 29, 1999, among Chancellor Media
                        Corporation, Capstar Broadcasting Corporation, CBC
                        Acquisition Company, Inc. and CMC Merger Sub, Inc. (see
                        table of contents for list of omitted schedules and
                        exhibits).

2.3(3)            --    First Amendment to Amended and Restated Agreement and
                        Plan of Merger, dated as of June 30, 1999, among
                        Chancellor Media Corporation, Capstar Broadcasting
                        Corporation and CMC Merger Sub, Inc.

2.4(5)            --    Stock Purchase Agreement, dated as of June 1, 1999, by
                        and between Lamar Advertising Company and CMCLA (see
                        table of contents for list of omitted schedules and
                        exhibits).

2.5(5)            --    Subscription Agreement, dated as of June 1, 1999, by and
                        between Lamar Advertising Company and CMCLA.

2.6(5)            --    Voting Agreement, dated as of June 1, 1999, by and among
                        Lamar Advertising Company, CMCLA and Reilly Family
                        Limited Partnership.

2.7(3)            --    Second Amended and Restated Stock Purchase Agreement
                        dated as of August 11, 1999 by and among Lamar
                        Advertising Company, Lamar Media Corp., Chancellor
                        Mezzanine Holdings Corporation and CMCLA (see table of
                        contents for list of omitted schedules and exhibits).

2.8(6)            --    Registration Rights Agreement dated as of September 15,
                        1999 among Lamar Advertising Company, CMCLA and
                        Chancellor Mezzanine Holdings Corporation.

2.9(6)            --    Stockholders Agreement dated as of September 15, 1999
                        among Lamar Advertising Company and certain of its
                        stockholders.

2.10(3)           --    Second Amended and Restated Voting Agreement, dated as
                        of August 11, 1999, among Lamar Advertising Company,
                        CMCLA, Chancellor Mezzanine Holdings Corporation and
                        Reilly Family Limited Partnership.

2.11(7)           --    Agreement and Plan of Merger, dated October 2, 1999, by
                        and between Clear Channel Communications, Inc., CCU
                        Merger Sub, Inc. and AMFM Inc. (see table of contents
                        for list of omitted schedules and exhibits).

3.1(8)            --    Amended and Restated Certificate of Incorporation of
                        AMFM Operating Inc.

3.2(9)            --    Bylaws of AMFM Operating Inc.

4.1(10)           --    Certificate of Designation for 12 5/8% Series E
                        Cumulative Exchangeable Preferred Stock of AMFM
                        Operating Inc.

4.2(11)           --    Certificate of Amendment to Certificate of Designation
                        for 12 5/8% Series E Cumulative Exchangeable Preferred
                        Stock of AMFM Operating Inc.

4.3(12)           --    Indenture, dated as of November 19, 1999, governing the
                        12 5/8% Senior Subordinated Exchange Debentures due
                        2006, of AMFM Operating Inc.

4.4(13)          --     Indenture, dated as of June 24, 1997, governing the 8
                        3/4% Senior Subordinated Notes due 2007 of AMFM
                        Operating Inc. (the "8 3/4% Notes Indenture").

4.5(14)          --     First Supplemental Indenture, dated as of September 5,
                        1997, to the 8 3/4% Notes Indenture.

4.6(15)          --     Second Supplemental Indenture, dated as of October 28,
                        1997, to the 8 3/4% Notes Indenture.

4.7(15)          --     Third Supplemental Indenture, dated as of August 23,
                        1999, to the 8 3/4% Notes Indenture.

4.8(15)          --     Fourth Supplemental Indenture, dated as of November 19,
                        1999, to the 8 3/4% Notes Indenture.

4.9(15)          --     Fifth Supplemental Indenture, dated as of January 18,
                        2000, to the 8 3/4% Notes Indenture.

4.10(16)         --     Amended and Restated Indenture, dated as of October 28,
                        1997, governing the 10 1/2% Senior Subordinated Notes
                        due 2007 of AMFM Operating Inc. (the "10 1/2% Notes
                        Indenture").

4.11(16)         --     Second Supplement Indenture, dated as of October 28,
                        1997, to the 10 1/2% Notes Indenture.

4.12(15)         --     Third Supplemental Indenture, dated as of August 23,
                        1999, to the 10 1/2% Notes Indenture.

4.13(15)         --     Fourth Supplemental Indenture, dated as of November 19,
                        1999, to the 10 1/2% Notes Indenture.

4.14(15)         --     Fifth Supplemental Indenture, dated as of January 18,
                        2000, to the 10 1/2% Notes Indenture.

4.15(17)         --     Indenture, dated as of December 22, 1997, governing the
                        8 1/8% Senior Subordinated Notes due 2007 of AMFM
                        Operating Inc. (the "8 1/8% Notes Indenture").

4.16(15)         --     First Supplemental Indenture, dated as of August 23,
                        1999, to the 8 1/8% Notes Indenture.

4.17(15)         --     Second Supplemental Indenture, dated as of November 19,
                        1999, to the 8 1/8% Notes Indenture.

4.18(15)         --     Third Supplemental Indenture, dated as of January 18,
                        2000, to the 8 1/8% Notes Indenture.

4.19(4)          --     Indenture, dated as of November 17, 1998, governing the
                        8% Senior Notes due 2008 of AMFM Operating Inc. (the "8%
                        Notes Indenture").

4.20(15)         --     First Supplemental Indenture, dated as of August 23,
                        1999, to the 8% Notes Indenture.

4.21(15)         --     Second Supplemental Indenture, dated as of November 19,
                        1999, to the 8% Notes Indenture.

4.22(15)         --     Third Supplemental Indenture, dated as of January 18,
                        2000, to the 8% Notes Indenture.

4.23(18)         --     Indenture, dated as of May 31, 1996, governing the 10
                        3/4% Senior Subordinated Notes due 2006 of AMFM
                        Operating Inc. (the "10 3/4% Notes Indenture").

4.24(19)         --     First Supplemental Indenture, dated as of November 25,
                        1996, to the 10 3/4% Notes Indenture.

4.25(19)         --     Second Supplemental Indenture, dated as of January 10,
                        1997, to the 10 3/4% Notes Indenture.

4.26(19)         --     Third Supplemental Indenture, dated as of January 13,
                        1997, to the 10 3/4% Notes Indenture.

4.27(20)         --     Fourth Supplemental Indenture, dated as of January 29,
                        1997, to the 10 3/4% Notes Indenture.

4.28(20)         --     Fifth Supplemental Indenture, dated as of May 15, 1997,
                        to the 10 3/4% Notes Indenture.

4.29(20)         --     Sixth Supplemental Indenture, dated as of July 8, 1997,
                        to the 10 3/4% Notes Indenture.

4.30(20)         --     Seventh Supplemental Indenture, dated as of October 9,
                        1997 to the 10 3/4% Notes Indenture.

4.31(20)         --     Eighth Supplemental Indenture, dated as of October 10,
                        1997, to the 10 3/4% Notes Indenture.

4.32(20)         --     Ninth Supplemental Indenture, dated as of January 23,
                        1998, to the 10 3/4% Notes Indenture.

4.33(21)         --     Tenth Supplemental Indenture, dated as of February 2,
                        1998, to the 10 3/4% Notes Indenture.

4.34(15)         --     Eleventh Supplemental Indenture, dated as of May 18,
                        1998, to the 10 3/4% Notes Indenture.

4.35(15)         --     Twelfth Supplemental Indenture, dated as of May 29,
                        1998, to the 10 3/4% Notes Indenture.

4.36(15)         --     Thirteenth Supplemental Indenture, dated as of November
                        12, 1999, to the 10 3/4% Notes Indenture.

4.37(22)         --     Sixth Supplemental Indenture, dated June 2, 2000, to the
                        Indenture dated as of October 28, 1997, governing the 10
                        1/2% Senior Subordinated Notes due 2007 of AMFM
                        Operating Inc.

4.38(23)         --     Intercompany Promissory Note between AMFM Operating Inc.
                        and Clear Channel Communications, Inc. dated August 30,
                        2000.

----------

(1)              --     Incorporated by reference to Exhibits to the Quarterly
                        Report on Form 10-Q of Chancellor Media Corporation and
                        CMCLA for the quarterly period ending September 30, 1998.

(2)              --     Incorporated by reference to Exhibits to the Quarterly
                        Report on Form 10-Q of Chancellor Media Corporation and
                        CMCLA for the quarterly period ending March 31, 1999.

(3)              --     Incorporated by reference to Exhibits to the Quarterly
                        Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999.

(4)              --     Incorporated by reference to Exhibits to CMCLA's
                        Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number
                        333-66971).

(5)              --     Incorporated by reference to Exhibits to the Current
                        Report on Form 8-K of Chancellor Media Corporation filed on June 8, 1999.

(6)              --     Incorporated by reference to Exhibits to AMFM Inc.'s
                        Amendment No. 1 to Schedule 13D filed on March 10, 2000 regarding AMFM Inc.'s ownership interest in Lamar
                        Advertising Company.

(7)              --     Incorporated by reference to Exhibit 2.1 to the Current
                        Report on Form 8-K of AMFM Inc., filed on October 5,
                        1999.

(8)              --     Incorporated by reference to Exhibit 3.1 to the
                        Quarterly Report on Form 10-Q of Capstar Communications,
                        Inc. for the quarterly period ending June 30, 1999.

(9)              --     Incorporated by reference to Exhibit 3.2 to the Annual
                        Report on Form 10-K of Capstar Communications, Inc. for the year ended December 31, 1998.

(10)             --     Incorporated by reference to Exhibits to the Current
                        Report on Form 8-K of SFX Broadcasting, Inc., filed on
                        January 27, 1997.

(11)            --      Incorporated by reference to Exhibits to SFX
                        Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(12)            --      Incorporated by reference to Exhibit 4.1 to the Current
                        Report on Form 8-K of AMFM Operating Inc. filed on
                        November 19, 1999.

(13)            --      Incorporated by reference to Exhibit 4.1 to the Current
                        Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company filed on July
                        17, 1997.

(14)            --      Incorporated by reference to Exhibits to CMCLA's
                        Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number
                        333-36451).

(15)            --      Incorporated by reference to Exhibits to the Annual
                        Report on Form 10-K of AMFM Inc. for the year ended
                        December 31, 1999.

(16)            --      Incorporated by reference to U.C. Exhibits to the Annual
                        Report on Form 10-K of Chancellor Media Corporation and
                        CMCLA for the year ended December 31, 1997.

(17)            --      Incorporated by reference to Exhibits to CMCLA's
                        Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number
                        333-50739).

(18)            --      Incorporated by reference to Exhibits to SFX
                        Broadcasting, Inc.'s Registration Statement on Form S-4, initially filed on June 21, 1996, as amended
                        (Registration Number 333-06553).

(19)            --      Incorporated by reference to Exhibits to the Current
                        Report on Form 8-K of SFX Broadcasting, Inc., filed on
                        January 17, 1997.

(20)            --      Incorporated by reference to Exhibits to Capstar
                        Broadcasting Corporation's Amendment No. 2 to
                        Registration Statement on Form S-1, filed on May 11,
                        1998 (Registration Number 333-48819).

(21)            --      Incorporated by reference to Exhibits to SFX
                        Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(22)            --      Incorporated by reference to Exhibits to AMFM Inc.'s
                        Quarterly Report on Form 10-Q for the quarter ended June
                        30, 2000.

(23)            --      The Company has not filed long-term debt instruments
                        where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.