Form 10-K405
period 2001-12-31
AMFM OPERATING INC
filed 2002-04-01
CIK 908612

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

                   For the fiscal year ended December 31, 2001

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

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AMFM Operating Inc. is a wholly-owned subsidiary of Clear Channel Communications, Inc., and there is no market for the Registrant's common stock. As of March 28, 2002, 1,040 shares of the Registrant's common stock were outstanding.

     The Registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction I(1)(a) and (b) of Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                                      PART I
Item 1.        Business..........................................................................        2
Item 2.        Properties........................................................................        3
Item 3.        Legal Proceedings.................................................................        4
Item 4.        Submission of Matters to a Vote of Security Holders...............................        4

                                                      PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.............        5
Item 6.        Selected Consolidated Financial Data..............................................        5
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................        5
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk........................        7
Item 8.        Financial Statements and Supplementary Data.......................................        8
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure......................................................................       31

                                                      PART III
Item 10.       Directors and Executive Officers of the Registrant................................       32
Item 11.       Executive Compensation............................................................       32
Item 12.       Security Ownership of Certain Beneficial Owners and Management....................       32
Item 13.       Certain Relationships and Related Transactions....................................       32

                                                      PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................       33

                                     PART I

ITEM 1. Business

(Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)

General

    AMFM Operating Inc., together with its subsidiaries, ("AMFM Operating" or the "Company") is an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc. ("Clear Channel"), a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. Prior to Clear Channel's acquisition of AMFM Inc. ("AMFM"), AMFM Operating was an indirect, wholly-owned subsidiary of AMFM. As of December 31, 2001 we owned and operated, programmed or sold airtime for 530 radio stations in 127 markets in the United States, including eight radio stations programmed under time brokerage or joint sales agreements. Our operations also include Katz Media Group, Inc., a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for our portfolio of stations, and a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

Clear Channel Merger

    On August 30, 2000, Clear Channel acquired AMFM pursuant to a merger agreement dated October 2, 1999. As a result of the merger, AMFM stockholders received 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM became a wholly-owned subsidiary of Clear Channel. In order to obtain governmental approval for the merger, we completed the divestiture of 58 radio stations in 22 markets for aggregate gross proceeds of approximately $2.8 billion, including the receipt of 35 radio stations and restricted cash of approximately $440.0 million. A further eight stations with a net asset value of $132.9 million at August 30, 2000 were placed into trust pending their eventual sale. All of these stations were subsequently sold. On February 21, 2001, the restricted trusts expired and the $131.6 million not expended on replacement radio assets was refunded. We also agreed to sell our 26.2 million shares in Lamar Advertising Company ("Lamar") by December 31, 2002. All 26.2 million shares of Lamar were sold in a series of transactions during 2000 and 2001. Prior to the merger, we accounted for our investment in Lamar using the equity method of accounting. Since the investment was to be passive while we held any interest in Lamar, we used the cost method of accounting for periods subsequent to the merger date.

    Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements for the periods subsequent to August 30, 2000. The financial statements for the periods ended prior to August 30, 2000 were prepared using our historical basis of accounting. The comparability of the operating results for the pre-merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, goodwill and licenses were generally amortized over a period of 15 years.

    We have guaranteed certain Clear Channel debt obligations, including a reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility with outstanding balances at December 31, 2001 of $920.0 million, $499.3 million and $0, respectively. At December 31, 2001, the contingent liability under these guarantees was limited to $1.0 billion.

Recent Transactions

    During the year ended December 31, 2001, we disposed of one radio station held in trust for approximately $3.0 million in restricted cash and acquired 104 radio stations for $5.6 million in cash, $191.9 million in restricted cash plus the exchange of six radio stations valued at $103.0 million.

Radio Broadcasting

         Radio Stations

    As of December 31, 2001, we owned and operated, programmed or sold air time for 530 radio stations in 127 markets in the United States, including eight radio stations programmed under time brokerage or joint sales agreements. Our portfolio of radio stations is geographically diversified and employs a wide variety of programming formats.

    Most of our radio broadcasting revenue is generated from the sale of national and local advertising. Additional revenue is generated from network compensation payments, barter and other miscellaneous transactions. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations competing in the market.

    Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. We determine the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

    Our radio broadcasting results are dependent on a number of factors, including the general strength of the economy, population growth, ability to provide popular programming, relative efficiency of radio broadcasting compared to other advertising media, signal strength, technological capabilities and governmental regulations and policies.

         Other Radio Operations

    Our radio operations also include a national radio network, which broadcasts advertising and syndicated programming shows to a national audience. The national radio network's syndicated programming shows include, among others, American Top 40 with Casey Kasem, Rockline, The Dave Koz Smooth Jazz Show, The Bob & Tom Morning Show and special events such as horse racing's Triple Crown, which includes the Kentucky Derby. The operations of our national radio networks have been integrated into Premiere Radio Networks, Clear Channel's radio syndication business.

Other Operations

    We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media is one of the largest media representation firms in the country, representing over 2,400 radio stations, 370 television stations and growing interests in the representation of cable television system operators.

    Katz Media generates revenues primarily through contractual commissions realized from the sale of national spot advertising air time. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations and cable systems located outside the local markets of those stations and systems. Katz Media represents its media clients pursuant to media representation contracts, which typically have initial terms of up to ten years in length.

ITEM 2. Properties

(Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)

    The corporate headquarters is located in San Antonio, Texas. The types of properties required to support each of the radio stations and media representation business include offices, studios, transmitter sites and antenna sites.

    A radio station's studio is generally housed with its office in a downtown or business district. A radio station's transmitter and antenna sites generally are located in a manner that provides maximum market coverage. Katz operates out of 57 sales offices throughout the United States.

    No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

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

    From time to time we become involved in various claims and lawsuits incidental to our business, including defamation actions. In the opinion of our management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on our financial condition or operations.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Abbreviated pursuant to General Instruction I(2)(a) of Form 10-K)

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements for the period subsequent to August 30, 2000. The financial statements for the periods ended prior to August 30, 2000 were prepared using our historical pre-merger basis of accounting. The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments. The year ended December 31, 2000 presented below includes eight months prepared under the Pre-Merger basis of accounting and four months prepared under the Post-Merger basis of accounting. The year ended December 31, 2001 is prepared under the Post-Merger basis of accounting.

Consolidated

(In thousands)
                                         Years Ended December 31,
                                      -------------------------------    % Change
                                          2001              2000        2001 v. 2000
                                      ------------      -------------   ------------
Revenue                               $  1,918,271      $   2,263,639       (15)%
Divisional Operating Expenses            1,090,225          1,176,890        (7)%

         Revenue decreased $345.4 million due primarily to the 2000 divestitures of radio stations required to comply with governmental directives regarding the merger with Clear Channel as well as higher inventory demands experienced during the year ended December 31, 2000 resulting in higher advertising rates than in the year ended December 31, 2001. As a result of the 2000 divestitures of radio stations, revenue decreased approximately $180.0 million, or 52% of the total decline in revenue. The remainder of the decline is primarily due to a decline in national spot rates, particular in our larger markets. Divisional operating expenses decreased $86.7 million due to our 2000 divestitures of radio stations and various cost control measures. Although divisional operating expenses declined approximately $100.0 million as a result of the 2000 divestitures of radio stations, this decrease was partially offset by an increase in divisional operating expenses associated with reorganization, restructuring and severance costs related to the reorganization of our operating units during the fourth quarter of 2001. In addition, as discussed below, the terrorist attacks on September 11, 2001 negatively impacted the overall operating results for the later part of the year ended December 31, 2001. Corporate expenses decreased $13.6 million from $59.4 million to $45.8 million for the year ended December 31, 2000 and 2001, respectively due to savings associated with the merger with Clear Channel.

The September 11, 2001 Terrorist Attacks

         We have been adversely affected by the events of September 11, 2001, in New York, Washington, D.C., and Pennsylvania, as well as by the actions taken by the United States in response to such events. As a result of expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues and increased incremental divisional operating expenses. The events of September 11 have further depressed economic activity in the United States and globally, including the markets in which we operate.

Other Income and Expense Information

         Non-cash compensation expense of $12.4 million was recorded during the year ended December 31, 2001 due to unvested stock options granted to AMFM employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2001 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $8.4 million during the remaining vesting period.

         For the year ended December 31, 2001 and 2000, depreciation and amortization expense increased from $921.4 million to $1.0 billion. The increase is due primarily to the addition of goodwill as well as the revaluation of fixed and intangible assets related to the Clear Channel merger. This increase was partially offset by the radio station divestitures and the change in the amortization period for intangible assets to 25 years as a result of the Clear Channel merger versus 15 years prior to the merger.

         Interest expense was $176.7 million and $366.8 million for the year ended December 31, 2001 and 2000, respectively. The decrease is due to cash proceeds from the radio station divestitures and the sale of 24.9 million shares of Lamar Advertising Company, which were used to pay off the credit facility and various Senior Subordinated Notes. This decrease was partially offset by the interest incurred on the Clear Channel Promissory Note.

         The loss on sale of marketable securities for the year ended December 31, 2001 of $242.7 million is comprised of a $235.0 million loss related to the sale of 24.9 million shares of Lamar Advertising Company and a loss of $7.7 million related to a write-down of an investment.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The following tables present required principal cash flows by maturity date and the related average interest rate for outstanding debt at December 31, 2001 and December 31, 2000. Unamortized fair value purchase accounting adjustment related to the merger with Clear Channel of $66.5 million and $75.0 million at December 31, 2001 and 2000, respectively, are not included in the tables below. The Company's promissory note payable to Clear Channel bears interest at 7% per annum and matures on August 30, 2010 or upon demand. Book value for the promissory note is assumed to approximate fair market value at December 31, 2001. The Company terminated its senior credit facility during August 2000 with proceeds from divestitures and $540.0 million borrowed from Clear Channel.

(In thousands)
                                                                     December 31, 2001
                           --------------------------------------------------------------------------------------------------------
                              2002            2003        2004        2005         2006      Thereafter      Total       Fair Value
                           ----------      ----------  ----------  ----------   ----------   ----------    ----------    ----------
Clear Channel promissory
  note                     $       --      $       --  $       --  $       --   $       --   $  487,190    $  487,190    $  487,190
  Average interest rate                            --          --          --           --         7.00%         7.00%
Fixed rate debt            $  142,306(1)   $       --  $       --  $       --   $       --   $1,220,930    $1,363,236    $1,446,130
  Average interest rate         12.62%                         --          --           --         8.15%         8.62%

                                                                     December 31, 2000
                           -------------------------------------------------------------------------------------------------------
                              2001         2002         2003         2004         2005      Thereafter      Total       Fair Value
                           ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------
Clear Channel promissory
  note                     $       --   $       --   $       --   $       --   $       --   $1,567,634    $1,567,634    $1,567,634
  Average interest rate                         --           --           --           --         7.00%         7.00%
Fixed rate debt            $       --   $       --   $       --   $       --   $       --   $1,363,411    $1,363,411    $1,401,258
  Average interest rate                         --           --           --           --         8.62%         8.62%

(1) As the amount was redeemed earlier than its scheduled maturities, the amount was not included in the December 31, 2000 schedule as a 2002 payment.

Equity Price Risk

    The carrying value of the Company's available-for-sale equity securities is affected by changes in the quoted marked prices for these securities. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2001 by $1.9 million and would change accumulated comprehensive income by $1.2 million. In a series of transactions concluding on March 21, 2002, the Company sold all of its securities classified as available-for-sale. As a result of these sales, the Company received proceeds of $11.8 million, and will recognize a gain of approximately $4.0 million in the first quarter of 2002.

ITEM 8. Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder of
AMFM Operating Inc.:

We have audited the accompanying consolidated balance sheets of AMFM Operating Inc. (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2001 and for the period from August 31, 2000 through December 31, 2000 (Post-Merger) and the period from January 1, 2000 through August 30, 2000 (Pre-Merger). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMFM Operating Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001 and the period from August 31, 2000 through December 31, 2000 (Post-Merger) and the period from January 1, 2000 through August 30, 2000 (Pre-Merger), in conformity with accounting principles generally accepted in the United States.


                                            /s/ ERNST & YOUNG LLP
San Antonio, Texas
March 25, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder of
AMFM Operating Inc.:

    In our opinion, the accompanying consolidated statements of operations, equity and cash flows present fairly, in all material respects, the results of operations and cash flows of AMFM Operating Inc. and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

                                        /s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2000

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                             December 31,    December 31,
                                                                 2001            2000
                                                             ------------    ------------
Current Assets
    Cash and cash equivalents                                $     11,352    $     18,502
    Restricted cash                                                    --         131,562
    Accounts receivable, less allowance of $12,883 at             404,778         494,033
        December 31, 2001 and $19,714 at December 31, 2000
    Other current assets                                           43,141          67,944
                                                             ------------    ------------
            Total Current Assets                                  459,271         712,041

Property, Plant and Equipment
    Land, buildings and improvements                              175,814         147,713
    Transmitter and studio equipment                              240,525         244,306
    Furniture and other equipment                                  97,510          65,041
    Construction in progress                                       19,109          11,496
                                                             ------------    ------------
                                                                  532,958         468,556
Less accumulated depreciation                                     (54,636)        (15,477)
                                                             ------------    ------------
                                                                  478,322         453,079
Intangible Assets
    Contracts                                                     185,720         126,054
    Licenses and goodwill                                      24,176,009      23,914,326
                                                             ------------    ------------
                                                               24,361,729      24,040,380
Less accumulated amortization                                  (1,304,087)       (324,463)
                                                             ------------    ------------
                                                               23,057,642      23,715,917
Other Assets
    Restricted cash                                                    --         189,466
    Notes receivable                                                   --           4,575
    Assets held in trust                                               --          79,251
    Other assets                                                   50,712          32,617
    Other investments                                              49,256       1,015,567

                                                             ------------    ------------
Total Assets                                                 $ 24,095,203    $ 26,202,513
                                                             ------------    ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)


                                                    December 31,    December 31,
                                                        2001            2000
                                                    ------------    ------------
Current Liabilities
    Accounts payable                                $     34,569    $     73,766
    Accrued interest                                      18,890          19,015
    Accrued expenses                                     178,540         263,419
    Accrued income taxes payable to Clear Channel         94,615         492,842
    Current portion of long-term debt                    157,595              --
                                                    ------------    ------------
        Total Current Liabilities                        484,209         849,042

    Long-term debt                                     1,272,133       1,438,396
    Clear Channel promissory note                        487,190       1,567,634
    Deferred income taxes                              4,994,595       5,180,044
    Other long-term liabilities                          133,255          36,985

Shareholder's Equity
    Common stock                                               1               1
    Additional paid-in capital                        17,346,238      17,346,238
    Retained deficit                                    (623,423)        (89,246)
    Accumulated other comprehensive income (loss)          1,005        (126,581)
                                                    ------------    ------------
        Total shareholder's equity                    16,723,821      17,130,412

                                                    ------------    ------------
Total Liabilities and Shareholder's Equity          $ 24,095,203    $ 26,202,513
                                                    ------------    ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                    Year Ended December 31, 2000
                                                                    ----------------------------
                                                    Post-Merger     Post-Merger      Pre-Merger      Pre-Merger
                                                    ------------    ------------    ------------    ------------
                                                                                    Period from     Period from
                                                     Year Ended     August 31 to    January 1 to     Year Ended
                                                    December 31,    December 31,     August 30,     December 31,
                                                        2001            2000            2000            1999
                                                    ------------    ------------    ------------    ------------
Revenue                                             $  1,918,271    $    718,228    $  1,545,411    $  1,977,888
Operating expenses:
  Divisional operating expense (excludes non-cash
    compensation expense of $12,372, $16,032
    $36,137 and $6,443, respectively)                  1,090,225         356,966         819,924       1,048,711
  Non-cash compensation expense                           12,372          16,032          36,137           6,443
  Depreciation and amortization                        1,036,428         342,470         578,913         731,514
  Corporate expenses                                      45,769          15,803          43,559          57,559
  Merger and non-recurring costs                              --              --         111,357          63,719
                                                    ------------    ------------    ------------    ------------
     Operating income (loss)                            (266,523)        (13,043)        (44,479)         69,942
Interest expense                                         176,720          73,650         293,133         414,993
Gain (loss) on sale of assets                                 --              --       1,574,738         221,312
Gain (loss) on marketable securities                    (242,675)         (5,826)             --              --
Equity in earnings (loss) of nonconsolidated
  affiliates                                                  --          (1,200)        (62,790)        (28,192)
Other income (expense) - net                              10,019          11,406          30,400          28,817
                                                    ------------    ------------    ------------    ------------
Income (loss) before income taxes and                   (675,899)        (82,313)      1,204,736        (123,114)
  extraordinary item
Income tax benefit (expense)                             141,722          (6,933)       (545,746)         (3,027)
                                                    ------------    ------------    ------------    ------------
Income (loss) before extraordinary item                 (534,177)        (89,246)        658,990        (126,141)
Extraordinary loss                                            --              --          21,602          15,142
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                       (534,177)        (89,246)        637,388        (141,283)
Dividends and accretion on preferred stock                    --              --              --           5,591
                                                    ------------    ------------    ------------    ------------
Net income (loss) attributable to common stock          (534,177)        (89,246)        637,388        (146,874)

Other comprehensive loss, net of tax:
  Unrealized holding gain (loss)                         (23,907)       (130,368)             --              --
  Reclassification adjustment for (gain) loss
    included in net income (loss)                        151,493           3,787              --              --
                                                    ------------    ------------    ------------    ------------
Comprehensive income (loss)                         $   (406,591)   $   (215,827)   $    637,388    $   (146,874)
                                                    ------------    ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                        CONSOLIDATED STATEMENTS OF EQUITY
                      (In thousands, except for share data)

                                                                                    Pre-Merger
                                             -----------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                  Common Stock                        Retained        Other            Total
                                             -----------------------    Paid-in       Earnings     Comprehensive   Shareholder's
                                               Shares       Amount      Capital       (Deficit)    Income (Loss)      Equity
                                             ----------   ----------   ----------    ----------    -------------   -------------
Balances at December 31, 1998                     1,040   $        1   $2,670,510    $ (278,681)   $          --   $   2,391,830
  Capital contributed from parent                    --           --    2,931,391            --               --       2,931,391
  Stock option compensation                          --           --        6,443            --               --           6,443
  Distributions to parent                            --           --      (52,418)           --               --         (52,418)
  Dividends to parent                                --           --           --       (22,192)              --         (22,192)
  Net loss attributable to common stock              --           --           --      (146,874)              --        (146,874)
                                             ----------   ----------   ----------    ----------    -------------   -------------
Balances at December 31, 1999                     1,040            1    5,555,926      (447,747)              --       5,108,180
  Capital contributed from parent                    --           --      103,754            --               --         103,754
  Stock option compensation - Divestitures           --           --       67,758            --               --          67,758
  Stock option compensation                          --           --       36,137            --               --          36,137
  Distributions to parent                            --           --      (12,062)           --               --         (12,062)
  Credit on exchange of preferred stock by
   parent                                            --           --           --         2,989               --           2,989
  Net income attributable to common stock            --           --           --       637,388               --         637,388
                                             ----------   ----------   ----------    ----------    -------------   -------------
Balances at August 30, 2000                       1,040   $        1   $5,751,513    $  192,630    $          --   $   5,944,144
                                             ----------   ----------   ----------    ----------    -------------   -------------


                                                                                    Post-Merger
                                               ------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                        Common Stock                    Retained        Other            Total
                                               -----------------------     Paid-in      Earnings     Comprehensive    Shareholder's
                                                 Shares       Amount       Capital      (Deficit)    Income (Loss)       Equity
                                               ----------   ----------   -----------   ----------    -------------    -------------
Initial capitalization, August 31, 2000             1,040   $        1   $17,330,206   $       --    $          --    $  17,330,207
  Stock option compensation                            --           --        16,032           --               --           16,032
  Unrealized loss on investments, net of tax           --           --            --           --         (126,581)        (126,581)
  Net loss attributable to common stock                --           --            --      (89,246)              --          (89,246)
                                               ----------   ----------   -----------   ----------    -------------    -------------
Balances at December 31, 2000                       1,040            1    17,346,238      (89,246)        (126,581)      17,130,412
  Unrealized loss on investments, net of tax           --           --            --           --          (23,907)         (23,907)
  Reclassification adjustment for loss
    included in net loss                               --           --            --           --          151,493          151,493
  Net loss attributable to common stock                --           --            --     (534,177)              --         (534,177)
                                               ----------   ----------   -----------   ----------    -------------    -------------
Balances at December 31, 2001                       1,040   $        1   $17,346,238   $ (623,423)   $       1,005    $  16,723,821
                                               ----------   ----------   -----------   ----------    -------------    -------------



          See accompanying notes to consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Year Ended December 31, 2000
                                                             ------------------------------------------------------------
                                                             Post-Merger     Post-Merger      Pre-Merger      Pre-Merger
                                                             ------------    ------------    ------------    ------------
                                                                             Period from     Period from
                                                              Year Ended     August 31 to    January 1 to     Year Ended
                                                             December 31,    December 31,     August 30,     December 31,
                                                                 2001            2000            2000            1999
                                                             ------------    ------------    ------------    ------------
      Cash flows from operating activities:
Net income (loss)                                            $   (534,177)   $    (89,246)   $    637,388    $   (141,283)
Reconciling items:
   Depreciation                                                    54,779          17,332          50,930         123,850
   Amortization                                                   981,649         325,138         527,983         607,664
   Non-cash compensation                                           12,372          16,032          36,137           6,443
   Non-cash compensation - Divestitures                                --              --          67,758              --
   Deferred income tax expense (benefit)                         (254,224)         (1,092)         46,447         (11,073)
   Loss (gain) on disposition of assets                                --              --      (1,574,738)       (221,312)
   Loss (gain) on disposition of marketable securities            242,675           5,826              --              --
   Equity in earnings (loss) of nonconsolidated affiliates             --           1,200          62,790          28,192
   Extraordinary loss, net of income tax benefit                       --              --          21,602          15,142
   Other                                                          (10,949)         (6,829)        (27,781)        (16,678)
Changes in certain assets and liabilities, net of
  effects of acquisitions:
    Accounts receivable                                            89,255           5,544          26,168         (88,767)
    Other current assets                                           24,803           7,190          29,245          (5,967)
    Income taxes payable to Clear Channel                        (398,975)         (9,983)        492,286           8,406
    Accounts payable and accrued expenses                        (135,903)       (158,718)        (42,280)        (62,469)
    Other                                                          70,867          (4,212)            331          16,585
                                                             ------------    ------------    ------------    ------------
Net cash provided by operating activities                         142,172         108,182         354,266         258,733
                                                             ------------    ------------    ------------    ------------

      Cash flows from investing activities:
(Investment in) liquidation of restricted cash                    320,485          34,819        (348,249)             --
Proceeds from divestitures placed in restricted cash                3,000          47,269         439,896              --
Proceeds from sale of marketable securities                       919,999              --              --              --
Purchases of property and equipment                               (88,182)        (19,464)        (28,752)        (73,157)
Proceeds from disposal of assets                                   23,301          67,790       2,337,440         767,726
Acquisitions of operating assets                                  (59,892)        (13,564)        (22,652)       (542,609)
Acquisition of radio stations with restricted cash               (191,929)        (82,088)        (91,647)             --

Other                                                               4,515         (13,007)        (11,640)        (23,061)
                                                             ------------    ------------    ------------    ------------
Net cash provided by investing activities                         931,297          21,755       2,274,396         128,899
                                                             ------------    ------------    ------------    ------------

      Cash flows from financing activities:
Proceeds from Clear Channel promissory note                            --       1,027,634         540,000              --
Payments on Clear Channel promissory note                      (1,080,444)             --              --              --
Proceeds of long-term debt                                             --              --         412,500       1,074,459
Payments on long-term debt                                           (175)     (1,196,210)     (3,582,478)     (1,411,475)
Contributions from AMFM                                                --              --          65,338          34,789
Distributions to AMFM                                                  --              --         (12,062)        (51,448)
Dividends to AMFM                                                      --              --          (9,453)        (16,715)
Dividends on preferred stock                                           --              --              --          (6,373)
Payments for debt issuance costs                                       --              --              --          (3,693)
Other                                                                  --              --              --          (4,798)
                                                             ------------    ------------    ------------    ------------
Net cash used by financing activities                          (1,080,619)       (168,576)     (2,586,155)       (385,254)
                                                             ------------    ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                   (7,150)        (38,639)         42,507           2,378
Cash and cash equivalents at beginning of period                   18,502          57,141          14,634          12,256
                                                             ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                   $     11,352    $     18,502    $     57,141    $     14,634
                                                             ------------    ------------    ------------    ------------

      Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
   Interest                                                  $    117,484    $     93,342    $    287,755    $    404,102
   Income taxes                                                   470,919           7,185           6,456           8,418

          See accompanying notes to consolidated financial statements.

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - CLEAR CHANNEL MERGER

    On August 30, 2000, Clear Channel Communications, Inc. ("Clear Channel") acquired AMFM Inc. ("AMFM"), indirect parent of AMFM Operating Inc. (the "Company" or "AMFM Operating"), pursuant to a merger agreement dated October 2, 1999. As a result of the merger, AMFM stockholders received 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the closing date of the transaction and AMFM became a wholly-owned subsidiary of Clear Channel. In order to obtain governmental approval for the merger, the Company completed the divestiture of 58 radio stations in 22 markets for aggregate gross proceeds of approximately $2.8 billion, including the receipt of 35 radio stations and restricted cash of approximately $440.0 million. Eight other stations with a net asset value of $132.9 million at August 30, 2000 were placed into trust pending their eventual sale. All of these stations were subsequently sold. On February 21, 2001, the restricted trusts expired and the $131.6 million not expended on replacement radio assets was refunded to the Company. The Company also agreed to sell its 26.2 million shares in Lamar Advertising Company ("Lamar") by December 31, 2002. All 26.2 million shares of Lamar were sold in a series of transactions during 2000 and 2001. The Company had previously accounted for its investment in Lamar using the equity method of accounting. Since the investment was to be passive while the Company held any interest in Lamar, the Company used the cost method of accounting for periods subsequent to the merger date.

    The combined company restructured the former AMFM operations primarily during 2001. The Company communicated to all affected employees the last date of their employment. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and other operations of AMFM have either been discontinued or integrated into existing similar operations of Clear Channel. As of December 31, 2001, the restructuring has resulted in the actual or pending termination of 430 employees employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)
                                                     December 31,    December 31,
                                                         2001            2000
                                                     ------------    ------------
Severance and lease termination costs:
    Accrual at January 1                             $     56,855    $         --
    Estimated costs charged to restructuring
        Accrual in purchase accounting                         --          91,507
    Adjustments to restructuring accrual                   11,300              --
    Payments charged against restructuring accrual        (31,845)        (34,652)
                                                     ------------    ------------
Remaining severance and lease termination accrual    $     36,310    $     56,855
                                                     ------------    ------------

The remaining severance and lease accrual is comprised of $27.2 million of severance and $9.1 million of lease termination. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next five years. During 2001, $29.4 million was paid and charged to the restructuring reserve related to severance. The adjustments to the restructuring accrual presented above, which are primarily related to additional severance and compensation accruals, were recorded within goodwill. During 2001, the Company made adjustments to finalize the purchase price allocation related to the AMFM merger resulting in an additional adjustment to goodwill of $27.9 million.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    AMFM Operating Inc., together with its subsidiaries, is an indirect, wholly-owned subsidiary of Clear Channel, a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. Prior to Clear Channel's acquisition of AMFM, AMFM Operating was an indirect, wholly-owned subsidiary of AMFM. As of December 31, 2001, the Company owned and operated, programmed or sold air time for 530 radio stations in 127 markets in the United States, including eight radio stations programmed under time brokerage or joint sales agreements. The Company's radio operations also include Katz, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations, and a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

Clear Channel Push-Down Accounting Adjustments

    Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the period subsequent to August 30, 2000. The financial statements for the Company for the periods ended prior to August 30, 2000 were prepared using the Company's historical basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger periods and the periods reflecting push-down accounting are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years. Prior to the merger, intangible assets were generally amortized over a period of 15 years. In addition, corporate expense is allocated to the financial statements of AMFM Operating based on Clear Channel's estimate of actual expense.

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

    As CMCLA, Capstar Radio and Capstar Communications, an indirect, wholly-owned subsidiary of Capstar Radio, were under the common control of AMFM, the Corporate Reorganization was accounted for by the Company in a manner similar to a pooling of interests. The accounts of CMCLA and its subsidiaries are included in the Company's financial statements as of and for all periods presented herein. Subsequent to July 13, 1999, the date of AMFM's acquisition of Capstar Broadcasting, which included Capstar Radio (see Note C), the Company's financial statements also include the accounts of Capstar Radio and its subsidiaries.

    As part of the Corporate Reorganization, the outstanding shares of Capstar Radio and Capstar Communications were canceled and the 1,040 outstanding shares of CMCLA were converted into shares of Capstar Communications, which was renamed AMFM Operating Inc. All share data (other than authorized share data) contained in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the share conversion.

    AMFM Operating is limited in the amount of dividends it may pay by the terms of its debt instruments.

Principles of Consolidation

    The consolidated financial statements include the accounts of AMFM Operating and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

Cash and Cash Equivalents

    Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Restricted Cash

    Restricted cash includes cash proceeds on certain asset sales held in trust and restricted for a specific time period to be used for the purchase of replacement properties. If not used within the specified time period, the amounts are refunded to the Company.

Allowance for Doubtful Accounts

    The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

                  Buildings and improvements- 10 to 39 years
                  Towers, transmitters and studio equipment - 7 to 20 years Furniture and other equipment - 3 to 20 years
                  Leasehold improvements - generally life of lease

    Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

Intangible Assets

    Intangible assets are stated at cost. Excess cost over the fair value of net assets acquired is classified as goodwill. Intangible assets and goodwill acquired prior to June 30, 2001 are amortized using the straight-line method. Intangible assets acquired subsequent to June 30, 2001, that are classified as indefinite-lived intangibles (principally broadcast FCC licenses) and goodwill are not being amortized and are evaluated for impairment under the appropriate accounting guidance. Goodwill and licenses acquired prior to June 30, 2001 are amortized over 25 years. Prior to the Clear Channel merger, intangible assets were generally amortized over a period of 15 years. Other definite-lived intangible assets, which consists primarily of representation contracts, are amortized over their appropriate lives.

Long-Lived Assets

    The Company periodically evaluates the propriety of the carrying amount of goodwill and other intangible assets and related amortization periods to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of amortization periods. These evaluations consist of the projection of undiscounted cash flows over the remaining amortization periods of the related intangible assets. The projections are based on historical trend lines of actual results, adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amount of the related intangible assets, such carrying amounts are written down to fair value by charges to expense.

Other Investments

    Other investments are composed primarily of equity securities. These securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholder's equity. In addition, the Company holds investments that do not have quoted market prices. The Company reviews the value of available-for-sale and non-marketable securities and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary. The average cost method is used to compute the realized gains and losses on sales of equity securities.

Equity Method Investments

    Investments in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary.

Financial Instruments

    Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities approximated their fair values at December 31, 2001 and 2000.

Income Taxes

    The operations of the Company for periods subsequent to the Clear Channel merger are included in a consolidated federal income tax return filed by Clear Channel. The Company's provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. As provided under our tax sharing arrangement, tax payments are made to Clear Channel on the basis of our separate taxable income, however, utilization of our tax net operating losses is based on use within the consolidated Clear Channel group rather than on a stand-alone basis. Tax benefits recognized on employee stock option exercises are retained by Clear Channel.

    Subject to the provisions of the tax sharing arrangement with Clear Channel, the Company computes its deferred income tax provision using the liability method as if we were a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the asset will not be realized.

Revenue Recognition

    Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company.

    Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or used.

    Media representation revenue is derived from commissions on sales of advertising time for radio and television stations under representation contracts by the Company's media representation firm and is recognized as advertisements are broadcast.

    The Company believes that the credit risk, with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

Interest Rate Protection Agreements

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

    The Company accounts for the stock-based award plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. The Company recognized non-cash compensation expense of $6.4 million in 1999 related to stock options granted to employees, primarily corporate personnel; $36.1 million for the period from January 1 to August 30, 2000, primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of the Company's consolidation strategy; and $16.0 million and $12.4 million for the period from August 31 to December 31, 2000 and for the year ended December 31, 2001, respectively, primarily related to the vesting of executive stock options. In addition, the merger and non-recurring costs for the period from January 1 to August 30, 2000 include a non-cash compensation charge of $67.8 million, primarily related to executive stock options which became exercisable upon the merger date.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income (loss) would have been ($227.8 million) for the year ended December 31, 1999, and $639.0 million for the period from January 1 to August 30, 2000. For periods prior to the merger with Clear Channel, the fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with following weighted-average assumptions: expected volatility ranging from 39.9% to 45.8%; risk-free interest rates ranging from 4.7% to 6.7%; dividend yields of 0%; and expected lives ranging from three to seven years. Stock option grants for the period from August 31 to December 31, 2000 are not significant. The Company's pro forma net loss would have been $546.9 million for the year ended December 31, 2001. For 2001, the fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 35.8% to 36.9%; risk-free interest rates ranging from 4.9% to 5.2%; dividend yields of 0%; and expected lives ranging from six to eight years.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

    On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"). Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Statement 141 is effective for all business combinations initiated after June 30, 2001. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. As the Company has historically used the purchase method to account for all business combinations, adoption of this statement did not have a material impact on the Company's financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. Under this guidance, the Company believes broadcast licenses are indefinite-lived intangibles. As the Company's amortization of goodwill and certain other indefinite-lived intangibles is a significant non-cash expense that the Company currently records, Statement 142 will have a material impact on the Company's financial statements. Amortization expense related to goodwill and indefinite-lived intangibles was approximately $1.0 billion for the year ended December 31, 2001. The Company will test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 in the first quarter of 2002. As a result of these tests, the Company expects to record a pre-tax impairment charge in the range of $10.0 billion to $15.0 billion, which will be reported after-tax as a cumulative effect in accounting change on the statement of operations for the quarter ended March 31, 2002.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("Statement 121"). Statement 144 is effective for fiscal years beginning after December 15, 2001. Statement 144 removes goodwill from its scope and retains the requirements of Statement 121 regarding the recognition of impairment losses on long-lived assets held for use. The Statement modifies the accounting for long-lived assets to be disposed of by sale and long-lived assets to be disposed of by other than by sale. The Company does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

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

    Costs of obtaining representation contracts are deferred and amortized over the related period of benefit. Amortization costs from obtaining representation contracts is included in depreciation and amortization and was $16.6 million for the year ended December 31, 1999, $14.3 million for the period from January 1 to August 30, 2000, $.5 million for the period from August 31 to December 31, 2000 and $7.5 million for the year ended December 31, 2001. Gains on the disposition of representation contracts are recognized on the effective date of the buyout agreement as a component of other income (expense).

Omission of Per Share Information

    Net income (loss) per share information is not presented as such information is not meaningful. During the three-year period ended December 31, 2001, all of the issued and outstanding shares of the Company's common stock have been owned, directly or indirectly, by Clear Channel for periods subsequent to the merger and by AMFM for periods prior to the merger.


NOTE C - ACQUISITIONS AND DISPOSITIONS

Capstar Merger

    On July 13, 1999, AMFM acquired Capstar Broadcasting, a Delaware corporation, through the merger of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned direct subsidiary of AMFM. Capstar Partners is a direct subsidiary of Capstar Broadcasting. As a result of the merger, Capstar Partners became an indirect subsidiary of AMFM. As a result of the Capstar merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM's common stock, or approximately 53.6 million shares of AMFM's common stock in the aggregate. The Company added 338 radio stations (239 FM and 99 AM) to its portfolio. The Company incurred direct acquisition costs of approximately $19.2 million in connection with the Capstar merger.

    As discussed in Note B, the accounts of Capstar Radio, a wholly-owned subsidiary of Capstar Broadcasting, are included in the Company's financial statements subsequent to July 13, 1999.

Outdoor Activity and Sale of Outdoor Advertising Business to Lamar

    During 1999, the Company's outdoor advertising business acquired approximately 4,800 billboards and outdoor displays in various transactions for approximately $51.0 million, including certain working capital and direct acquisition costs. On May 24, 1999, the Company sold 466 billboards and outdoor displays in various markets to PNE Media, LLC for approximately $25.6 million in cash. These assets were accounted for as assets held for sale and no gain or loss was recognized by the Company upon consummation of the sale. On September 15, 1999, the Company completed the sale to Lamar of all of the outstanding common stock of the subsidiaries of the Company which held all of the Company's assets used in its outdoor advertising business. The Company received cash proceeds of approximately $720.0 million and 26.2 million shares of class A common stock, par value $.01 per share, of Lamar which, at September 15, 1999, represented approximately 30% of the aggregate number of outstanding shares of common stock and approximately 11% of the voting interest of Lamar. The Company recognized a pre-tax gain of $210.0 million related to the sale.

Other Completed Transactions

    In addition to the acquisitions and dispositions discussed above, the Company acquired in 1999 substantially all the assets of 13 radio stations and a music production library and related license agreement for approximately $402.5 million in cash.

    In 2000, the Company acquired substantially all the assets of 25 radio stations for approximately $5.3 million in cash and $173.8 million in restricted cash. Also, in 2000, the Company acquired national representation contracts for $30.9 million in cash. The Company disposed of two radio stations in 1999 for approximately $21.4 million, 12 radio stations in 2000 for approximately $94.6 million and three radio stations held in trust in 2000 for approximately $47.3 million in restricted cash. In addition, in 2000, the

Company exchanged 14 radio stations and the local sales rights of one radio station for three radio stations and approximately $9.2 million in cash.

    In 2001, the Company disposed of one radio station held in trust for approximately $3.0 million in restricted cash; and acquired 104 radio stations for $5.6 million in cash, $191.9 million in restricted cash plus the exchange of six radio stations valued at $103.0 million. In addition, in 2001, the Company acquired national representation contracts for $54.3 million in cash.

    The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

    The following is a summary of the assets and liabilities acquired and the cash consideration given for acquisitions:


(In thousands)
                                                                Year Ended
                                                             December 31, 2000
                                                        ----------------------------
                                        Post-Merger     Post-Merger      Pre-Merger
                                        ------------    ------------    ------------
                                                        Period from     Period from
                                         Year Ended     August 31 to    January 1 to
                                        December 31,    December 31,     August 30,
                                            2001            2000            2000
                                        ------------    ------------    ------------
Property, plant and equipment           $     33,938    $     12,325    $     22,246
Intangible assets                            321,862          83,327         567,553
Accounts payable                                (979)             --              --
                                        ------------    ------------    ------------
          Total net assets acquired          354,821          95,652         589,799
Less:
  Assets transferred in exchange            (103,000)             --        (475,500)
  Restricted cash used in acquisition       (191,929)        (82,088)        (91,647)
                                        ------------    ------------    ------------
Cash paid for acquisitions              $     59,892    $     13,564    $     22,652
                                        ============    ============    ============

    The unaudited pro forma condensed consolidated results of operations data for 1999 and 2000, as if the 1999 and 2000 acquisitions and dispositions, including the divestitures of radio stations, occurred at January 1, 1999 are as follows. There were no significant differences between pro forma and actual condensed consolidated results of operations for the period from August 31 to December 31, 2000 or for the year ended December 31, 2001.

(In thousands)

                                                   Year Ended
                                                December 31, 2000
                                          ---------------------------
                                          Post-Merger      Pre-Merger     Pre-Merger
                                          ------------    ------------   ------------
                                          Period from     Period from
                                          August 31 to    January 1 to    Year Ended
                                          December 31,     August 30,    December 31,
                                              2000            2000           1999
                                          ------------    ------------   ------------
Revenues                                  $    718,228    $  1,371,990   $  1,857,046
Income (loss) before extraordinary item        (89,246)        731,782        (44,933)
Net income (loss)                              (89,246)        710,180        (60,075)

    The pro forma results are not necessarily indicative of the financial results that would have occurred if the transactions had been in effect for the entire periods presented.

NOTE D - INVESTMENTS

Other investments include marketable equity securities as follows:

(In thousands)
                                   December 31,   December 31,
                                       2001           2000
                                   ------------   ------------
   Investment in Lamar(a)          $         --   $    961,228
   Investment in Entravision(b)           9,456         14,540
   Other investments                     39,800         39,799
                                   ------------   ------------
Total other investments            $     49,256   $  1,015,567
                                   ============   ============

(a) Investment in Lamar Advertising Company

    The Company received 26,227,273 shares of Lamar common stock upon the sale of its outdoor advertising business on September 15, 1999, which represented approximately 30% of the aggregate number of outstanding shares and approximately 11% of the voting interest of Lamar based upon the number of shares of Lamar common stock outstanding as of that date. To complete the merger, Clear Channel and AMFM entered into a consent decree with the Department of Justice. The consent decree, among other things, required the Company to discontinue any and all control over the Company's interest in Lamar and to sell all holdings in Lamar by December 31, 2002. As of December 31, 2001, all 26,277,273 shares had been sold. The Company recognized a pre-tax loss of $5.8 million and $235.0 million in 2000 and 2001, respectively, related to the sale of Lamar shares, recorded as gain (loss) on marketable securities on the statement of operations. Prior to the merger, the Company accounted for its investment in Lamar using the equity method of accounting. Since the investment was to be passive while the Company holds any interest in Lamar, the Company used the cost method for periods subsequent to the merger date.

(b) Investment in Entravision Communications Corporation

    On August 10, 2000, the Company received cash proceeds of $38.4 million in return for approximately 77% of its cost basis investment in Z-Spanish Media and recognized a pre-tax gain of approximately $19.3 million. Z-Spanish Media was acquired by Entravision Communications Corporation on August 16, 2000. The Company's investment in Z-Spanish Media was carried at historical value as of December 31, 1999. Due to the availability of a quoted market price for Entravision Communications Corporation, the Company's investment is carried at fair value as of December 31, 2001. An unrealized gain of $1.6 million (net of $.6 million of tax) is recorded as a separate component of shareholder's equity at December 31, 2001. In addition, during 2001, an unrealized loss of $7.7 million was recorded as gain (loss) on marketable securities related to an impairment of Entravision due to a decline in market value that was considered to be other-than-temporary.

    In a series of transactions concluding on March 21, 2002, the Company sold all of its shares of Entravision. As a result of these sales, the Company received proceeds of $11.8 million, and will recognize a gain of approximately $4.0 million in the first quarter of 2002.

NOTE E - CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

(In millions)
                                 December 31,      December 31,
                                     2001              2000
                                 ------------      ------------
Clear Channel Promissory Note    $      487.2      $    1,567.6
                                 ------------      ------------
Long-Term Debt:
  8% Senior Notes                       693.4             695.8
  8.125% Notes                          382.7             385.1
  8.75% Notes                           196.0             197.3
  12.625% Notes                         157.1             159.5
  Other                                    .5                .7
                                 ------------      ------------
                                      1,429.7           1,438.4
  Less: Current portion                 157.6                --
                                 ------------      ------------
          Total long-term debt   $    1,272.1(a)   $    1,438.4
                                 ------------      ------------

(a) Includes $66.5 million in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel.

Clear Channel Promissory Note

    The promissory note bears interest at 7% per annum. Accrued interest plus the note balance is payable on August 30, 2010 or upon demand. The Company is entitled to borrow additional funds and to repay outstanding borrowings, subject to the terms of the promissory note.

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

    On January 15, 2002, the Company redeemed all of the outstanding 12.625% Exchange Debentures due 2006, originally issued under the Company's prior name, SFX Broadcasting, Inc. At December 31, 2001 the face value of these notes was $141.8 million and the unamortized fair value purchase accounting adjustment premium was $15.3 million. The debentures were redeemed for $150.8 million plus accrued interest. The redemption resulted in a gain of $3.9 million, net of tax.

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

    AMFM Operating's 8.75% Notes, 8.125% Notes and 12.625% Notes (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect subsidiaries (the "Subsidiary Guarantors"). In addition, at December 31, 2001, AMFM Operating's independent assets and operations are insignificant, as the majority of the assets and all of the operations are at the level of the Subsidiary Guarantors. Additionally, all of the Subsidiary Guarantors are 100% owned by the Company.

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

    Although not scheduled to mature in 2002, on January 15, 2002 the Company redeemed all of the outstanding 12.625% Exchange Debentures due 2006. The remaining $1.3 billion of long-term debt is scheduled to mature after 2006.


NOTE F - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Financial Instruments

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 2001. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(In thousands)
                                            2001                      2000
                                   -----------------------   -----------------------
                                    Carrying       Fair       Carrying       Fair
                                     amount       value        amount       value
                                   ----------   ----------   ----------   ----------
Long-term debt-- 8% Senior Notes   $  693,432   $  702,655   $  695,835   $  678,555
Long-term debt-- 8.125% Notes         382,743      377,125      385,116      373,481
Long-term debt-- 8.75% Notes          195,958      194,312      197,318      191,033
Long-term debt-- 12.625% Notes        157,095      171,538      159,452      157,473
Long-term debt-- 10.5% Notes              500          500          500          530
Long-term debt-- 10.75% Notes              --           --          175          186
                                   ----------   ----------   ----------   ----------
                                   $1,429,728   $1,446,130   $1,438,396   $1,401,258
                                   ==========   ==========   ==========   ==========

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

    The fair values of the Company's other long-term debt are based on quoted market prices at December 31, 2001 and 2000.


NOTE G - COMMITMENTS, CONTINGENCIES AND GUARANTEES

    The Company has guaranteed certain Clear Channel debt obligations, including a reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility with outstanding balances at December 31, 2001 of $920.0 million, $499.3 million and $0, respectively. At December 31, 2001, the Company's liability under these guarantees is limited to $1.0 billion.

    The Company has long-term operating leases for office space and certain broadcasting facilities and equipment which expire at various dates, generally during the next ten years, and have varying options to renew and cancel. Rental expense for operating leases was approximately $70.7 million for the year ended December 31, 1999, $33.0 million for the period from January 1 to August 30, 2000, $15.2 million for the period from August 31 to December 31, 2000, and $47.6 million for the year ended December 31, 2001. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows:

(In thousands)
Year ending December 31:
  2002                                $   47,714
  2003                                    42,350
  2004                                    38,211
  2005                                    34,701
  2006                                    30,619
  Thereafter                             132,350
                                      ----------
                                      $  325,945
                                      ==========

From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance or accrued reserves, or would not have a material adverse effect on the financial condition of the Company.

NOTE H - INCOME TAXES

    The operations of the Company for periods subsequent to the Clear Channel merger are included in a consolidated federal income tax return filed by Clear Channel. However, for financial reporting purposes, the Company's provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries.

    Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)
                                                     Year Ended December 31, 2000
                                                     ----------------------------
                                     Post-Merger     Post-Merger      Pre-Merger     Pre-Merger
                                     ------------    ------------    ------------   ------------
                                                     Period from     Period from
                                      Year Ended     August 31 to    January 1 to    Year Ended
                                     December 31,    December 31,     August 30,    December 31,
                                         2001            2000            2000           1999
                                     ------------    ------------    ------------   ------------
Current tax expense:
  Federal                            $    100,191    $      7,491    $    449,299   $         --
  State                                    12,311             534          50,000         13,100
  Foreign                                      --              --              --          1,000
                                     ------------    ------------    ------------   ------------
Total current tax expense                 112,502           8,025         499,299         14,100
Deferred tax expense (benefit)           (254,224)         (1,092)         46,447        (11,073)
                                     ------------    ------------    ------------   ------------
Total income tax expense (benefit)   $   (141,722)   $      6,933    $    545,746   $      3,027
                                     ============    ============    ============   ============

    During 1999 and 2000, the Company incurred extraordinary losses in connection with various refinancings. The tax benefit related to the extraordinary losses was approximately $8.2 million for the year ended December 31, 1999, and $11.6 million for the period from January 1 to August 30, 2000. This tax benefit is separately allocated to the extraordinary item.

    During the year ended December 31, 2001 and the period from August 31 to December 31, 2000, the tax benefit related to the unrealized holding losses on cost investments was $78.2 and $68.2 million, respectively. The unrealized holding losses are presented net of tax within other comprehensive loss on the statement of operations.

    Total income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income or loss from continuing operations as a result of the following:

(In thousands)
                                                             Year Ended December 31, 2000
                                                             ----------------------------
                                             Post-Merger     Post-Merger      Pre-Merger     Pre-Merger
                                             ------------    ------------    ------------   ------------
                                                             Period from     Period from
                                              Year Ended     August 31 to    January 1 to    Year Ended
                                             December 31,    December 31,     August 30,    December 31,
                                                 2001            2000            2000           1999
                                             ------------    ------------    ------------   ------------
Computed "expected" tax expense (benefit)    $   (236,565)   $    (28,810)   $    421,986   $    (43,090)
Amortization of goodwill                           99,460          33,176          60,402         28,225
State income taxes, net of federal benefit         (7,759)            347          53,501          8,515
Non-deductible compensation                            --              --           3,500          3,500
Non-deductible meals and entertainment              2,636             853           2,133          3,205
Other, net                                            506           1,367           4,224          2,672
                                             ------------    ------------    ------------   ------------
                                             $   (141,722)   $      6,933    $    545,746   $      3,027
                                             ============    ============    ============   ============

    Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

(In thousands)
                                               2001            2000
                                           ------------    ------------
Deferred tax assets:
  Restructuring reserves                   $     45,563    $     47,825
  Accrued compensation and stock options         37,388          31,317
  Net operating loss carryforwards               39,616          39,616
  Long-term debt                                 32,098          26,358
  Other                                           8,036          16,259
                                           ------------    ------------
Gross deferred tax assets                       162,701         161,375
  Valuation allowance                           (39,616)        (39,616)
                                           ------------    ------------
Total deferred tax assets                       123,085         121,759

Deferred tax liabilities:
 Intangibles and fixed assets                 5,091,304       5,229,656
  Investments                                     1,930          44,136
  Other                                          24,446          28,011
                                           ------------    ------------
Total deferred tax liabilities                5,117,680       5,301,803
                                           ------------    ------------
Net deferred tax liabilities               $  4,994,595    $  5,180,044
                                           ============    ============

    The deferred tax liability relating to intangibles and fixed assets primarily relates to the difference in book and tax basis recorded as a result of the Clear Channel merger.

    Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards.

    The Company's net operating loss carryforwards, which approximate the amount we would have available if we separated from the Clear Channel consolidated group, of $104.3 million expire in various amounts from 2003 to 2019. These net operating losses were generated by certain companies prior to their acquisition by the Company or the merger with Clear Channel. If benefits are subsequently realized from acquired net operating losses, the valuation allowance will be reversed through goodwill.

NOTE I - RELATED PARTY AND OTHER TRANSACTIONS

    As discussed in Note E, the Company has outstanding a promissory note payable of $487.2 million and $1.6 billion as of December 31, 2001 and 2000, respectively. This promissory note represents net borrowings from Clear Channel during 2000 to pay off the Company's senior credit facility, 9% Notes, 9.25% Notes, certain other notes pursuant to change in control offers, as well as operating liabilities such as trade payables and accrued payroll. These borrowings are being offset by payments made to Clear Channel generated by the Company's operations. Borrowings under the promissory note bear interest at 7% per annum. Interest expense on borrowings under the promissory note was $30.5 million and $70.6 million for the period from August 30 to December 31, 2000 and for the year ended December 31, 2001, respectively.

    The Company provides media representation and inventory tracking services to Clear Channel. Additionally, the Company receives syndicated programming services from Clear Channel's Premiere Radio Networks, marketing services from Clear Channel's Critical Mass Media and outdoor advertising services from Clear Channel Outdoor. Revenues and divisional operating expenses are recorded at fair value and are not material.

NOTE J - MERGER AND NON-RECURRING COSTS

    Merger and non-recurring costs consist of the following:

(In thousands)
                                    Year Ended December 31, 2000
                                    ----------------------------
                      Post-Merger    Post-Merger     Pre-Merger     Pre-Merger
                      ------------   ------------   ------------   ------------
                                     Period from    Period from
                       Year Ended    August 31 to   January 1 to    Year Ended
                      December 31,   December 31,    August 30,    December 31,
                          2001           2000           2000           1999
                      ------------   ------------   ------------   ------------
Severance(a)          $         --   $         --   $     10,455   $     26,487
Merger and other(b)             --             --        100,902         37,232
                      ------------   ------------   ------------   ------------
                      $         --   $         --   $    111,357   $     63,719
                      ============   ============   ============   ============

(a)        1999

           On March 15, 1999, the Company announced an executive realignment and recorded a charge of $12.2 million for executive severance and other costs.

           In 1999, the Company announced its market strategy, whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel, consisting primarily of operating personnel, have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. The Company incurred costs of $14.3 million during 1999, of which $13.4 million related to personnel costs.

           2000

           On February 16, 2000, the Company announced the retirement of James
           E. de Castro as Vice-Chairman of AMFM Inc., President and Chief Executive Officer of AMFM Radio Group and Chairman and Chief Executive Officer of AMFM Interactive, Inc., effective February 18, 2000. In connection with Mr. de Castro's retirement, the Company recorded a charge of $5.3 million for severance costs.

           The Company incurred costs related to the continued implementation of its market strategy of $5.1 million for the period from January 1 to August 30, 2000, of which $4.1 million related to personnel costs. Subsequent to the Clear Channel merger, restructuring costs directly attributable to the Company's operations are included in the restructuring liability (see Note 1). At December 31, 2000, approximately $3.6 million of the total costs incurred to date were accrued and are expected to be paid during 2001.

(b)        1999

           In connection with the Company's decision in 1999 to sharpen its focus on domestic radio and media representation, management decided to discontinue Katz's international operations and streamline its television representation business, sell the Company's outdoor advertising business, terminate its contracts to acquire Grupo Radio and assign its contract to acquire Petry Media Corporation ("Petry") to LIN Television Corporation. The Company recorded charges of $29.2 million, which included $4.1 million to write off transaction costs incurred in connection with the Petry transaction and $4.3 million related to personnel costs and other charges related to the termination of contractual obligations and legal and advisory fees. Additionally, the Company incurred various internal costs of $2.3 million related to the Capstar and Clear Channel mergers and developmental costs of $5.8 million.

           2000

           The Company incurred costs related to the Clear Channel merger of $96.3 million for the period from January 1 to August 30, 2000. The Clear Channel merger costs include a non-cash compensation charge of $67.8 million, primarily related to executive stock options, which became exercisable upon the merger date. Subsequent to the merger, restructuring costs directly attributable to the Company's operations are included in the restructuring liability (see Note 1). Additionally, the Company incurred developmental costs of $2.8 million for the period from January 1 to August 30, 2000 and other non-recurring charges of $1.9 million for the period from January 1 to August 30, 2000.

NOTE K - OTHER INFORMATION

(In thousands)
                                                                  December 31,   December 31,
                                                                      2001           2000
                                                                  ------------   ------------
The following details the components of "Other current assets":
   Prepaid expenses and other                                     $      9,988   $     34,421
   Barter receivable                                                    13,554         10,109
   Representation contracts receivable                                  19,599         23,414
                                                                  ------------   ------------
Total other current assets                                        $     43,141   $     67,944
                                                                  ============   ============

The following details the components of "Accrued expenses"
   Acquisition accruals                                           $    106,515   $    125,855
   Accrued payroll                                                          --         60,629
   Representation contracts payable                                     23,404         19,712
   Barter payable                                                       12,075         10,108
   Other accrued expenses                                               36,546         47,115
                                                                  ------------   ------------
Total accrued expenses                                            $    178,540   $    263,419
                                                                  ============   ============

(In thousands)
                                                                          Year Ended December 31, 2000
                                                                          ----------------------------
                                                           Post-Merger     Post-Merger     Pre-Merger     Pre-Merger
                                                           ------------    ------------   ------------   ------------
                                                                           Period from    Period from
                                                            Year Ended     August 31 to   January 1 to    Year Ended
                                                           December 31,    December 31,    August 30,    December 31,
                                                               2001            2000           2000           1999
                                                           ------------    ------------   ------------   ------------
The following details the components of "Other expense":
   Gain on disposition of representation contracts         $     13,463    $      2,996   $     28,919   $     18,173
   Other                                                         (3,444)          8,410          1,481         10,644
                                                           ------------    ------------   ------------   ------------
Total other expense                                        $     10,019    $     11,406   $     30,400   $     28,817
                                                           ============    ============   ============   ============

NOTE L - SEGMENT DATA

    Prior to AMFM's merger with Clear Channel, the Company managed its business under two operating segments consisting of radio broadcasting and new media. The new media operations and corporate expenses, which were previously not allocated to an operating segment, are now managed under Clear Channel's other operating segment. The Company also operated in the outdoor advertising operating segment until the sale of its outdoor advertising business to Lamar on September 15, 1999. Separate financial data for the radio broadcasting, outdoor advertising and other operating segments is provided below. Previously reported amounts have been restated to conform to the Company's current segment reporting. Revenue and divisional operating expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The accounting policies of the segments are the same as those described in Note B. Information about each of the operating segments follows:

Radio Broadcasting

    As of December 31, 2001, the Company's radio broadcasting operations include 530 radio stations in 127 markets in the United States, including eight radio stations programmed under time brokerage or joint sales agreements. The Company's radio broadcasting operations also include a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

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

    Separate financial data for each of the Company's operating segments is provided below:

(In thousands)
                                         Radio          Outdoor
                                      Broadcasting    Advertising      Other         Corporate      Eliminations    Consolidated
                                      ------------    -----------   ------------    ------------    ------------    ------------
Post-Merger
Year ended December 31, 2001
Revenue                               $  1,760,242    $        --   $    192,884    $         --    $    (34,855)   $  1,918,271
Divisional operating expenses              952,133             --        172,948              --         (34,855)      1,090,226
Non-cash compensation                       12,372             --             --              --              --          12,372
Depreciation and amortization            1,013,714             --         20,380           2,334              --       1,036,428
Corporate expenses                              --             --             --          45,769              --          45,769
                                      ------------    -----------   ------------    ------------    ------------    ------------
Operating income (loss)               $   (217,977)   $        --   $       (444)   $    (48,103)   $         --    $   (266,524)
                                      ============    ===========   ============    ============    ============    ============

Identifiable assets                   $ 23,710,696    $        --   $    303,066    $     81,439    $         --    $ 24,095,201
Capital expenditures                  $     57,047    $        --   $      4,912    $     26,223    $         --    $     88,182

Post-Merger
Five months ended December 31, 2000
Revenue                               $    658,708    $        --   $     74,741    $         --    $    (15,221)   $    718,228
Divisional operating expenses              318,485             --         53,702              --         (15,221)        356,966
Non-cash compensation                       16,032             --             --              --              --          16,032
Depreciation and amortization              335,765             --          6,705              --              --         342,470
Corporate expenses                              --             --             --          15,803              --          15,803
                                      ------------    -----------   ------------    ------------    ------------    ------------
Operating income (loss)               $    (11,574)   $        --   $     14,334    $    (15,803)   $         --    $    (13,043)
                                      ============    ===========   ============    ============    ============    ============

Identifiable assets                   $ 24,517,992    $        --   $    281,222    $  1,403,299    $         --    $ 26,202,513
Capital expenditures                  $     17,483    $        --   $      1,720    $        261    $         --    $     19,464

Pre-Merger
Eight months ended August 30, 2000
Revenue                               $  1,426,857    $        --   $    145,266    $         --    $    (26,712)   $  1,545,411
Divisional operating expenses              743,452             --        103,184              --         (26,712)        819,924
Non-cash compensation                       36,137             --             --              --              --          36,137
Depreciation and amortization              533,575             --         45,338              --              --         578,913
Merger and non-recurring                    10,199             --        101,158              --              --         111,357
Corporate expenses                              --             --             --          43,559              --          43,559
                                      ------------    -----------   ------------    ------------    ------------    ------------
Operating income (loss)               $    103,494    $        --   $   (104,414)   $    (43,559)   $         --    $    (44,479)
                                      ============    ===========   ============    ============    ============    ============

Capital expenditures                  $     27,656    $        --   $      1,096    $         --    $         --    $     28,752

(In thousands)
                                   Radio         Outdoor
                                Broadcasting   Advertising       Other         Corporate      Eliminations    Consolidated
                                ------------   -----------    ------------    ------------    ------------    ------------
Pre-Merger
Year ended December 31, 1999
Revenue                         $  1,654,890   $   156,627    $    198,304    $         --    $    (31,933)   $  1,977,888
Divisional operating expenses        856,376        84,583         139,685              --         (31,933)      1,048,711
Non-cash compensation                     --            --           6,443              --              --           6,443
Depreciation and amortization        583,932        94,062          53,520              --              --         731,514
Merger and non-recurring              12,388         2,154          49,177              --              --          63,719
Corporate expenses                        --            --              --          57,559              --          57,559
                                ------------   -----------    ------------    ------------    ------------    ------------
Operating income (loss)         $    202,194   $   (24,172)   $    (50,521)   $    (57,559)   $         --    $     69,942
                                ============   ===========    ============    ============    ============    ============

Capital expenditures            $     32,484   $    22,716    $      9,469    $      8,488    $         --    $     73,157

NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands)
                                                           Post-Merger
                                 ----------------------------------------------------------------
                                 Quarter Ended    Quarter Ended    Quarter Ended    Quarter Ended
                                   March 31,         June 30,      September 30,    December 31,
                                     2001             2001             2001             2001
                                 -------------    -------------    -------------    -------------
Revenues                         $     430,748    $     521,542    $     483,156    $     482,825
Operating loss                         (97,527)         (27,265)         (54,130)         (87,601)
Loss before extraordinary item        (141,030)        (105,983)         (83,884)        (203,280)
Net loss                              (141,030)        (105,983)         (83,884)        (203,280)

                                                             Pre-Merger                                       Post-Merger
                                          --------------------------------------------------       --------------------------------
                                              Quarter          Quarter         Period from          Period from
                                              Ended             Ended           July 1 to           August 31 to      Quarter Ended
                                             March 31,         June 30,         August 30,         September 30,      December 31,
                                               2000              2000              2000                 2000              2000
                                          --------------    --------------    --------------       --------------    --------------
Revenues                                  $      521,270    $      637,901    $      386,240       $      172,860    $      545,368
Operating income (loss)                          (57,681)           76,359           (63,158)              (8,497)           (4,545)
Income (loss) before extraordinary item         (150,853)          (41,244)          851,086(*)           (27,521)          (61,724)
Net income (loss)                               (156,947)          (47,499)          841,833(*)           (27,521)          (61,724)

----------

(*) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 reported tax expense of $514.6 million and resulting income before extraordinary item of $882.2 million and income attributable to common stock of $872.9 million for the period from July 1 to August 30, 2000. Additional information related to the radio station divestitures obtained subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 resulted in a final tax expense of $545.7 million. The increase in the tax expense of $31.1 million offset by other changes of $2,000 resulted in income before extraordinary item of $851.1 million and net income attributable to common stock of $841.8 million for the period from July 1 to August 30, 2000.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1.Financial Statements.

    The following consolidated financial statements are included in Item 8.

    Consolidated Balance Sheets as of December 31, 2001 and 2000

    Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

    Consolidated Statements of Changes in Equity for the Years Ended December 31, 2001, 2000 and 1999.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

    Notes to Consolidated Financial Statements

    (a) 2.Financial Statement Schedule.

    The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

    Schedule II Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholder of
AMFM Operating Inc.:

We have audited the consolidated financial statements of AMFM Operating Inc. (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.) and subsidiaries as of December 31, 2001 and 2000, and for the year ended December 31, 2001, the period from August 31, 2000 through December 31, 2000 and the period from January 1, 2000 through August 30, 2000, and have issued our report thereon dated March 25, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended December 31, 2001, the period from August 31, 2000 through December 31, 2000 and for the period from January 1, 2000 through August 30, 2000. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP

San Antonio, Texas
March 25, 2002

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

                                       /s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2000

                                                                     SCHEDULE II

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                               Additions       Additions
                                                Balance at     charged to       charged                         Balance
                                                beginning      costs and       to other                         at end
Description                                     of period       expenses       accounts         Write-offs     of period
                                               ------------   ------------   ------------      ------------   ------------
Allowance for doubtful accounts:
  Year ended December 31, 2001                 $     19,714   $     30,257   $         --      $     37,088   $     12,883
                                               ============   ============   ============      ============   ============
  Period from August 31 to December 31, 2000   $     26,421   $      8,832   $         --      $     15,539   $     19,714
                                               ============   ============   ============      ============   ============
  Period from January 1 to August 30, 2000     $     21,428   $     18,802   $         --      $     13,809   $     26,421
                                               ============   ============   ============      ============   ============
  Year ended December 31, 1999                 $     15,580   $     12,518   $      5,338(1)   $     12,008   $     21,428
                                               ============   ============   ============      ============   ============

----------

(1) Additions result from the application of purchase accounting relating to various acquisitions.

     (a) 3. Exhibits.

      EXHIBIT
        NO.                              DESCRIPTION OF EXHIBIT

       2.1(1)           --   Agreement and Plan of Merger, dated as of August
                             26, 1998, among Chancellor Media Corporation,
                             Capstar Broadcasting Corporation and CBC
                             Acquisition Company, Inc., (see table of contents for list of omitted schedules and exhibits).

       2.2(2)           --   Amended and Restated Agreement and Plan of Merger,
                             dated as of April 29, 1999, among Chancellor Media
                             Corporation, Capstar Broadcasting Corporation, CBC
                             Acquisition Company, Inc. and CMC Merger Sub, Inc.
                             (see table of contents for list of omitted schedules and exhibits).

       2.3(3)           --   First Amendment to Amended and Restated Agreement
                             and Plan of Merger, dated as of June 30, 1999, among Chancellor Media Corporation, Capstar
                             Broadcasting Corporation and CMC Merger Sub, Inc.

       2.4(5)           --   Registration Rights Agreement dated as of September
                             15, 1999 among Lamar Advertising Company, CMCLA and
                             Chancellor Mezzanine Holdings Corporation.

       2.5(5)           --   Amended and Restated Registration Rights Agreement
                             dated as of July 19, 2000, by and among Lamar
                             Advertising Company, AMFM Operating Inc. and Clear
                             Channel Communications, Inc.

       2.6(5)           --   Stockholders Agreement dated as of September 15,
                             1999 among Lamar Advertising Company and certain of its stockholders.

       2.7(5)           --   First Amended Agreement to Stockholders Agreement
                             dated as of July 19, 2000, by and among Lamar
                             Advertising Company and certain of its
                             stockholders.

       2.8(6)           --   Agreement and Plan of Merger, dated October 2,
                             1999, by and between Clear Channel Communications,
                             Inc., CCU Merger Sub, Inc. and AMFM Inc. (see table of contents for list of omitted schedules and exhibits).

       3.1(8)           --   Amended and Restated Certificate of Incorporation
                             of AMFM Operating Inc.

       3.2(9)           --   Bylaws of AMFM Operating Inc.

       4.1(10)          --   Certificate of Designation for 12 5/8% Series E
                             Cumulative Exchangeable Preferred Stock of AMFM
                             Operating Inc.

       4.2(11)          --   Certificate of Amendment to Certificate of
                             Designation for 12 5/8% Series E Cumulative
                             Exchangeable Preferred Stock of AMFM Operating Inc.

       4.3(12)          --   Indenture, dated as of November 19, 1999, governing
                             the 12 5/8% Senior Subordinated Exchange Debentures due 2006, of AMFM Operating Inc.

       4.4(13)          --   Indenture, dated as of June 24, 1997, governing the
                             8 3/4% Senior Subordinated Notes due 2007 of AMFM
                             Operating Inc. (the "8 3/4% Notes Indenture").

       4.5(14)          --   First Supplemental Indenture, dated as of September
                             5, 1997, to the 8 3/4% Notes Indenture.

       4.6(15)          --   Second Supplemental Indenture, dated as of October
                             28, 1997, to the 8 3/4% Notes Indenture.

       4.7(15)          --   Third Supplemental Indenture, dated as of August
                             23, 1999, to the 8 3/4% Notes Indenture.

       4.8(15)          --   Fourth Supplemental Indenture, dated as of November
                             19, 1999, to the 8 3/4% Notes Indenture.

       4.9(15)          --   Fifth Supplemental Indenture, dated as of January
                             18, 2000, to the 8 3/4% Notes Indenture.

       4.10(16)         --   Indenture, dated as of December 22, 1997, governing
                             the 8 1/8% Senior Subordinated Notes due 2007 of
                             AMFM Operating Inc. (the "8 1/8% Notes Indenture").

       4.11(15)         --   First Supplemental Indenture, dated as of August
                             23, 1999, to the 8 1/8% Notes Indenture.

       4.12(15)         --   Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8 1/8% Notes Indenture.

       4.13(15)         --   Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8 1/8% Notes Indenture.

       4.14(4)          --   Indenture, dated as of November 17, 1998, governing
                             the 8% Senior Notes due 2008 of AMFM Operating Inc.
                             (the "8% Notes Indenture").

       4.15(15)         --   First Supplemental Indenture, dated as of August
                             23, 1999, to the 8% Notes Indenture.

       4.16(15)         --   Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8% Notes Indenture.

       4.17(15)         --   Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8% Notes Indenture.

       4.18(18)         --   Intercompany Promissory Note between AMFM Operating
                             Inc. and Clear Channel Communications, Inc. dated
                             August 30, 2000.

       10.1(7)          --   Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 335,099 shares.

       10.2(7)          --   Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 634,517 shares.

       10.3(23)         --   Asset Purchase Agreement between Clear Channel
                             Broadcasting, Inc., Clear Channel Broadcasting
                             Licenses, Inc., Citicasters Co., Capstar Radio
                             Operating Company, Capstar TX Limited Partnership,
                             AMFM Ohio, Inc., and AMFM Radio Licenses LLC, (the
                             "Seller") and Chase Radio Properties, LLC, (the
                             "Buyer") dated March 3, 2000.

       10.4(23)         --   Amendment to Asset Purchase Agreement between Clear
                             Channel Broadcasting, Inc., Clear Channel
                             Broadcasting Licenses, Inc., Citicasters Co.,
                             Capstar Radio Operating Company, Capstar TX Limited
                             Partnership, AMFM Ohio, Inc., and AMFM Radio
                             Licenses LLC, (the "Seller") and Chase Radio
                             Properties, LLC, (the "Buyer") dated March 14,
                             2000.

       10.5(23)         --   Second Amendment to Asset Purchase Agreement
                             between Clear Channel Broadcasting, Inc., Clear
                             Channel Broadcasting Licenses, Inc., Citicasters
                             Co., Capstar Radio Operating Company, Capstar TX
                             Limited Partnership, AMFM Ohio, Inc., and AMFM
                             Radio Licenses LLC, (the "Seller") and Chase Radio
                             Properties, LLC, (the "Buyer") dated July 10, 2000.

       10.6(23)         --   Third Amendment to Asset Purchase Agreement between
                             Clear Channel Broadcasting, Inc., Clear Channel
                             Broadcasting Licenses, Inc., Citicasters Co.,
                             Capstar Radio Operating Company, Capstar TX Limited
                             Partnership, AMFM Ohio, Inc., and AMFM Radio
                             Licenses LLC, (the "Seller") and Chase Radio
                             Properties, LLC, (the "Buyer") dated July 17, 2000.

       10.7(23)         --   Asset Purchase Agreement between Clear Channel
                             Broadcasting, Inc., Clear Channel Broadcasting
                             Licenses, Inc., Citicasters Co., Capstar Radio
                             Operating Company, Capstar TX Limited Partnership,
                             AMFM Texas Broadcasting, LP and AMFM Texas Licenses
                             Limited Partnership, (the "Seller") and Cox Radio,
                             Inc. and CXR Holdings, Inc. (the "Buyer") dated
                             March 3, 2000.

       10.8(23)         --   Asset Purchase Agreement between Capstar Radio
                             Operating Company and Capstar TX Limited
                             Partnership, (the "Seller") and Cumulus
                             Broadcasting, Inc. and Cumulus Licensing Corp. (the
                             "Buyer") dated March 5, 2000.

       10.9(23)         --   Asset Exchange Agreement between Capstar Radio
                             Operating Company and Capstar TX Limited
                             Partnership, (the "Seller") and Cumulus
                             Broadcasting, Inc. and Cumulus Licensing Corp. (the
                             "Exchange Party") dated March 5, 2000.

       10.10(23)        --   Amendment to Asset Exchange Agreement between
                             Capstar Radio Operating Company and Capstar TX
                             Limited Partnership, (the "Seller") and Cumulus
                             Broadcasting, Inc. and Cumulus Licensing Corp. (the
                             "Exchange Party") dated June 5, 2000.

       10.11(23)        --   Second Amendment to Asset Exchange Agreement
                             between Capstar Radio Operating Company and Capstar
                             TX Limited Partnership, (the "Seller") and Cumulus
                             Broadcasting, Inc., Cumulus Licensing Corp. and
                             Cumulus Wireless Services, Inc. (the "Exchange
                             Party") dated July 17, 2000.

       10.12(23)        --   Asset Purchase Agreement between AMFM Houston,
                             Inc., AMFM Ohio, Inc. and AMFM Radio Licenses, LLC,
                             (the "Seller") and Emmis Communications
                             Corporation, (the "Buyer") dated June 19, 2000.

       10.13(23)        --   Asset Purchase Agreement between Capstar TX Limited
                             Partnership, (the "Seller") and Saga Communications of New England, Inc., (the "Buyer") dated March 6,
                             2000.

       10.14(23)        --   Asset Purchase Agreement between Capstar TX Limited
                             Partnership and Salem Communications Corporation dated March 5, 2000.

       10.15(23)        --   Asset Exchange Agreement between Clear Channel
                             Broadcasting, Inc., Clear Channel Broadcasting
                             Licenses, Inc., Capstar Radio Operating Company and
                             Capstar TX Limited Partnership, (the "Seller") and
                             Barnstable Broadcasting, Inc., OBC Broadcasting,
                             Inc. and Two Rivers Broadcasting Limited
                             Partnership, (the "Buyer") dated March 7, 2000.

       10.16(23)        --   Asset Purchase Agreement between Clear Channel
                             Broadcasting, Inc., Clear Channel Broadcasting
                             Licenses, Inc., Capstar TX Limited Partnership,
                             AMFM Ohio, Inc., Cleveland Radio Licenses LLC, AMFM
                             San Diego, Inc., AMFM Houston, Inc., AMFM Radio
                             Licenses, LLC and Zebra Broadcasting Corporation,
                             (the "Seller") and CBS Radio, Inc. (the "Buyer") dated March 3, 2000.

       10.17(24)        --   Asset Purchase Agreement among AMFM Ohio, Inc.,
                             AMFM Radio Licenses LLC, Blue Chip Broadcasting,
                             Ltd. and Blue Chip Broadcasting Licenses, Ltd.
                             dated March 3, 2000.

       10.18(24)        --   Asset Purchase Agreement between Clear Channel
                             Broadcasting, Inc., Clear Channel Broadcasting
                             Licenses, Inc., AMFM Operating Inc., AMFM Ohio,
                             Inc., AMFM Houston, Inc., AMFM Radio Licenses, LLC,
                             Zebra Broadcasting Corporation, Cleveland Radio
                             Licenses, LLC, Capstar TX Limited Partnership and
                             Radio One, Inc. dated March 11, 2000.

       10.19(24)        --   Amendment to Asset Purchase Agreement between Clear
                             Channel Broadcasting, Inc., Clear Channel
                             Broadcasting Licenses, Inc., AMFM Operating Inc.,
                             AMFM Ohio, Inc., AMFM Houston, Inc., AMFM Radio
                             Licenses, LLC, Zebra Broadcasting Corporation,
                             Cleveland Radio Licenses, LLC, Capstar TX Limited
                             Partnership and Radio One, Inc. dated August 24,
                             2000.

       10.20(24)        --   Asset Exchange Agreement among Clear Channel
                             Broadcasting, Inc., Clear Channel Broadcasting
                             Licenses, Inc., Capstar Radio Operating Company,
                             Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of
                             Victorville, Inc., Regent Broadcasting of Palmdale,
                             Inc., Regent Licensee of Palmdale, Inc., Regent
                             Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. dated March 12, 2000.

       10.21(24)        --   Trust agreement between Clear Channel
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

----------

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

(5) Incorporated by reference to Exhibits to AMFM Inc.'s Amendment No. 1 and Amendment No. 2 to Schedule 13D filed on March 10, 2000 regarding AMFM Inc.'s ownership interest in Lamar Advertising Company.

(6) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., filed on October 5, 1999.

(7) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.

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

(15) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.

(16) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(17) Incorporated by reference to Exhibits to AMFM Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18) The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

(19) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc. filed on December 1, 1999.

(20) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Corporation filed on June 15, 1998.

(21) Incorporated by reference to Exhibits to Capstar Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(22) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q of Capstar Broadcasting Corporation for the quarterly period ending March 31, 1999.

(23) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Clear Channel Communications, Inc. filed on September 6, 2000.

(24) Incorporated by reference to Exhibits to the Current Report on Form 8-K of Capstar Broadcasting Partners, Inc. filed on September 11, 2000.

    (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                                       AMFM OPERATING INC.

                                       By: /s/ L. LOWRY MAYS
                                          ------------------------------------
                                                     L. Lowry Mays
                                          Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           Signature                                     Title                              Date
                           ---------                                     -----                              ----
                       /s/ L. LOWRY MAYS              Chairman, Chief Executive Officer and            March 28, 2002
              ------------------------------------     Director
                         L. Lowry Mays                 (Principal Executive Officer)

                       /s/ MARK P. MAYS               President, Chief Operating Officer and           March 28, 2002
              ------------------------------------     Director
                         Mark P. Mays

                      /s/ RANDALL T. MAYS             Executive Vice President, Chief Financial        March 28, 2002
              ------------------------------------     Officer and Director
                        Randall T. Mays                (Principal Financial Officer)

                   /s/ HERBERT W. HILL, JR.           Senior Vice President and Chief                  March 28, 2002
              ------------------------------------     Accounting Officer
                     Herbert W. Hill, Jr.              (Principal Accounting Officer)