Form 10-Q
period 2002-03-31
AMFM OPERATING INC
filed 2002-05-14
CIK 908612

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002           Commission file number 000-22486


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2002, 1,040 shares of common stock of the Registrant's common stock were outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                               AMFM OPERATING INC.

                                      INDEX

                                                                                                    Page No.
                                                                                                    - - - - -
Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                                   3

     Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001              5

     Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001              6

     Notes to Consolidated Financial Statements                                                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       13


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                                                            16

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                                                           16

     Index to Exhibits                                                                                    17

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                                March 31,                December 31,
                                                                                  2002                       2001
                                                                            ------------------         -----------------

Current Assets
   Cash and cash equivalents                                                $           7,631          $          11,352
   Accounts receivable, less allowance of $14,385 at
      March 31, 2002 and $12,883 at December 31, 2001                                 360,634                    404,778
   Prepaids                                                                            14,124                         --
   Other current assets                                                                23,562                     43,141
                                                                            ------------------         -----------------
Total Current Assets                                                                  405,951                    459,271

Property, Plant and Equipment
   Land, buildings and improvements                                                   172,730                    175,814
   Transmitter and studio equipment                                                   242,314                    240,525
   Furniture and other equipment                                                       98,602                     97,510
   Construction in progress                                                            20,466                     19,109
                                                                            ------------------         -----------------
                                                                                      534,112                    532,958
Less accumulated depreciation                                                         (66,724)                   (54,636)
                                                                            ------------------         -----------------
                                                                                      467,388                    478,322
Intangible Assets
   Definite-lived intangibles, net                                                    170,395                    166,662
   Indefinite-lived intangibles - licenses                                          7,285,893                 16,146,201
   Goodwill                                                                         2,796,717                  6,744,779

Other Assets
   Other assets                                                                        49,513                     50,712
   Other investments                                                                   39,884                     49,256

                                                                            ------------------         -----------------
Total Assets                                                                $      11,215,741          $      24,095,203
                                                                            ------------------         -----------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                                March 31,                December 31,
                                                                                  2002                       2001
                                                                            ------------------         -----------------
Current Liabilities
   Accounts payable                                                         $          26,845          $          34,569
   Accrued interest                                                                    35,590                     18,890
   Accrued expenses                                                                   104,340                    178,540
   Accrued income taxes payable to Clear Channel                                      114,523                     94,615
   Deferred income                                                                      4,154                         --
   Current portion of long-term debt                                                       --                    157,595
                                                                            ------------------         -----------------
     Total Current Liabilities                                                        285,452                    484,209

   Long-term debt                                                                   1,270,528                  1,272,133
   Clear Channel promissory note                                                      451,968                    487,190
   Deferred income taxes                                                            1,660,848                  4,994,595
   Other long-term liabilities                                                        129,438                    133,255

Shareholder's Equity
   Common stock                                                                             1                          1
   Additional paid-in capital                                                      17,346,238                 17,346,238
   Retained deficit                                                                (9,928,732)                  (623,423)
   Accumulated other comprehensive income                                                  --                      1,005
                                                                            ------------------         -----------------
     Total shareholder's equity                                                     7,417,507                 16,723,821

                                                                            ------------------         -----------------
Total Liabilities and Shareholder's Equity                                  $      11,215,741          $      24,095,203
                                                                            ------------------         -----------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)

                                                                       Three Months Ended March 31,
                                                                   -------------------------------------
                                                                         2002                2001
                                                                         ----                ----

Revenue                                                            $        429,182    $        430,748

Operating Expenses:
   Divisional operating expenses (excludes non-cash compen-
     sation expense of $1,460 and $2,394, respectively)                     247,219             251,936
   Non-cash compensation expense                                              1,460               2,394
   Depreciation and amortization                                             16,610             262,077
   Corporate expenses                                                        17,864              11,868
                                                                   -----------------   -----------------
Operating income (loss)                                                     146,029             (97,527)

Interest expense                                                             32,111              47,126
Gain (loss) on sale of assets                                                    --               2,789
Gain (loss) on marketable securities                                          3,991             (35,359)
Other income (expense) - net                                                  6,387              (1,879)
                                                                   -----------------   -----------------
Income (loss) before income taxes and cumulative effect of a
  change in accounting principle                                            124,296            (179,102)
Income tax benefit (expense)                                                (50,340)             38,072
                                                                   -----------------   -----------------
Income (loss) before cumulative effect of a change in
  accounting principle                                                       73,956            (141,030)
Cumulative effect of a change in accounting principle                    (9,379,265)                 --
                                                                   -----------------   -----------------
Net loss                                                                 (9,305,309)           (141,030)

Other comprehensive income (loss), net of tax: Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during period                     1,470             (11,300)
     Reclassification adjustment for (gains)
        losses included in net income (loss)                                 (2,475)             22,983
                                                                   -----------------   -----------------
Comprehensive loss                                                 $     (9,306,314)   $       (129,347)
                                                                   -----------------   -----------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                         Three Months Ended March 31,
                                                                     --------------------------------------
                                                                           2002                 2001
                                                                           ----                 ----

      Net cash provided by (used in) operating activities            $      181,199        $     (288,982)

      Cash flows from investing activities:
         (Investment in) liquidation of restricted cash                          --               311,094
         Proceeds from divestitures placed in restricted cash                    --                 3,000
         Proceeds from sale of marketable securities                         11,827               275,634
         Purchases of property, plant and equipment                          (5,090)              (25,767)
         Proceeds from disposal of assets                                        --                 1,305
         Acquisitions of operating assets                                    (5,042)                 (423)
         Acquisition of radio stations with restricted cash                      --              (185,532)
         Other                                                                 (135)                1,483
                                                                     -----------------     ----------------

      Net cash provided by investing activities                               1,560               380,794

      Cash flows from financing activities:
         Payments on Clear Channel promissory note                          (35,222)             (104,256)
         Payments on long-term debt                                        (151,258)                   --
                                                                     -----------------     ----------------

      Net cash used by financing activities                                (186,480)             (104,256)

      Increase (decrease) in cash and cash equivalents                       (3,721)              (12,444)

      Cash and cash equivalents at beginning of period                       11,352                18,502
                                                                     -----------------     ----------------

      Cash and cash equivalents at end of period                     $        7,631        $        6,058
                                                                     -----------------     ----------------

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

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of Statement 144 had no impact on the financial position of the Company or its results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. The Company has elected to early adopt this statement effective January 1, 2002. Management does not believe adoption of this statement materially impacted the Company's financial position or results of operations.

Note 3: INTANGIBLE ASSETS AND GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

The following table presents the impact of Statement 142 on earnings net (loss) as if the standard had been in effect for the three months ended March 31, 2001:

       (In thousands)

                                                    For the quarter ended
                                                        March 31, 2001
                                                        --------------

        Adjusted Net Income (Loss):
           Reported Net Loss                            $   (141,030)
           Add Back: Goodwill Amortization                    70,830
           Add Back: License Amortization                    168,985
           Tax Impact                                        (64,214)
                                                       ---------------
        Adjusted Net Income                             $     34,571
                                                       ---------------

Definite-lived Intangibles

The Company has representation contracts for non-affiliated television and radio stations, which continue to be amortized in accordance with Statement 142. These agreements are amortized over their respective lives. In accordance with the transitional requirements of Statement 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives.

Total amortization expense from representation contracts for the three months ended March 31, 2002 and for the year ended December 31, 2001 was $4.3 million and $15.4 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of January 1, 2002:

       (In thousands)
           2003            $  19,561
           2004               18,050
           2005               17,907
           2006               16,127
           2007               11,709

Indefinite-lived Intangibles

Under the guidance in Statement 142, the Company's FCC licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually.

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on FCC licenses of approximately $5.5 billion, net of tax of $3.4 billion, recorded as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The Company used the income approach to value FCC licenses, which involved estimating expected future cash flows from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th.

Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized an impairment of approximately $3.9 billion as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company's approach to fair value FCC licenses, the income approach was used to determine the fair value of the Company's reporting unit. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company's media inventory as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of the Company's reporting unit, resulting in a write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in the Company's radio segment for the three-month period ending March 31, 2002:

(In thousands)

Balance as of December 31, 2001        $  6,744,779
Adjustments                                 (61,141)
Impairment loss related to the
  adoption of FAS 142                    (3,886,921)
                                       -------------
Balance as of March 31, 2002           $  2,796,717
                                       -------------

Other

Statement 142 does not change the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for recognition of deferred taxes related to FCC licenses and tax-deductible goodwill. As a result of adopting Statement 142, a deferred tax benefit for the difference between book and tax amortization on the Company's FCC licenses and tax-deductible goodwill will no longer be recognized as these assets are no longer amortized for book purposes. As the majority of the Company's deferred tax liability recorded on the balance sheet relates to the difference between book and tax basis on FCC licenses, the current deferred tax liability will not reverse over time unless future impairment charges are recognized on FCC licenses or the FCC licenses are sold.

Prior to adopting Statement 142, the Company recorded large amounts of non-deductible goodwill amortization, which resulted in a corresponding large permanent tax item, which adversely impacted the Company's effective tax rate. However, as a result of the Company's adoption of Statement 142, it no longer amortizes goodwill for book or tax purposes, thus its effective tax rate more closely approximates statutory tax rates.

Note 4: RESTRUCTURING

The combined company restructured the former AMFM operations primarily during 2001. The Company communicated to all affected employees the last date of their employment. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and other operations of AMFM have either been discontinued or integrated into existing similar operations of Clear Channel. As of March 31, 2002, the restructuring has resulted in the actual or pending termination of 430 employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

         (In thousands)
                                                                  March 31,
                                                                    2002
                                                              -----------------
         Severance and lease termination costs:
             Accrual at January 1                                $     36,310
             Payments charged against restructuring accrual            (2,123)
                                                              -----------------
         Remaining severance and lease termination accrual       $     34,187
                                                              -----------------


The remaining severance and lease accrual is comprised of $25.6 million of severance and $8.6 million of lease termination. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next five years. During the first quarter of 2002, $1.7 million was paid and charged to the restructuring reserve related to severance. As the Company made adjustments to finalize the purchase price allocation related to the AMFM merger during 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

Note 5: CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

        (In millions)
                                                       March 31,   December 31,
                                                         2002         2001
                                                         ----         ----

        Clear Channel Promissory Note                 $  452.0      $  487.2
                                                      ---------     ---------
        Long-Term Debt:
          8% Senior Notes                                692.8         693.4
          8.125% Notes                                   382.1         382.7
          8.75% Notes                                    195.6         196.0
          12.625% Notes                                     --         157.1
          Other                                             --            .5
                                                      ---------     ---------
                                                       1,270.5       1,429.7
          Less: Current portion                             --         157.6
                                                      ---------     ---------
             Total long-term debt (a)                  $1,270.5      $1,272.1
                                                      ---------     ---------

(a) Includes $49.6 million and $66.5 million as of March 31, 2002 and December 31, 2001, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel.

Clear Channel Promissory Note
-----------------------------

The promissory note bears interest at 7% per annum. Accrued interest plus the note balance is payable on August 30, 2010 or upon demand. The Company is entitled to borrow additional funds and to repay outstanding borrowings, subject to the terms of the promissory note.

8% Senior Note
--------------

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

8.125% Note
-----------

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

8.75% Note
----------

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

12.625% Note
------------

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

On January 15, 2002, the Company redeemed all of the outstanding 12.625% Exchange Debentures due 2006, originally issued under the Company's prior name, SFX Broadcasting, Inc. At December 31, 2001 the face value of these notes was $141.8 million and the unamortized fair value purchase accounting adjustment premium was $15.3 million. The debentures were redeemed for $150.8 million plus accrued interest. The redemption resulted in a gain of $6.3 million recorded in other income (expense) - net.

Other
-----

Upon the occurrence of a change in control (as defined in the indenture governing the 8.0%, 8.125% and 8.75% Notes (the "Notes"), the holders of the Notes have the right to require the Company to repurchase all or any part of the Notes at a purchase price equal to 101% plus accrued and unpaid interest. Although the Clear Channel merger resulted in a change of control with respect to the Notes, the repurchase option has expired.

AMFM Operating's 8.75% Notes and 8.125% Notes (collectively, the "Subordinated Notes") are unsecured obligations of AMFM Operating. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect subsidiaries (the "Subsidiary Guarantors"). In addition, AMFM Operating's independent assets and operations are insignificant, as the majority of the assets and all of the operations are at the level of the Subsidiary Guarantors. Additionally, all of the Subsidiary Guarantors are 100% owned by the Company.

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

Note 6:  COMMITMENTS AND CONTINGENCIES

In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case were AMFM, Hicks, Muse, Tate & Furst Incorporated, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleged breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar Broadcasting Corporation merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar Broadcasting Corporation merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The court has dismissed this complaint without prejudice.

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the results of operations, financial position or liquidity of the Company.

Note 7:  SEGMENT DATA

The Company has one reportable operating segment - radio broadcasting. The Company's media representation firm is reported in "other". Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

(In thousands)
                                     Radio
                                 Broadcasting    Other    Corporate  Eliminations  Consolidated
                                 ------------    -----    ---------  ------------  ------------
Quarter ended March 31, 2002
----------------------------
Revenue                          $   394,953   $ 40,452   $     --     $(6,223)     $   429,182
Divisional operating expenses        214,076     39,366         --      (6,223)         247,219
Non-cash compensation                  1,460         --         --          --            1,460
Depreciation and amortization         10,111      5,691        808          --           16,610
Corporate expenses                        --         --     17,864          --           17,864
                                 -----------   --------   --------     -------      -----------
Operating income                 $   169,306   $ (4,605)  $(18,672)    $    --      $   146,029
                                 -----------   --------   --------     -------      -----------

Identifiable assets              $10,840,973   $292,562   $ 82,206     $    --      $11,215,741

Quarter ended March 31, 2001
----------------------------
Revenue                          $   388,698   $ 46,839   $     --     $(4,789)     $   430,748
Divisional operating expenses        214,947     41,778         --      (4,789)         251,936
Non-cash compensation                  2,394         --         --          --            2,394
Depreciation and amortization        257,224      3,784      1,069          --          262,077
Corporate expenses                        --         --     11,868          --           11,868
                                 -----------   --------   --------     -------      -----------
Operating income (loss)          $   (85,867)  $  1,277   $(12,937)    $    --      $   (97,527)
                                 -----------   --------   --------     -------      -----------
Identifiable assets              $24,372,464   $267,713   $778,376     $    --      $25,418,553

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                             RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001 is as follows:

Consolidated

(In thousands)
                                     Three Months Ended March 31,
                                     ----------------------------    % Change
                                        2002               2001    2002 v. 2001
                                        ----               ----    ------------
Revenue                              $ 429,182          $ 430,748      0%
Divisional Operating Expenses          247,219            251,936     (2%)

     Revenue was essentially flat quarter over quarter as a result of the economic recession that persisted throughout 2001 and its impact on advertising dollars spent on national and local radio advertisements. This decreased demand for our advertising inventory and negatively impacted the rates we charged for this inventory throughout 2001. During the later half of 2001, we hired additional sales people and reorganized our radio segment into trading zones where our clients can match their trading area to our radio assets. Additionally, our market clusters benefited from strong ratings and share gains in some of the markets where we compete. Management believes this reorganization, combined with strong ratings and sequential improvement in the radio industry, will lead to the return of demand for our advertising inventory during 2002.

     Divisional operating expenses decreased $4.7 million in the first quarter of 2002 compared to the same period of 2001 as a result of cost control measures implemented by management during 2002. These measures resulted in reductions in promotional related spending within our radio markets during the first quarter of 2002.

Other Income and Expense Information

     Non-cash compensation expense of $1.5 million was recorded during the three months ended March 31, 2002 due to unvested stock options granted to AMFM employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2002 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $6.6 million during the remaining vesting period.

     Depreciation and amortization expense decreased from $262.1 for the first three months of 2001 to $16.6 for the first three months of 2002, a 94% decrease. Upon our adoption of FAS 142 on January 1, 2002, we no longer amortize goodwill and FCC licenses. For the three months ended March 31, 2001, goodwill and FCC license amortization was approximately $239.8 million.

     Corporate expenses increased $6.0 million from $11.9 million to $17.9 million for the three months ended March 31, 2001 and 2002, respectively due to Clear Channel's methodology of allocating corporate expense, which is based on head count.

     Interest expense was $32.1 million and $47.1 million for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to the January 15, 2002 redemption of all of the outstanding 12.625% Exchange Debentures due 2006 as well as a decrease in the balance of the Clear Channel Promissory Note.

     The gain on sale of marketable securities for the three months ended March 31, 2002 of $4.0 million is related to the sale of 791,000 shares of Entravision Corporation.

     Income tax expense was $50.3 million for the first quarter of 2002 compared to a benefit of $38.1 million for the first three months of 2001. Income taxes for the three months ended March 31, 2002 and 2001 were provided at the federal and state statutory rates adjusted for the effects of permanent tax items. During the quarter ended March 31, 2001, as a result of our large amounts of non-deductible goodwill amortization, our effective tax rate was adversely impacted. As we no longer amortize goodwill, our effective rate for the three months ended March 31, 2002, more closely approximates our statutory tax rates.

     Income (loss) before cumulative effect of a change in accounting principle for the three months ended March 31, 2002 and 2001 was income of $74.0 million and a loss of $141.0 million, respectively. Income (loss) before cumulative effect of a change in accounting principle for the three months ended March 31, 2001, if we had adopted Statement 142 as of January 1, 2001, would have been income of $34.6 million.

     The loss recorded as a cumulative effect of a change in accounting principle during the first three months of 2002 relates to our adoption of Statement 142 on January 1, 2002. Statement 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash impairment charge of approximately $3.9 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax impairment charge on our FCC licenses of approximately $5.5 billion.

     The non-cash impairments of our goodwill and FCC licenses were primarily caused by unfavorable economic conditions, which persisted in the industries we serve throughout 2001. This weakness contributed to our customers reducing the number of advertising dollars spent on our media inventory. These conditions adversely impacted the cash flow projections used to determine the fair value of our licenses and reporting unit. These factors resulted in the non-cash impairment charge of a portion of our licenses and goodwill.

Risks Regarding Forward Looking Statements
------------------------------------------

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

     A wide range of factors could materially affect future developments and performance, including:

o the impact of general economic conditions and political developments in the U.S. and in other countries in which we currently do business;
o    competition and general conditions in the radio broadcasting industry;
o    shifts in population and other demographics;
o    fluctuations in operating costs;
o    technological changes and innovations;
o    changes in labor conditions;
o    capital expenditure requirements;
o legislative or regulatory requirements, including the policies of the FCC, DOJ and FTC with respect to the conduct of our business and, the consummation of future or pending acquisitions;
o    interest rates;
o    the effect of leverage on our financial position and earnings;
o    taxes; and
o    certain other factors set forth in our SEC filings.

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

         (a)  Exhibits.  See Exhibit Index on Page 17
         (b)  Reports on Form 8-K

              NONE

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMFM OPERATING INC.




Date     May 14, 2002                   /s/  Herbert W. Hill, Jr.
                                        Herbert W. Hill, Jr.
                                        Senior Vice President and
                                        Chief Accounting Officer

                                INDEX TO EXHIBITS

   EXHIBIT
     NO.                                 DESCRIPTION OF EXHIBIT
------------                             ----------------------

3.1(1)         --  Amended and Restated Certificate of Incorporation of AMFM Operating Inc.

3.2(2)         --  Bylaws of AMFM Operating Inc.

4.1(3)         --  Certificate of Designation for 12 5/8% Series E Cumulative  Exchangeable  Preferred Stock of AMFM
                   Operating Inc.


4.2(4)         --  Certificate  of  Amendment  to  Certificate  of  Designation  for 12  5/8%  Series  E  Cumulative
                   Exchangeable Preferred Stock of AMFM Operating Inc.

4.3(5)         --  Indenture,  dated as of November 19, 1999,  governing  the 12 5/8% Senior  Subordinated  Exchange
                   Debentures due 2006, of AMFM Operating Inc.

4.4(6)         --  Indenture,  dated as of June 24, 1997, governing the 8 3/4% Senior Subordinated Notes due 2007 of
                   AMFM Operating Inc. (the "8 3/4% Notes Indenture").

4.5(7)         --  First Supplemental Indenture, dated as of September 5, 1997, to the 8 3/4% Notes Indenture.

4.6(8)         --  Second Supplemental Indenture, dated as of October 28, 1997, to the 8 3/4% Notes Indenture.

4.7(8)         --  Third Supplemental Indenture, dated as of August 23, 1999, to the 8 3/4% Notes Indenture.

4.8(8)         --  Fourth Supplemental Indenture, dated as of November 19, 1999, to the 8 3/4% Notes Indenture.

4.9(8)         --  Fifth Supplemental Indenture, dated as of January 18, 2000, to the 8 3/4% Notes Indenture.

4.10(9)        --  Indenture,  dated as of December 22, 1997,  governing  the 8 1/8% Senior  Subordinated  Notes due
                   2007 of AMFM Operating Inc. (the "8 1/8% Notes Indenture").

4.11(8)        --  First Supplemental Indenture, dated as of August 23, 1999, to the 8 1/8% Notes Indenture.

4.12(8)        --  Second Supplemental Indenture, dated as of November 19, 1999, to the 8 1/8% Notes Indenture.

4.13(8)        --  Third Supplemental Indenture, dated as of January 18, 2000, to the 8 1/8% Notes Indenture.

4.14(10)       --  Indenture,  dated as of  November  17,  1998,  governing  the 8%  Senior  Notes  due 2008 of AMFM
                   Operating Inc. (the "8% Notes Indenture").

4.15(8)        --  First Supplemental Indenture, dated as of August 23, 1999, to the 8% Notes Indenture.

4.16(8)        --  Second Supplemental Indenture, dated as of November 19, 1999, to the 8% Notes Indenture.

4.17(8)        --  Third Supplemental Indenture, dated as of January 18, 2000, to the 8% Notes Indenture.

4.18(11)       --  Intercompany Promissory Note between AMFM Operating Inc. and Clear Channel  Communications,  Inc.
                   dated August 30, 2000.
------------

(1) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Capstar Communications, Inc. for the quarterly period ending June 30, 1999.

(2) Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Capstar Communications, Inc. for the year ended December 31, 1998.

(3) Incorporated by reference to Exhibits to the Current Report on Form 8-K of SFX Broadcasting, Inc., filed on January 27, 1997.

(4) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of AMFM Operating Inc. filed on November 19, 1999.

(6) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company filed on July 17, 1997.

(7) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(8) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.

(9) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(10) Incorporated by reference to Exhibits to CMCLA's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(11) The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.