Form 10-Q
period 2002-06-30
AMFM OPERATING INC
filed 2002-08-13
CIK 908612

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended June 30, 2002           Commission file number 000-22486


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2002, 1,040 shares of common stock of the Registrant's common stock were outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                               AMFM OPERATING INC.

                                      INDEX

                                                                                                       Page No.
                                                                                                       -------
Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                                      3

     Consolidated Statements of Operations for the six and three months ended June 30, 2002 and 2001         5

     Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001                   6

     Notes to Consolidated Financial Statements                                                              7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         13


Part II -- Other Information

Item 6.  Exhibits and reports on Form 8-K                                                                   16

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                                                             16

     Index to Exhibits                                                                                      17

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                                June 30,              December 31,
                                                                                  2002                    2001
                                                                            --------------          --------------
Current Assets
   Cash and cash equivalents                                                $           --          $       11,352
   Accounts receivable, less allowance of $17,130 at
    June 30, 2002 and $12,883 at December 31, 2001                                 439,625                 404,778
   Prepaid expense                                                                  13,252                  15,124
   Other current assets                                                             24,688                  28,017
                                                                            --------------          --------------
Total Current Assets                                                               477,565                 459,271

Property, Plant and Equipment
   Land, buildings and improvements                                                173,815                 175,814
   Transmitter and studio equipment                                                247,190                 240,525
   Furniture and other equipment                                                   100,678                  97,510
   Construction in progress                                                         23,615                  19,109
                                                                            --------------          --------------
                                                                                   545,298                 532,958
Less accumulated depreciation                                                      (79,013)                (54,636)
                                                                            --------------          --------------
                                                                                   466,285                 478,322
Intangible Assets
   Definite-lived intangibles, net                                                 163,974                 166,662
   Indefinite-lived intangibles - licenses                                       7,285,903              16,146,201
   Goodwill                                                                      2,796,775               6,744,779

Other Assets
   Other assets                                                                     50,294                  50,712
   Other investments                                                                39,884                  49,256

                                                                            --------------          --------------
Total Assets                                                                $   11,280,680          $   24,095,203
                                                                            --------------          --------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                                June 30,              December 31,
                                                                                  2002                    2001
                                                                            --------------          --------------
Current Liabilities
   Accounts payable                                                         $       38,179          $       34,569
   Accrued interest                                                                 10,712                  18,890
   Accrued expenses                                                                104,197                 178,540
   Accrued income taxes payable to Clear Channel                                   186,805                  94,615
   Deferred income                                                                   2,205                      --
   Current portion of long-term debt                                                    --                 157,595
                                                                            --------------          --------------
     Total Current Liabilities                                                     342,098                 484,209

   Long-term debt                                                                1,268,894               1,272,133
   Clear Channel promissory note                                                   295,027                 487,190
   Deferred income taxes                                                         1,692,021               4,994,595
   Other long-term liabilities                                                     134,158                 133,255

Shareholder's Equity
   Common stock                                                                          1                       1
   Additional paid-in capital                                                   17,346,238              17,346,238
   Retained deficit                                                             (9,797,757)               (623,423)
   Accumulated other comprehensive income (loss)                                        --                   1,005
                                                                            --------------          --------------
     Total shareholder's equity                                                  7,548,482              16,723,821

                                                                            --------------          --------------
Total Liabilities and Shareholder's Equity                                  $   11,280,680          $   24,095,203
                                                                            --------------          --------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)

                                                                         Six Months Ended June 30,    Three Months Ended June 30,
                                                                         -------------------------    ---------------------------
                                                                              2002          2001          2002            2001
                                                                              ----          ----          ----            ----
Revenue                                                                 $    969,436   $   952,290    $   540,254     $  521,542

Operating expenses:
   Divisional operating expenses (excludes non-cash compensation expenses of $2,777, $8,264, $1,317 and $5,870 for the six
    months ended and three months ended June 30, 2002 and 2001,
    respectively)                                                            524,307       525,778        277,088        273,842
   Non-cash compensation expense                                               2,777         8,264          1,317          5,870
   Depreciation and amortization                                              33,947       519,976         17,337        257,899
   Corporate expenses                                                         25,112        23,064          7,248         11,196
                                                                        ------------   -----------    -----------     ----------
Operating income (loss)                                                      383,293      (124,792)       237,264        (27,265)

Interest expense                                                              61,775        96,489         29,664         49,363
Gain (loss) on sale of assets                                                     --        (1,491)            --         (4,280)
Gain (loss) on marketable securities                                           3,991       (86,359)            --        (51,000)
Other income (expense) - net                                                  18,913           800         12,526          2,679
                                                                        ------------   -----------    -----------     ----------
Income (loss) before income taxes and cumulative effect of a change in       344,422      (308,331)       220,126       (129,229)
   accounting principle
Income tax (expense) benefit                                                (139,491)       61,318        (89,151)        23,246
                                                                        ------------   -----------    -----------     ----------
Income (loss) before cumulative effect of a change in accounting             204,931      (247,013)       130,975       (105,983)
   principle

Cumulative effect of a change in accounting principle                     (9,379,265)           --             --             --
                                                                        ------------   -----------    -----------     ----------
Net income (loss)                                                         (9,174,334)     (247,013)       130,975       (105,983)

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during period                      1,470        52,613             --         63,913
     Reclassification adjustment for (gains) losses included in net
       income (loss)                                                          (2,475)       54,579             --         31,596
                                                                        ------------   -----------    -----------     ----------
Comprehensive income (loss)                                             $ (9,175,339)  $  (139,821)   $   130,975     $  (10,474)
                                                                        ------------   -----------    -----------     ----------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                       Six Months Ended June 30,
                                                                     -----------------------------
                                                                        2002               2001
                                                                        ----               ----
      Net cash provided by (used in) operating activities            $  341,863        $ (153,940)

      Cash flows from investing activities:
         (Investment in) liquidation of restricted cash                      --           318,811
         Proceeds from divestitures placed in restricted cash                --             3,000
         Proceeds from sale of marketable securities                     11,827           595,634
         Purchases of property and equipment                            (16,454)          (11,933)
         Proceeds from disposal of assets                                    --            11,667
         Acquisitions of operating assets                                (5,029)             (307)
         Acquisition of radio stations with restricted cash                  --          (191,279)
         Other                                                             (139)           36,910
                                                                     ----------        ----------

      Net cash (used in) provided by investing activities                (9,795)          762,503


      Cash flows from financing activities:
         Payments on Clear Channel promissory note                     (192,163)         (609,551)
         Payments on long-term debt                                    (151,257)               --
                                                                     ----------        ----------

      Net cash used in financing activities                            (343,420)         (609,551)

      Increase (decrease) in cash and cash equivalents                  (11,352)             (988)

      Cash and cash equivalents at beginning of period                   11,352            18,502
                                                                     ----------        ----------

      Cash and cash equivalents at end of period                     $       --        $   17,514
                                                                     ----------        ----------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

AMFM Operating Inc. (the "Company"), together with its subsidiaries, is an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc. ("Clear Channel"), a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. The Company has elected to early adopt this statement effective January 1, 2002. Management does not believe adoption of this statement materially impacted the Company's financial position or results of operations.

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

The following table presents the impact of Statement 142 on earnings net (loss) as if the standard had been in effect for the six and three months ended June 30, 2001:

      (In thousands)
                                                            Six months     Three months
                                                              ended           ended
                                                          June 30, 2001    June 30, 2001
                                                          -------------    -------------
        Adjusted Net Income (Loss):
           Reported Net Loss                              $  (247,013)      $  (105,983)
           Add Back: Goodwill Amortization                    141,760            70,930
           Add Back: License Amortization                     340,203           171,218
           Tax Impact                                        (129,277)          (65,063)
                                                          ------------------------------
        Adjusted Net Income                               $   105,673       $    71,102
                                                          ------------------------------

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

Total amortization expense from representation contracts for the three and six months ended June 30, 2002 and for the year ended December 31, 2001 was $5.0 million, $9.3 million and $15.4 million, respectively. The gross carrying value of the contracts at June 30, 2002 was $188.8 million and accumulated amortization was $24.8 million. The gross carrying value of the contracts at December 31, 2001 was $185.7 million and accumulated amortization was $19.0 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

      (In thousands)
        2003          $  18,874
        2004             17,048
        2005             16,913
        2006             15,232
        2007             11,059

Indefinite-lived Intangibles
Under the guidance in Statement 142, the Company's FCC licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually.

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on FCC licenses of approximately $5.5 billion, net of deferred tax of $3.4 billion, recorded as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The Company used the income approach to value FCC licenses, which involved estimating expected future cash flows from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th.

Goodwill
Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized an impairment of approximately $3.9 billion as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company's approach to fair valuing FCC licenses, the income approach was used to determine the fair value of the Company's reporting unit. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company's media inventory as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of the Company's reporting unit, resulting in a write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2002:

(In thousands)

Balance as of December 31, 2001        $  6,744,779
Adjustments                                 (61,083)
Impairment loss related to the
  adoption of FAS 142                    (3,886,921)
                                       ------------
Balance as of June 30, 2002            $  2,796,775
                                       ------------

Other
Statement 142 does not change the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for recognition of deferred taxes related to FCC licenses and tax-deductible goodwill. As a result of adopting Statement 142, a deferred tax benefit for the difference between book and tax amortization on the Company's FCC licenses and tax-deductible goodwill will no longer be recognized as these assets are no longer amortized for book purposes. As the majority of the Company's deferred tax liability recorded on the balance sheet relates to the difference between book and tax basis on FCC licenses, the deferred tax liability will not reverse over time unless future impairment charges are recognized on FCC licenses or the FCC licenses are sold.

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

Note 4:  RESTRUCTURING

The combined company restructured the former AMFM operations primarily during 2001. The Company communicated to all affected employees the last date of their employment. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and other operations of AMFM have either been discontinued or integrated into existing similar operations of Clear Channel. As of June 30, 2002, the restructuring has resulted in the termination of 430 employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

         (In thousands)
         Severance and lease termination costs:
            Accrual at January 1, 2002                                             $     36,310
              Payments charged against restructuring accrual                             (4,114)
                                                                                   ------------
            Remaining severance and lease termination accrual at June 30, 2002     $     32,196
                                                                                   ------------

The remaining severance and lease accrual is comprised of $23.8 million of severance and $8.4 million of lease termination. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next five years. During the first half of 2002, $3.4 million was paid and charged to the restructuring reserve related to severance. The Company made adjustments to finalize the purchase price allocation related to the AMFM merger during 2001. Any potential excess reserves will be recorded as an adjustment to the purchase price.

Note 5:  CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    The Clear Channel promissory note and long-term debt consists of the following:

              (In millions)

                                                         June 30,        December 31,
                                                           2002             2001
                                                           ----             ----
      Clear Channel Promissory Note                   $     295.0      $       487.2
                                                      -----------      -------------
      Long-Term Debt:
        8% Senior Notes                                     692.2              693.4
        8.125% Notes                                        381.5              382.7
        8.75% Notes                                         195.2              196.0
        12.625% Notes                                          --              157.1
        Other                                                  --                 .5
                                                      -----------      -------------
                                                          1,268.9            1,429.7
        Less: Current portion                                  --              157.6
                                                      -----------      -------------
            Total long-term debt (a)                  $   1,268.9      $     1,272.1
                                                      -----------      -------------

(a) Includes $48.0 million and $66.5 million as of June 30, 2002 and December 31, 2001, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel.

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

12.625% Notes

On January 15, 2002, the Company redeemed all of the outstanding 12.625% Debentures originally issued under the Company's prior name, SFX Broadcasting, Inc. At December 31, 2001 the face value of these notes was $141.8 million and the unamortized fair value purchase accounting adjustment premium was $15.3 million. The 12.625% debentures were redeemed for $150.8 million plus accrued interest. The redemption resulted in a gain of $6.3 million recorded in other income (expense) - net.

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

We have guaranteed certain Clear Channel debt obligations, including a reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion 364-day revolving credit facility with outstanding balances at June 30, 2002 of $795.0 million, $570.8 million and $0, respectively. At June 30, 2002, the contingent liability under these guarantees was limited to $1.0 billion.

At June 30, 2002, the Company was in compliance with all debt covenants. The Company expects to remain in compliance throughout 2002. The Company has no scheduled maturities of long-term debt until 2007.

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

(In thousands)                           Radio
                                      Broadcasting         Other          Corporate       Eliminations     Consolidated
                                      ------------         -----          ---------       ------------     ------------
Six months ended June 30, 2002
------------------------------
Revenue                              $      894,003   $       90,012   $           --    $      (14,579)  $      969,436
Divisional operating expenses               459,020           79,866               --           (14,579)         524,307
Non-cash compensation                         2,777               --               --                --            2,777
Depreciation and amortization                20,545           12,052            1,350                --           33,947
Corporate expenses                               --               --           25,112                --           25,112
                                     --------------   --------------   --------------    --------------   --------------
Operating income (loss)              $      411,661   $       (1,906)  $      (26,462)   $           --   $      383,293
                                     --------------   --------------   --------------    --------------   --------------

Identifiable assets                  $   10,909,161   $      291,548   $       79,971    $           --   $   11,280,680

Three months ended June 30, 2002
--------------------------------
Revenue                              $      499,050   $       49,560   $           --    $       (8,356)  $      540,254
Divisional operating expenses               244,944           40,500               --            (8,356)         277,088
Non-cash compensation                         1,317               --               --                --            1,317
Depreciation and amortization                10,434            6,361              542                --           17,337
Corporate expenses                               --               --            7,248                --            7,248
                                     --------------   --------------   --------------    --------------   --------------
Operating income (loss)              $      242,355   $        2,699   $       (7,790)   $           --   $      237,264
                                     --------------   --------------   --------------    --------------   --------------

Six months ended June 30, 2001
------------------------------
Revenue                              $      867,544   $       96,776   $           --    $      (12,030)  $      952,290
Divisional operating expenses               456,081           81,727               --           (12,030)         525,778
Non-cash compensation                         8,264               --               --                --            8,264
Depreciation and amortization               368,624            7,894          143,458                --          519,976
Corporate expenses                               --               --           23,064                --           23,064
                                     --------------   --------------   --------------    --------------   --------------
Operating income (loss)              $       34,575   $        7,155   $     (166,522)   $           --   $     (124,792)
                                     --------------   --------------   --------------    --------------   --------------

Identifiable assets                  $   24,159,144   $      263,526   $      497,455    $           --   $   24,920,125

Three months ended June 30, 2001
--------------------------------
Revenue                              $      478,846   $       49,937   $           --    $       (7,241)  $      521,542
Divisional operating expenses               241,134           39,949               --            (7,241)         273,842
Non-cash compensation                         5,870               --               --                --            5,870
Depreciation and amortization               182,229            4,110           71,560                --          257,899
Corporate expenses                               --               --           11,196                --           11,196
                                     --------------   --------------   --------------    --------------   --------------
Operating income (loss)              $       49,613   $        5,878   $      (82,756)   $           --   $      (27,265)
                                     --------------   --------------   --------------    --------------   --------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 2002 to Three and Six Months Ended June 30, 2001 is as follows:

Consolidated

(In thousands)
                                    Three Months Ended June 30,       %            Six Months Ended June 30,      %
                                  ------------------------------                 -----------------------------
                                      2002              2001       Change            2002            2001      Change
                                      ----              ----       ------            ----            ----      ------
Revenue                           $    540,254     $     521,542      4%         $    969,436    $    952,290     2%
Divisional Operating Expenses          277,088           273,842      1%              524,307         525,778    (0%)

     Revenue increased $18.7 million and $17.1 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively. During the six months ended June 30, 2002, we continued to see positive effects from the increased number of sales and marketing people and reorganization of our radio business that occurred during the latter part of 2001. These initiatives helped to create more demand on our advertising inventory, which in turn has improved rates in some of our markets.

     As we progressed through the first six months of the current year, we experienced sequential improvement in radio revenues. This improvement was partially spurred by the rebound in the radio industry as advertising dollars continue to return to the medium. We believe we are poised to benefit from the reorganization we initiated in our radio business and to take advantage of our market leadership position.

     Our revenue increased across all of our revenue categories, with national and local revenue up 4% and 3%, respectively, in the second quarter of 2002 as compared to the same period of the prior year. For the first six months of the year, national and local revenue were up 3% and 1%, respectively, as compared to the same time period of the prior year. These two categories represent approximately 88% of our total radio revenue. We also saw growth in our barter revenue during the second quarter of 2002.

     Growth from our revenue derived from national advertising outpaced growth from local advertising. Both categories benefited from the increased demand on our advertising inventory that began during the first quarter of this year. Similar with the first quarter of 2002, we continued to see improvement in national accounts such as retail, consumer products, auto, telecom/utility, and fast food.

     Divisional operating expenses increased $3.2 million for the three months ended June 30, 2002 as compared to the same period of 2001. This increase was primarily due to increased expenses within our syndicated radio programs. Divisional operating expenses decreased $1.5 million in the first six months of 2002 compared to the same period of 2001 as a result of reductions in promotional related spending within our radio markets during the first six months of 2002.

Other Income and Expense Information

     Non-cash compensation expense relates to unvested stock options granted to AMFM employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $5.0 million during the remaining vesting period.

     Depreciation and amortization expense decreased $240.6 million and $486.0 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively. Upon our adoption of FAS 142 on January 1, 2002, we no longer amortize goodwill and FCC licenses. For the three and six months ended June 30, 2001, goodwill and FCC license amortization was approximately $242.1 million and $482.0 million, respectively.

     Corporate expenses increased $2.0 million for the six months ended June 30, 2002 from the same period of 2001, primarily resulting from additional sales force hired in late 2001. Clear Channel's methodology of allocating corporate expense is based on head count, thus increasing the corporate allocation.

     Interest expense was $29.7 million and $49.4 million for the three months ended June 30, 2002 and 2001 respectively, a decrease of $19.7 million, or 40%. The decrease is due to the January 15, 2002 redemption of all of the outstanding 12.625% Debentures as well as a decrease in the balance of the Clear Channel Promissory Note.

     The gain on sale of marketable securities for the six months ended June 30, 2002 of $4.0 million is related to the sale of 791,000 shares of Entravision Corporation.

     Income tax expense was $89.2 million and $139.5 million for the three and six months ended June 30, 2002, respectively, compared to a benefit of $23.2 million and $61.3 million for the three and six months ended June 30, 2001, respectively. Income taxes for the six months ended June 30, 2002 and 2001 were provided at the federal and state statutory rates adjusted for the effects of permanent tax items. During the six months ended June 30, 2001, as a result of our large amounts of non-deductible goodwill amortization, our effective tax rate was adversely impacted. As we no longer amortize goodwill, our effective rate for the six months ended June 30, 2002, more closely approximates our statutory tax rates.

     Income (loss) before cumulative effect of a change in accounting principle for the three and six months ended June 30, 2002 was income of $131.0 million and $204.9 million, respectively, as compared to loss of $106.0 million and $247.0 million for the same periods of 2001, respectively. Income (loss) before cumulative effect of a change in accounting principle for the three and six months ended June 30, 2001, if we had adopted Statement 142 as of January 1, 2001, would have been income of $71.1 million and $105.7 million, respectively.

     The loss recorded as a cumulative effect of a change in accounting principle during the first six months of 2002 relates to our adoption of Statement 142 on January 1, 2002. Statement 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash impairment charge of approximately $3.9 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax impairment charge on our FCC licenses of approximately $5.5 billion.

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

Risks Regarding Forward Looking Statements

     Except for the historical information, this report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including expansion of market share; availability of capital resources; and expected changes in radio industry advertising revenues; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could have an adverse effect upon our financial performance. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

     A wide range of factors could materially affect future developments and performance, including:

.. the impact of general economic conditions and political developments in the U.S. and in other countries in which we currently do business;

..  competition and general conditions in the radio broadcasting industry;

..  shifts in population and other demographics;

..  fluctuations in operating costs;

..  technological changes and innovations;

..  changes in labor conditions;

..  capital expenditure requirements;

..  litigation settlements;

.. legislative or regulatory requirements, including the policies of the FCC, DOJ and FTC with respect to the conduct of our business;

..  legislative proposals;

..  interest rates;

..  the effect of leverage on our financial position and earnings;

..  taxes; and

..  certain other factors set forth in our SEC filings, including our Annual
   Report on Form 10-K for the year ended December 31, 2001.

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

                                             AMFM OPERATING INC.




August 13, 2002                              /s/ RANDALL T. MAYS
                                             ------------------------
                                             Randall T. Mays
                                             Executive Vice President and
                                             Chief Financial Officer

August 13, 2002                              /s/ HERBERT W. HILL, JR.
                                             ------------------------
                                             Herbert W. Hill, Jr.
                                             Senior Vice President and
                                             Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                    DESCRIPTION OF EXHIBIT
-------                                  ----------------------

3.1(1)   --  Amended and Restated Certificate of Incorporation of AMFM Operating
             Inc.

3.2(2)   --  Bylaws of AMFM Operating Inc.

4.1(3)   --  Certificate of Designation for 12 5/8% Series E Cumulative
             Exchangeable Preferred Stock of AMFM Operating Inc.

4.2(4)   --  Certificate of Amendment to Certificate of Designation for 12 5/8%
             Series E Cumulative Exchangeable Preferred Stock of AMFM Operating
             Inc.

4.3(5)   --  Indenture, dated as of November 19, 1999, governing the 12 5/8%
             Senior Subordinated Exchange Debentures due 2006, of AMFM Operating
             Inc.

4.4(6)   --  Indenture, dated as of June 24, 1997, governing the 8 3/4% Senior
             Subordinated Notes due 2007 of AMFM Operating Inc. (the "8 3/4%
             Notes Indenture").

4.5(7)   --  First Supplemental Indenture, dated as of September 5, 1997, to the
             8 3/4% Notes Indenture.

4.6(8)   --  Second Supplemental Indenture, dated as of October 28, 1997, to the
             8 3/4% Notes Indenture.

4.7(8)   --  Third Supplemental Indenture, dated as of August 23, 1999, to the 8
             3/4% Notes Indenture.

4.8(8)   --  Fourth Supplemental Indenture, dated as of November 19, 1999, to the 8 3/4% Notes Indenture.

4.9(8)   --  Fifth Supplemental Indenture, dated as of January 18, 2000, to the
             8 3/4% Notes Indenture.

4.10(9)  --  Indenture, dated as of December 22, 1997, governing the 8 1/8%
             Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the "8 1/8% Notes Indenture").

4.11(8)  --  First Supplemental Indenture, dated as of August 23, 1999, to the 8
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
             8% Notes Indenture.

4.18(11) --  Intercompany Promissory Note between AMFM Operating Inc. and Clear
             Channel Communications, Inc. dated August 30, 2000.

99.1     --  Certification of Chief Executive Officer and Chief Financial
             Officer of AMFM Operating Inc.

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