Form 10-Q
period 2002-09-30
AMFM OPERATING INC
filed 2002-11-14
CIK 908612

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
  September 30, 2002                                           000-22486


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2002, 1,040 shares of common stock of the Registrant's common stock were outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                               AMFM OPERATING INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at September 30, 2002 and
      December 31, 2001                                                    3

     Consolidated Statements of Operations for the nine and
      three months ended September 30, 2002 and 2001                       5

     Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2002 and 2001                                          6

     Notes to Consolidated Financial Statements                            7

     Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 13

     Item 4.  Controls and Procedures                                     15


Part II -- Other Information

     Item 6.  Exhibits and Reports on Form 8-K                            16

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                           16

     Certification                                                        17

     Index to Exhibits                                                    19

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                              September 30,              December 31,
                                                                                  2002                       2001
                                                                               (Unaudited)                (Audited)
                                                                            -----------------          -----------------
Current Assets
   Cash and cash equivalents                                                $             --           $          11,352
   Accounts receivable, less allowance of $15,710 at
      September 30, 2002 and $12,883 at December 31, 2001                             426,844                    404,778
   Prepaid expense                                                                     16,876                     15,124
   Other current assets                                                                19,391                     28,017
                                                                            -----------------          -----------------
Total Current Assets                                                                  463,111                    459,271

Property, Plant and Equipment
   Land, buildings and improvements                                                   179,955                    175,814
   Transmitter and studio equipment                                                   252,973                    240,525
   Furniture and other equipment                                                      103,137                     97,510
   Construction in progress                                                            19,360                     19,109
                                                                            -----------------          -----------------
                                                                                      555,425                    532,958
Less accumulated depreciation                                                         (91,736)                   (54,636)
                                                                            -----------------          -----------------
                                                                                      463,689                    478,322
Intangible Assets
   Definite-lived intangibles, net                                                    161,098                    166,662
   Indefinite-lived intangibles - licenses                                          7,285,007                 16,146,201
   Goodwill                                                                         2,794,642                  6,744,779

Other Assets
   Other assets                                                                        43,039                     50,712
   Other investments                                                                   39,884                     49,256

                                                                            -----------------          -----------------
Total Assets                                                                $      11,250,470          $      24,095,203
                                                                            -----------------          -----------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                              September 30,              December 31,
                                                                                  2002                       2001
                                                                               (Unaudited)                (Audited)
                                                                            -----------------          -----------------
Current Liabilities
   Accounts payable                                                         $          31,299          $          34,569
   Accrued interest                                                                    35,593                     18,890
   Accrued expenses                                                                    96,517                    178,540
   Accrued income taxes payable to Clear Channel                                      229,197                     94,615
   Deferred income                                                                      1,670                       --
   Current portion of long-term debt                                                     --                      157,595
                                                                            -----------------          -----------------
     Total Current Liabilities                                                        394,276                    484,209

   Long-term debt                                                                   1,267,230                  1,272,133
   Clear Channel promissory note                                                       60,719                    487,190
   Deferred income taxes                                                            1,728,518                  4,994,595
   Other long-term liabilities                                                        135,335                    133,255

Shareholder's Equity
   Common stock                                                                             1                          1
   Additional paid-in capital                                                      17,346,238                 17,346,238
   Retained deficit                                                                (9,681,847)                  (623,423)
   Accumulated other comprehensive income                                                --                        1,005
                                                                            -----------------          -----------------
     Total shareholder's equity                                                     7,664,392                 16,723,821

                                                                            -----------------          -----------------
Total Liabilities and Shareholder's Equity                                  $      11,250,470          $      24,095,203
                                                                            -----------------          -----------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           Nine Months Ended               Three Months Ended
                                                                             September 30,                    September 30,
                                                                     ------------------------------   -----------------------------
                                                                          2002           2001              2002           2001
                                                                          ----           ----              ----           ----
Revenue                                                              $    1,490,231  $   1,435,446    $      520,795  $     483,156

Operating expenses:
   Divisional operating expenses (excludes non-cash compensation expenses of $3,681, $10,623, $904 and $2,359 for the
     nine months ended and three months ended September 30, 2002
     and 2001, respectively)                                                790,288        793,573           265,981        267,795
   Non-cash compensation expense                                              3,681         10,623               904          2,359
   Depreciation and amortization                                             53,709        775,443            19,762        255,467
   Corporate expenses                                                        39,772         34,729            14,660         11,665
                                                                     --------------  -------------    --------------  -------------
Operating income (loss)                                                     602,781       (178,922)          219,488        (54,130)

Interest expense                                                             88,113        139,439            26,338         42,950
Gain (loss) on sale of assets                                                    --             --                --          1,491
Gain (loss) on marketable securities                                          3,991        (86,359)               --             --
Other income (expense) - net                                                 20,571          5,424             1,658          4,624
                                                                     --------------  -------------    --------------  -------------
Income (loss) before income taxes and cumulative effect of a
   change in accounting principle                                           539,230       (399,296)          194,808        (90,965)
Income tax (expense) benefit                                               (218,389)        68,399           (78,898)         7,081
                                                                     --------------  -------------    --------------  -------------
Income (loss) before cumulative effect of a change in accounting            320,841       (330,897)          115,910        (83,884)
   principle

Cumulative effect of a change in accounting principle                    (9,379,265)            --                --             --
                                                                     --------------  -------------    --------------  -------------
Net income (loss)                                                        (9,058,424)      (330,897)          115,910        (83,884)

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during period                     1,470        (37,139)               --        (89,752)
     Reclassification adjustment for (gains) losses included in net
       income (loss)                                                         (2,475)        54,579                --             --
                                                                     --------------  -------------    --------------  -------------
Comprehensive income (loss)                                          $   (9,059,429) $    (313,457)   $      115,910  $    (173,636)
                                                                     --------------  -------------    --------------  -------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF cash flows
                                   (UNAUDITED)
                                 (In thousands)

                                                                        Nine Months Ended September 30,
                                                                     ------------------------------------
                                                                           2002                 2001
                                                                           ----                 ----
      Net cash provided by (used in) operating activities            $      589,012        $      (50,328)

      Cash flows from investing activities:
         (Investment in) liquidation of restricted cash                          --               320,485
         (Increase) decrease in notes receivable, net                            --                 4,575
         Proceeds from divestitures placed in restricted cash                    --                 3,000
         Proceeds from sale of marketable securities                         11,827               595,634
         Purchases of property and equipment                                (26,893)              (41,557)
         Proceeds from disposal of assets                                        --                14,242
         Acquisitions of operating assets                                    (7,432)               (5,541)
         Acquisition of radio stations with restricted cash                      --              (191,929)
         Other                                                                 (137)                 (299)
                                                                     --------------        --------------

      Net cash (used in) provided by investing activities                   (22,635)              698,610

      Cash flows from financing activities:
         Payments on Clear Channel promissory note                         (426,471)             (650,221)
         Payments on long-term debt                                        (151,258)                 (175)
                                                                     --------------        --------------

      Net cash used in financing activities                                (577,729)             (650,396)

      Decrease in cash and cash equivalents                                 (11,352)               (2,114)

      Cash and cash equivalents at beginning of period                       11,352                18,502
                                                                     --------------        --------------

      Cash and cash equivalents at end of period                     $           --        $       16,388
                                                                     --------------        --------------

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

The following table presents the impact of Statement 142 on earnings net (loss) as if the standard had been in effect for the nine and three months ended September 30, 2001:

       (In thousands)

                                                       Nine months ended         Three months ended
                                                       September 30, 2001         September 30, 2001
                                                       ------------------        -------------------
        Adjusted Net Income (Loss):
           Reported Net Loss                               $  (330,897)            $   (83,884)
           Add Back: Goodwill Amortization                     212,922                  71,162
           Add Back: License Amortization                      511,506                 171,303
           Tax Impact                                         (194,372)                (65,095)
                                                       ------------------        -------------------
        Adjusted Net Income                                $   199,159             $    93,486
                                                       ------------------        -------------------

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

Total amortization expense from representation contracts for the three and nine months ended September 30, 2002 and for the year ended December 31, 2001 was $4.9 million, $14.2 million and $15.4 million, respectively. The gross carrying value of the contracts at September 30, 2002 was $190.8 million and accumulated amortization was $29.7 million. The gross carrying value of the contracts at December 31, 2001 was $185.7 million and accumulated amortization was $19.0 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

       (In thousands)
        2003             $  24,437
        2004                22,863
        2005                19,547
        2006                17,226
        2007                11,631

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

Goodwill
Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized an impairment of approximately $3.9 billion as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company's approach to fair valuing FCC licenses, the income approach was used to determine the fair value of the Company's reporting unit. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company's media inventory as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of the Company's reporting unit, resulting in a write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002:

(In thousands)

Balance as of December 31, 2001        $  6,744,779
Adjustments                                 (63,216)
Impairment loss related to the
  adoption of FAS 142                    (3,886,921)
                                       ------------
Balance as of September 30, 2002       $  2,794,642
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

Note 4:  RESTRUCTURING

The combined company restructured the former AMFM operations primarily during 2001. The Company communicated to all affected employees the last date of their employment. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and other operations of AMFM have either been discontinued or integrated into existing similar operations of Clear Channel. As of September 30, 2002, the restructuring has resulted in the termination of 430 employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

         (In thousands)
         Severance and lease termination costs:
            Accrual at January 1, 2002                                                   $     36,310
              Payments charged against restructuring accrual                                   (5,409)
                                                                                      -------------------
            Remaining severance and lease termination accrual at September 30, 2002      $     30,901
                                                                                      -------------------

The remaining severance and lease accrual is comprised of $22.9 million of severance and $8.0 million of lease termination obligations. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next five years. During the nine months ended September 30, 2002, $4.3 million was paid and charged to the restructuring reserve related to severance. As the Company made adjustments to finalize the purchase price allocation related to the AMFM merger during 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

Note 5:  CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    The Clear Channel promissory note and long-term debt consists of the following:

        (In millions)
                                                            September 30,             December 31,
                                                                 2002                     2001
                                                                 ----                     ----
        Clear Channel Promissory Note                       $         60.7           $       487.2
                                                            ---------------          ----------------
        Long-Term Debt:
          8% Senior Notes                                            691.5                   693.4
          8.125% Notes                                               380.8                   382.7
          8.75% Notes                                                194.9                   196.0
          12.625% Notes                                                --                    157.1
          Other                                                        --                       .5
                                                            ---------------          ----------------
                                                                   1,267.2                 1,429.7
          Less:  Current portion                                       --                    157.6
                                                            ---------------          ----------------
                  Total long-term debt (a)                  $      1,267.2           $     1,272.1
                                                            ---------------          ----------------

(a) Includes $46.3 million and $66.5 million as of September 30, 2002 and December 31, 2001, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel.

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

We have guaranteed certain Clear Channel debt obligations, including a reducing revolving long-term line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion three-year term loan with outstanding balances at September 30, 2002 of $127.0 million, $19.5 million and $1.5 billion, respectively. At September 30, 2002, the contingent liability under these guarantees was limited to $1.2 billion.

At September 30, 2002, the Company was in compliance with all debt covenants. The Company expects to remain in compliance throughout 2002. The Company has no scheduled maturities of long-term debt until 2007.

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


(In thousands)                           Radio
                                      Broadcasting         Other          Corporate       Eliminations     Consolidated
                                     --------------   --------------   --------------    --------------  ---------------
Nine months ended September 30, 2002
------------------------------------
Revenue                              $    1,370,156   $      142,500   $           --    $      (22,425)  $    1,490,231
Divisional operating expenses               690,505          122,208               --           (22,425)         790,288
Non-cash compensation                         3,681               --               --                --            3,681
Depreciation and amortization                33,410           18,273            2,026                --           53,709
Corporate expenses                               --               --           39,772                --           39,772
                                     --------------   --------------   --------------    --------------  ---------------
Operating income (loss)              $      642,560   $        2,019   $      (41,798)   $           --   $      602,781
                                     --------------   --------------   --------------    --------------  ---------------

Identifiable assets                  $   10,888,326   $      283,843   $       78,301    $           --   $   11,250,470

Three months ended September 30, 2002
-------------------------------------
Revenue                              $      476,154   $       52,487   $           --    $       (7,846)  $      520,795
Divisional operating expenses               231,485           42,342               --            (7,846)         265,981
Non-cash compensation                           904               --               --                --              904
Depreciation and amortization                12,865            6,221              676                --           19,762
Corporate expenses                               --               --           14,660                --           14,660
                                     --------------   --------------   --------------    --------------  ---------------
Operating income (loss)              $      230,900   $        3,924   $      (15,336)   $           --   $      219,488
                                     --------------   --------------   --------------    --------------  ---------------

Nine months ended September 30, 2001
------------------------------------
Revenue                              $    1,305,079   $      146,779   $           --    $      (16,412)  $    1,435,446
Divisional operating expenses               685,917          124,068               --           (16,412)         793,573
Non-cash compensation                        10,623               --               --                --           10,623
Depreciation and amortization               546,357           14,103          214,983                --          775,443
Corporate expenses                               --               --           34,729                --           34,729
                                     --------------   --------------   --------------    --------------  ---------------
Operating income (loss)              $       62,182   $        8,608   $     (249,712)   $           --   $     (178,922)
                                     --------------   --------------   --------------    --------------  ---------------

Identifiable assets                  $   23,964,283   $      303,881   $      341,978    $           --   $   24,610,142

Three months ended September 30, 2001
-------------------------------------
Revenue                              $      437,535   $       50,003   $           --    $       (4,382)  $      483,156
Divisional operating expenses               229,836           42,341               --            (4,382)         267,795
Non-cash compensation                         2,359               --               --                --            2,359
Depreciation and amortization               106,904            6,209          142,354                --          255,467
Corporate expenses                               --               --           11,665                --           11,665
                                     --------------   --------------   --------------    --------------  ---------------
Operating income (loss)              $       98,436   $        1,453   $     (154,019)   $           --   $      (54,130)
                                     --------------   --------------   --------------    --------------  ---------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended September 30, 2002 to Three and Nine Months Ended September 30, 2001 is as follows:

Consolidated
(In thousands)                      Three Months Ended September 30,               Nine Months Ended September 30,
                                    --------------------------------       %       -------------------------------       %
                                        2002                 2001       Change        2002                 2001       Change
                                        ----                 ----       ------        ----                 ----       ------
Revenue                           $     520,795         $     483,156     8%     $   1,490,231        $   1,435,446     4%
Divisional Operating Expenses           265,981               267,795    (1%)          790,288              793,573    (0%)

          Revenue increased $37.6 million and $54.8 million for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively. We experienced broad based revenue increases for the third quarter. Growth occurred across our large and small market clusters and in national and local sales. This growth was spurred by growth in our auto, retail, telecom/utility, consumer products and entertainment advertising categories. As we have progressed through the year, we have seen more of our advertising categories contribute to the revenue gains, which have fueled the growth across our markets. Our national and local revenues grew 15% and 9% respectively, for the three months ended September 30, 2002 and 7% and 4%, respectively, for the nine months ended September 30, 2002 as compared to the same periods of 2001.

         Divisional operating expenses decreased $1.8 million and $3.3 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods of 2001. These decreases are primarily attributable to decreases in operating expenses associated with our digital audio software supply business. However, this decrease was partially offset by increases in radio commission and sports rights expenses as well as various operating expenses from our syndicated radio business.

Other Income and Expense Information

         Non-cash compensation expense relates to unvested stock options granted to AMFM employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $4.0 million during the remaining vesting period.

         Depreciation and amortization expense decreased $235.7 million and $721.7 million for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively. Upon our adoption of FAS 142 on January 1, 2002, we no longer amortize goodwill and FCC licenses. For the three and nine months ended September 30, 2001, goodwill and FCC license amortization was approximately $242.5 million and $724.4 million, respectively.

         Corporate expenses increased $5.0 million for the nine months ended September 30, 2002 from the same period of 2001, primarily resulting from additional sales force hired in late 2001. Clear Channel's methodology of allocating corporate expense is based on head count, thus increasing the corporate allocation.

         Interest expense was $26.3 million and $43.0 million for the three months ended September 30, 2002 and 2001 respectively, a decrease of $16.7 million, or 39%. The decrease is due to the January 15, 2002 redemption of all of the outstanding 12.625% Debentures as well as a decrease in the balance of the Clear Channel Promissory Note.

         The gain on sale of marketable securities for the nine months ended September 30, 2002 of $4.0 million is related to the sale of 791,000 shares of Entravision Corporation. The loss on marketable securities for the nine months ended September 30, 2001 of $86.4 million is comprised of a loss of $78.7 million related to the sale of 14.5 million shares of Lamar Advertising Company and a loss of $7.7 million related to a write-down of an investment.

         Income tax expense was $78.9 million and $218.4 million for the three and nine months ended September 30, 2002, respectively, compared to a benefit of $7.1 million and $68.4 million for the three and nine months ended September 30, 2001, respectively. Income taxes for the nine months ended September 30, 2002 and 2001 were provided at the federal and state statutory rates adjusted for the effects of permanent tax items. During the nine months ended September 30, 2001, as a result of our large amounts of non-deductible goodwill amortization, our effective tax rate was adversely impacted. As we no longer amortize goodwill, our effective rate for the nine months ended September 30, 2002, more closely approximates our statutory tax rates.

         Income (loss) before cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 was income of $115.9 million and $320.8 million, respectively, as compared to loss of $83.9 million and $330.9 million for the same periods of 2001, respectively. Income
(loss) before cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2001, if we had adopted Statement 142 as of January 1, 2001, would have been income of $93.5 million and $199.2 million, respectively.

         The loss recorded as a cumulative effect of a change in accounting principle during the first nine months of 2002 relates to our adoption of Statement 142 on January 1, 2002. Statement 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash impairment charge of approximately $3.9 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax impairment charge on our FCC licenses of approximately $5.5 billion.

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

Risks Regarding Forward Looking Statements

         Except for the historical information, this report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including expansion of market share, availability of capital resources, and expected changes in radio industry advertising revenues, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could have an adverse effect upon our financial performance. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

         A wide range of factors could materially affect future developments and performance, including:

o the impact of general economic conditions and political developments in the U.S. and in other countries in which we currently do business;
o    competition and general conditions in the radio broadcasting industry;
o    shifts in population and other demographics;
o    industry conditions, including competition;
o    fluctuations in operating costs;
o    technological changes and innovations;
o    changes in labor conditions;
o    capital expenditure requirements;
o    litigation settlements;

o    legislative or regulatory requirements;
o    legislative proposals;
o    interest rates;
o    the effect of leverage on our financial position and earnings;
o    taxes; and
o certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.


ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

Part II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See Exhibit Index on Page 19
         (b)  Reports on Form 8-K

              NONE

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMFM OPERATING INC.




November 13, 2002                         /s/ RANDALL T. MAYS
                                          ----------------------------
                                          Randall T. Mays
                                          Executive Vice President and
                                          Chief Financial Officer


November 13, 2002                         /s/ HERBERT W. HILL, JR.
                                          ----------------------------
                                          Herbert W. Hill, Jr.
                                          Senior Vice President and
                                          Chief Accounting Officer

Certification

I, L. Lowry Mays, Chairman and Chief Executive Officer of AMFM Operating Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of AMFM Operating Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ L. LOWRY MAYS
--------------------------------------
L. Lowry Mays
Chairman and Chief Executive Officer

Certification

I, Randall T. Mays, Executive Vice President and Chief Financial Officer of AMFM Operating Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of AMFM Operating Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ RANDALL T. MAYS
--------------------------------------
Randall T. Mays
Executive Vice President and
 Chief Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT
     NO.                                 DESCRIPTION OF EXHIBIT
--------------                           ----------------------

3.1(1)         --  Amended and Restated Certificate of Incorporation of AMFM
                   Operating Inc.

3.2(2)         --  Bylaws of AMFM Operating Inc.

4.1(3)         --  Certificate of Designation for 12 5/8% Series E Cumulative
                   Exchangeable Preferred Stock of AMFM Operating Inc.

4.2(4)         --  Certificate of Amendment to Certificate of Designation
                   for 12 5/8% Series E Cumulative Exchangeable Preferred Stock of AMFM Operating Inc.

4.3(5)         --  Indenture, dated as of November 19, 1999, governing the
                   12 5/8% Senior Subordinated Exchange Debentures due 2006, of
                   AMFM Operating Inc.

4.4(6)         --  Indenture, dated as of June 24, 1997, governing the 8 3/4%
                   Senior Subordinated Notes due 2007 of AMFM Operating Inc.
                   (the "8 3/4% Notes Indenture").

4.5(7)         --  First Supplemental Indenture, dated as of September 5, 1997, to the 8 3/4% Notes Indenture.

4.6(8)         --  Second Supplemental Indenture, dated as of October 28, 1997, to the 8 3/4% Notes Indenture.

4.7(8)         --  Third Supplemental Indenture, dated as of August 23, 1999, to the 8 3/4% Notes Indenture.

4.8(8)         --  Fourth Supplemental Indenture, dated as of November 19, 1999, to the 8 3/4% Notes Indenture.

4.9(8)         --  Fifth Supplemental Indenture, dated as of January 18, 2000, to the 8 3/4% Notes Indenture.

4.10(9)        --  Indenture, dated as of December 22, 1997, governing the
                   8 1/8% Senior Subordinated Notes due 2007 of AMFM Operating
                   Inc.(the "8 1/8% Notes Indenture").

4.11(8)        --  First Supplemental Indenture, dated as of August 23, 1999, to the 8 1/8% Notes Indenture.

4.12(8)        --  Second Supplemental Indenture, dated as of November 19, 1999, to the 8 1/8% Notes Indenture.

4.13(8)        --  Third Supplemental Indenture, dated as of January 18, 2000, to the 8 1/8% Notes Indenture.

4.14(10)       --  Indenture, dated as of November 17, 1998, governing the 8%
                   Senior Notes due 2008 of AMFM Operating Inc.(the "8% Notes
                   Indenture").

4.15(8)        --  First Supplemental Indenture, dated as of August 23, 1999, to the 8% Notes Indenture.

4.16(8)        --  Second Supplemental Indenture, dated as of November 19, 1999, to the 8% Notes Indenture.

4.17(8)        --  Third Supplemental Indenture, dated as of January 18, 2000, to the 8% Notes Indenture.

4.18(11)       --  Intercompany Promissory Note between AMFM Operating Inc. and
                   Clear Channel Communications, Inc. dated August 30, 2000.

99.1           --  Certification of Chief Executive Officer of AMFM Operating
                   Inc.

99.2           --  Certification of Chief Financial Officer of AMFM Operating
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