Form 10-K
period 2002-12-31
AMFM OPERATING INC
filed 2003-03-31
CIK 908612

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

                   For the fiscal year ended December 31, 2002

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

                                   ----------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

    AMFM Operating Inc. is a wholly-owned subsidiary of Clear Channel Communications, Inc., and there is no market for the Registrant's common stock. As of March 28, 2003, 1,040 shares of the Registrant's common stock were outstanding.

    The Registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction I(1)(a) and (b) of Form 10-K.



================================================================================

                                TABLE OF CONTENTS

                                                      PART I                                          Page
Item 1.        Business..........................................................................        3
Item 2.        Properties........................................................................        4
Item 3.        Legal Proceedings.................................................................        4
Item 4.        Submission of Matters to a Vote of Security Holders...............................        4
                                                     PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.............        5
Item 6.        Selected Consolidated Financial Data..............................................        5
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................        5
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk........................        7
Item 8.        Financial Statements and Supplementary Data.......................................        8
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure......................................................................       29
                                                     PART III
Item 10.       Directors and Executive Officers of the Registrant................................       30
Item 11.       Executive Compensation............................................................       30
Item 12.       Security Ownership of Certain Beneficial Owners and Management....................       30
Item 13.       Certain Relationships and Related Transactions....................................       30
Item 14.       Controls and Procedures...........................................................       30
Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................       30

                                     PART I

ITEM 1. Business

(Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)

General

    AMFM Operating Inc., together with its subsidiaries, ("AMFM Operating" or the "Company") is an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc. ("Clear Channel"), a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. As of December 31, 2002 we owned or operated 530 radio stations in 127 markets in the United States. Our operations also include Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for our portfolio of stations, and a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

Radio Broadcasting

         Radio Stations

    Our portfolio of radio stations is geographically diversified and employs a wide variety of programming formats. A station's format can be important in determining the size and characteristics of its listening audience. Advertisers often tailor their advertisements to appeal to selected population or demographic segments.

    Most of our radio broadcasting revenue is generated from the sale of national and local advertising. Additional revenue is generated from network compensation and event payments, barter and other miscellaneous transactions. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations and other media competing in the market and the relative demand for radio in any given market.

    Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. We determine the number of advertisements broadcast hourly to maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

    Our radio broadcasting results are dependent on a number of factors, including the general strength of the economy, ability to provide popular programming, relative efficiency of radio broadcasting compared to other advertising media, signal strength, technological capabilities and governmental regulations and policies.

         Other Radio Operations

    Our radio operations also include a national radio network, which broadcasts advertising and syndicated programming shows to a national audience. The national radio network's syndicated programming shows include, among others, American Top 40 with Casey Kasem, The Bob & Tom Morning Show and special events such as horse racing's Triple Crown, which includes the Kentucky Derby. The operations of our national radio networks have been integrated into Premiere Radio Networks, Clear Channel's radio syndication business.

Other Operations

    Katz is a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz represents over 2,500 radio stations and 350 television stations.

    Katz generates revenues primarily through contractual commissions realized from the sale of national spot advertising airtime. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz represents its media clients pursuant to media representation contracts, which typically have initial terms of up to ten years in length.


ITEM 2. Properties

(Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)

    In the latter part of 2002, Clear Channel and AMFM Operating moved certain of the radio corporate operations to the Clear Channel corporate headquarters in San Antonio, Texas, primarily housed in Clear Channel's company owned 55,000 square foot office building. Previously, our corporate radio operations were headquartered in 21,201 square feet of leased office space in Covington, Kentucky. The lease on this premises expires in November 2008. Although the executives of our radio operations and their support functions are in San Antonio, we still occupy the leased space in Covington to house other support functions for our radio operations. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A radio station's studios are generally housed with its offices in downtown or business districts. A radio station's transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

    Katz operates out of 27 sales offices throughout the United States.

    No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.


ITEM 3. Legal Proceedings

    In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM Inc. and are similarly situated. The defendants named in the case are AMFM Inc., Hicks, Muse, Tate & Furst Incorporated, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar Broadcasting Corporation merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar Broadcasting Corporation merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action. This case was dismissed due to lack of prosecution.

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

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

    AMFM Operating is a wholly-owned subsidiary of Clear Channel and there is no market for the Registrant's common stock.


ITEM 6. Selected Consolidated Financial Data

    Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Abbreviated pursuant to General Instruction I(2)(a) of Form 10-K)

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated

(In thousands)
                                    Years Ended December 31,
                                  -----------------------------       % Change
                                      2002             2001         2002 v. 2001
                                  ------------     ------------     ------------
Revenue                           $  2,039,159     $  1,918,271                6%
Divisional Operating Expenses        1,077,210        1,090,225               (1)%

    Revenue increased $120.9 million for the year ended December 31, 2002 as compared to the same period of 2001. We experienced broad based revenue increases during 2002. Growth occurred across our large and small market clusters and in national and local sales. This growth was spurred by growth in our auto, retail, telecom/utility, consumer products and entertainment advertising categories. As we progressed through the year, we saw more of our advertising categories contribute to the revenue gains, which fueled the growth across our markets. Our national and local revenues grew 10% and 5%, respectively, for the year ended December 31, 2002 as compared to the same period of 2001.

    Divisional operating expenses decreased $13.0 million for the year ended December 31, 2002 as compared to the same period of 2001. The decrease was primarily attributable to decreases in bad debt expense and promotional expenses offset by slight increases in radio commissions and expenses related to broadcasting rights for various sporting events as well as increases in certain operating contracts from our syndicated radio business.

Other Income and Expense Information

    Non-cash compensation expense relates to unvested stock options granted to the Company's employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $3.1 million during the remaining vesting period.

    Depreciation and amortization expense decreased $960.2 million for the year ended December 31, 2002 as compared to the same period of 2001. Upon our adoption of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we no longer amortize goodwill and Federal Communications Commission ("FCC") licenses. For the year ended December 31, 2001, goodwill and FCC license amortization was approximately $966.1 million.

    Corporate expenses increased $13.1 million for the year ended December 31, 2002 from the same period of 2001. Clear Channel allocates corporate expense to the Company based on head count. Late in 2001, head count increased related to additional sales fore personnel, thus increasing the corporate allocation to the Company. In addition, corporate expenses increased in 2002 related to an increase in performance-based bonus expenses.

    Interest expense was $112.0 million and $176.7 million for the years ended December 31, 2002 and 2001 respectively, a decrease of $64.7 million. The decrease is due to the January 15, 2002 redemption of all of the outstanding 12.625% exchange debentures as well as a $187.2 million decrease in the balance of the Clear Channel promissory note, which bears interest at 7% per annum.

    The gain on sale of marketable securities for the year ended December 31, 2002 of $4.0 million is related to the sale of 791,000 shares of Entravision Corporation. The loss on sale of marketable securities for the year ended December 31, 2001 of $242.7 million is comprised of a $235.0 million loss related to the sale of 24.9 million shares of Lamar Advertising Company and a loss of $7.7 million related to a write-down of an investment that had a decline in its market value that was considered to be other-than-temporary.

    Other income (expense) - net was income of $25.2 million for the year ended December 31, 2002 as compared to income of $10.0 million for the same period of 2001, a $15.2 million increase in 2002. During 2002, the Company recognized a $14.8 million gain on the sale of representation contracts and a $6.2 million gain recognized on the early extinguishment of debt.

    Income tax expense was $299.6 million for the year ended December 31, 2002, compared to a benefit of $141.7 million for the year ended December 31, 2001. Income taxes for years ended December 31, 2002 and 2001 were provided at the federal and state statutory rates adjusted for the effects of permanent tax items. During the year ended December 31, 2001, as a result of our large amounts of non-deductible goodwill amortization, our effective tax rate was adversely impacted. As we no longer amortize goodwill, our effective rate for the year ended December 31, 2002, more closely approximates our statutory tax rates.

    Income (loss) before cumulative effect of a change in accounting principle for the year ended December 31, 2002 was income of $440.1 million, as compared to loss of $534.2 million for the same period of 2001. Income (loss) before cumulative effect of a change in accounting principle for the year ended December 31, 2001, if we had adopted Statement 142 as of January 1, 2001, would have been income of $172.8 million.

    The loss recorded as a cumulative effect of a change in accounting principle during 2002 relates to our adoption of Statement 142 on January 1, 2002. Statement 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash impairment charge of approximately $3.9 billion upon adoption. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax impairment charge on our FCC licenses of approximately $5.5 billion.

    The non-cash impairments of our goodwill and FCC licenses were primarily caused by unfavorable economic conditions, which persisted in the radio broadcast business throughout 2001. This weakness contributed to our customers reducing the number of advertising dollars spent with us. These conditions adversely impacted the cash flow projections used to determine the fair value of our licenses and reporting unit. These factors resulted in the non-cash impairment charge of a portion of our licenses and goodwill.

Caution Concerning Forward Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets; expansion of market share; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

    A wide range of factors could materially affect future developments and performance, including:

        o the impact of general economic conditions in the U.S. and in other countries in which we currently do business;

        o   the impact of the geopolitical environment;

        o our ability to integrate the operations of recently acquired companies;

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

        o   taxes;

        o   access to capital markets; and

        o certain other factors set forth in our filings with the Securities and Exchange Commission ("SEC").

    This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. The following tables present required principal cash flows by maturity date and the related average interest rate for outstanding debt at December 31, 2002 and December 31, 2001. Unamortized fair value purchase accounting adjustment related to the merger with Clear Channel of $44.6 million and $66.5 million at December 31, 2002 and 2001, respectively, are not included in the tables below. Our promissory note payable to Clear Channel bears interest at 7% per annum and matures on August 30, 2010 or upon demand. The Company has an understanding with Clear Channel that Clear Channel currently has no intention of demanding payment on this note prior to its maturity. Book value for the promissory note is assumed to approximate fair market value at December 31, 2002.

(In thousands)
                                                                       December 31, 2002
                           --------------------------------------------------------------------------------------------------------
                              2003         2004         2005         2006         2007       Thereafter      Total       Fair Value
                           ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------
Clear Channel promissory
  note                     $       --   $       --   $       --   $       --   $       --    $  300,000    $  300,000    $  300,000
  Average interest rate            --           --           --           --           --          7.00%         7.00%
Fixed rate debt            $       --   $       --   $       --   $       --   $  549,625    $  671,305    $1,220,930    $1,272,707
  Average interest rate            --           --           --           --         8.34%         8.00%         8.15%

                                                                         December 31, 2001
                           --------------------------------------------------------------------------------------------------------
                              2002          2003         2004         2005         2006      Thereafter      Total       Fair Value
                           ----------    ----------   ----------   ----------   ----------   ----------    ----------    ----------
Clear Channel promissory
  note                     $       --    $       --   $       --   $       --   $       --   $  487,190    $  487,190    $  487,190
  Average interest rate            --            --           --           --           --         7.00%         7.00%
Fixed rate debt            $  142,306    $       --   $       --   $       --   $       --   $1,220,930    $1,363,236    $1,446,130
  Average interest rate         12.62%           --           --           --           --         8.15%         8.62%

ITEM 8. Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder of
AMFM Operating Inc.:

We have audited the accompanying consolidated balance sheets of AMFM Operating Inc. (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, equity, and cash flows for the two years ended December 31, 2002 and for the period from August 31, 2000 through December 31, 2000 (Post-Merger) and the period from January 1, 2000 through August 30, 2000 (Pre-Merger). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMFM Operating Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the two years ended December 31, 2002 and for the period from August 31, 2000 through December 31, 2000 (Post-Merger) and the period from January 1, 2000 through August 30, 2000 (Pre-Merger), in conformity with accounting principles generally accepted in the United States.

As discussed in Note C to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                       /s/ ERNST & YOUNG LLP
San Antonio, Texas
March 21, 2003

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                             December 31,    December 31,
                                                                 2002            2001
                                                             ------------    ------------
Current Assets
    Cash and cash equivalents                                $         --    $     11,352
    Accounts receivable, less allowance of $14,911 at
        December 31, 2002 and $12,883 at December 31, 2001        432,473         404,778
    Other current assets                                           34,316          43,141
                                                             ------------    ------------
            Total Current Assets                                  466,789         459,271

Property, Plant and Equipment
    Land, buildings and improvements                              180,685         175,814
    Transmitter and studio equipment                              260,314         240,525
    Furniture and other equipment                                 106,561          97,510
    Construction in progress                                       33,058          19,109
                                                             ------------    ------------
                                                                  580,618         532,958
Less accumulated depreciation                                    (104,590)        (54,636)
                                                             ------------    ------------
                                                                  476,028         478,322
Intangible Assets
   Definite-lived intangibles, net                                160,038         166,662
   Indefinite-lived intangibles - licenses                      7,332,132      16,146,201
   Goodwill                                                     2,794,642       6,744,779

Other Assets
    Other assets                                                   49,576          50,712
    Other investments                                               5,084          49,256
                                                             ------------    ------------
Total Assets                                                 $ 11,284,289    $ 24,095,203
                                                             ------------    ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)


                                                                          December 31,    December 31,
                                                                              2002            2001
                                                                          ------------    ------------
Current Liabilities
    Accounts payable                                                      $     26,884    $     34,569
    Accrued interest                                                            10,714          18,890
    Accrued expenses                                                           107,059         178,540
    Accrued income taxes payable to Clear Channel                                   --          94,615
    Current portion of long-term debt                                               --         157,595
                                                                          ------------    ------------
        Total Current Liabilities                                              144,657         484,209

    Long-term debt                                                           1,265,535       1,272,133
    Clear Channel promissory note                                              300,000         487,190
    Deferred income taxes                                                    1,769,824       4,994,595
    Other long-term liabilities                                                170,676         133,255

Shareholder's Equity
    Common stock, par value $.10 per share, authorized and issued 1,040
       shares in 2002 and 2001                                                       1               1
    Additional paid-in capital                                              17,346,238      17,346,238
    Retained deficit                                                        (9,712,642)       (623,423)
    Accumulated other comprehensive income                                          --           1,005
                                                                          ------------    ------------
        Total shareholder's equity                                           7,633,597      16,723,821
                                                                          ------------    ------------
Total Liabilities and Shareholder's Equity                                $ 11,284,289    $ 24,095,203
                                                                          ------------    ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                          Year Ended December 31, 2000
                                                                                          ----------------------------
                                                          Post-Merger     Post-Merger     Post-Merger      Pre-Merger
                                                          ------------    ------------    ------------    ------------
                                                                                          Period from     Period from
                                                           Year Ended      Year Ended     August 31 to    January 1 to
                                                          December 31,    December 31,    December 31,     August 30,
                                                              2002            2001            2000            2000
                                                          ------------    ------------    ------------    ------------
Revenue                                                   $  2,039,159    $  1,918,271    $    718,228    $  1,545,411
Operating expenses:
  Divisional operating expense (excludes non-cash
   compensation expense of $4,400, $12,372, $16,032 and
   $36,137, respectively)                                    1,077,210       1,090,225         356,966         819,924
  Non-cash compensation expense                                  4,400          12,372          16,032          36,137
  Depreciation and amortization                                 76,239       1,036,428         342,470         578,913
  Corporate expenses                                            58,864          45,769          15,803          43,559
  Merger and non-recurring costs                                    --              --              --         111,357
                                                          ------------    ------------    ------------    ------------
     Operating income (loss)                                   822,446        (266,523)        (13,043)        (44,479)

Interest expense                                               112,035         176,720          73,650         293,133
Gain (loss) on sale of assets                                       --              --              --       1,574,738
Gain (loss) on marketable securities                             3,991        (242,675)         (5,826)             --
Equity in earnings (loss) of nonconsolidated affiliates             --              --          (1,200)        (62,790)
Other income (expense) - net                                    25,234          10,019          11,406          30,400
                                                          ------------    ------------    ------------    ------------
Income (loss) before income taxes, extraordinary item
   and cumulative effect of a change in accounting
   principle                                                   739,636        (675,899)        (82,313)      1,204,736
Income tax benefit (expense)                                  (299,553)        141,722          (6,933)       (545,746)
                                                          ------------    ------------    ------------    ------------
Income (loss) before extraordinary item and cumulative
   effect of a change in accounting principle                  440,083        (534,177)        (89,246)        658,990
Extraordinary loss                                                  --              --              --          21,602
                                                          ------------    ------------    ------------    ------------
Income (loss) before cumulative effect of a change in
   accounting principle                                        440,083        (534,177)        (89,246)        637,388
Cumulative effect of a change in accounting principle,
   net of tax of $3,366,192                                 (9,379,265)             --              --              --
                                                          ------------    ------------    ------------    ------------
Net income (loss)                                           (8,939,182)       (534,177)        (89,246)        637,388

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during               1,470         (23,907)       (130,368)             --
       period
     Reclassification adjustment for (gains) losses
       included in net income (loss)                            (2,475)        151,493           3,787              --
                                                          ------------    ------------    ------------    ------------
Comprehensive income (loss)                               $ (8,940,187)   $   (406,591)   $   (215,827)   $    637,388
                                                          ------------    ------------    ------------    ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                        CONSOLIDATED STATEMENTS OF EQUITY
                      (In thousands, except for share data)


                                                                        Pre-Merger
                                  -----------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                           Retained        Other           Total
                                       Common Stock          Paid-in       Earnings     Comprehensive   Shareholder's
                                    Shares       Amount      Capital       (Deficit)    Income (Loss)      Equity
                                  ----------   ----------   ----------    ----------    -------------   -------------
Balances at December 31, 1999          1,040   $        1   $5,555,926    $ (447,747)   $          --   $   5,108,180
Capital contributed from parent           --           --      103,754            --               --         103,754
Stock option compensation -
    Divestitures                          --           --       67,758            --               --          67,758
Stock option compensation                 --           --       36,137            --               --          36,137
Distributions to parent                   --           --      (12,062)           --               --         (12,062)
Credit on exchange of preferred
    stock by parent                       --           --           --         2,989               --           2,989
Net income                                --           --           --       637,388               --         637,388
                                  ----------   ----------   ----------    ----------    -------------   -------------
Balances at August 30, 2000            1,040   $        1   $5,751,513    $  192,630    $          --   $   5,944,144
                                  ----------   ----------   ----------    ----------    -------------   -------------

                                                                                   Post-Merger
                                             -----------------------------------------------------------------------------------
                                                                                                   Accumulated
                                                                                     Retained         Other            Total
                                                 Common Stock           Paid-in      Earnings     Comprehensive    Shareholder's
                                               Shares       Amount      Capital     (Deficit)     Income (Loss)       Equity
                                             ----------   ----------   -----------  ----------    -------------    -------------
Initial capitalization, August 31, 2000           1,040   $        1   $17,330,206  $        --    $          --    $  17,330,207
Stock option compensation                            --           --        16,032           --               --           16,032
Unrealized loss on investments, net of tax           --           --            --           --         (126,581)        (126,581)
Net loss                                             --           --            --      (89,246)              --          (89,246)
                                             ----------   ----------   -----------  -----------    -------------    -------------
Balances at December 31, 2000                     1,040            1    17,346,238      (89,246)        (126,581)      17,130,412
Unrealized loss on investments, net of tax           --           --            --           --          (23,907)         (23,907)
Reclassification adjustment for loss
  included in net loss                               --           --            --           --          151,493          151,493
Net loss                                             --           --            --     (534,177)              --         (534,177)
                                             ----------   ----------   -----------  -----------    -------------    -------------
Balances at December 31, 2001                     1,040            1    17,346,238     (623,423)           1,005       16,723,821
Unrealized gain on investments, net of tax           --           --            --           --            1,470            1,470
Reclassification adjustment for gain
  included in net loss                               --           --            --           --           (2,475)          (2,475)
Dividends paid to Clear Channel                      --           --            --     (150,037)              --         (150,037)
Net loss                                             --           --            --   (8,939,182)              --       (8,939,182)
                                             ----------   ----------   -----------  -----------    -------------    -------------
Balances at December 31, 2002                     1,040   $        1   $17,346,238  $(9,712,642)   $          --    $   7,633,597
                                             ----------   ----------   -----------  -----------    -------------    -------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       Year Ended
                                                                                                    December 31, 2000
                                                                                               ----------------------------
                                                               Post-Merger     Post-Merger     Post-Merger      Pre-Merger
                                                               ------------    ------------    ------------    ------------
                                                                                               Period from     Period from
                                                                Year Ended      Year Ended     August 31 to    January 1 to
                                                               December 31,    December 31,    December 31,     August 30,
                                                                   2002            2001            2000            2000
                                                               ------------    ------------    ------------    ------------
         Cash flows from operating activities:
Net income (loss)                                              $ (8,939,182)   $   (534,177)   $    (89,246)   $    637,388
Reconciling items:
   Cumulative effect of a change in accounting
     principle, net of tax                                        9,379,265              --              --              --
   Depreciation                                                      52,524          54,779          17,332          50,930
   Amortization                                                      23,715         981,649         325,138         527,983
   Non-cash compensation                                              4,400          12,372          16,032          36,137
   Non-cash compensation - Divestitures                                  --              --              --          67,758
   Deferred income tax expense (benefit)                            181,653        (254,224)         (1,092)         46,447
   Loss (gain) on disposition of assets                                  --              --              --      (1,574,738)
   Loss (gain) on disposition of marketable securities               (3,991)        242,675           5,826              --
   Equity in earnings (loss) of nonconsolidated affiliates               --              --           1,200          62,790
   Extraordinary loss, net of income tax benefit                         --              --              --          21,602
   Other                                                             (6,223)        (10,949)         (6,829)        (27,781)

Changes in certain assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                             (27,695)         89,255           5,544          26,168
    Other current assets                                              8,740          24,803           7,190          29,245
    Income taxes payable to Clear Channel                                --        (398,975)         (9,983)        492,286
    Accounts payable and accrued expenses                           (23,114)       (135,903)       (158,718)        (42,280)
    Other                                                            (9,688)         70,867          (4,212)            331
                                                               ------------    ------------    ------------    ------------
Net cash provided by operating activities                           640,404         142,172         108,182         354,266
                                                               ------------    ------------    ------------    ------------

         Cash flows from investing activities:
(Investment in), liquidation of, restricted cash                         --         320,485          34,819        (348,249)
Proceeds from divestitures placed in restricted cash                     --           3,000          47,269         439,896
Proceeds from sale of available-for-sale securities                  11,827         919,999              --              --
Purchases of property, plant and equipment                          (53,311)        (88,182)        (19,464)        (28,752)
Proceeds from disposal of assets                                         --          23,301          67,790       2,337,440
Acquisitions of operating assets                                    (16,681)        (59,892)        (13,564)        (22,652)
Acquisition of radio stations with restricted cash                       --        (191,929)        (82,088)        (91,647)
Other                                                                  (135)          4,515         (13,007)        (11,640)
                                                               ------------    ------------    ------------    ------------
Net cash provided by (used by) investing activities                 (58,300)        931,297          21,755       2,274,396

         Cash flows from financing activities:
Proceeds from Clear Channel promissory note                              --              --       1,027,634         540,000
Payments on Clear Channel promissory note                          (292,161)     (1,080,444)             --              --
Proceeds of long-term debt                                               --              --              --         412,500
Payments on long-term debt                                         (151,258)           (175)     (1,196,210)     (3,582,478)
Contributions from AMFM Inc.                                             --              --              --          65,338
Distributions to AMFM Inc.                                               --              --              --         (12,062)
Dividends to AMFM Inc.                                                   --              --              --          (9,453)
Dividends to Clear Channel                                         (150,037)             --              --              --
                                                               ------------    ------------    ------------    ------------
Net cash used by financing activities                              (593,456)     (1,080,619)       (168,576)     (2,586,155)

Increase (decrease) in cash and cash equivalents                    (11,352)         (7,150)        (38,639)         42,507
Cash and cash equivalents at beginning of period                     11,352          18,502          57,141          14,634
                                                               ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                     $         --    $     11,352    $     18,502    $     57,141
                                                               ------------    ------------    ------------    ------------

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

    The combined company restructured the former AMFM operations primarily during 2001. The Company communicated to all affected employees the last date of their employment. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and other operations of AMFM have either been discontinued or integrated into existing similar operations of Clear Channel. As of December 31, 2002, the restructuring has resulted in the actual or pending termination of 430 employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

    (In thousands)
                                                     December 31,    December 31,    December 31,
                                                         2002            2001            2000
                                                     ------------    ------------    ------------
Severance and lease termination costs:
    Accrual at January 1                             $     36,310    $     56,855    $         --
    Estimated costs charged to restructuring
        accrual in purchase accounting                         --              --          91,507
    Adjustments to restructuring accrual                       --          11,300              --
    Payments charged against restructuring accrual         (6,860)        (31,845)        (34,652)
                                                     ------------    ------------    ------------
Remaining severance and lease termination accrual    $     29,450    $     36,310    $     56,855
                                                     ------------    ------------    ------------

    The remaining severance and lease accrual is comprised of $21.6 million of severance and $7.8 million of lease termination obligations. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next five years. During 2002, $5.6 million was paid and charged to the restructuring reserve related to severance. The adjustments to the restructuring accrual presented above, which are primarily related to additional severance and compensation accruals, were recorded within goodwill. During 2001, the Company made adjustments to finalize the purchase price allocation related to the AMFM merger resulting in an additional adjustment to goodwill of $27.9 million. Any potential excess reserves will be recorded as an adjustment to the purchase price.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    AMFM Operating Inc., together with its subsidiaries, is an indirect, wholly-owned subsidiary of Clear Channel, a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. Prior to Clear Channel's acquisition of AMFM, AMFM Operating was an indirect, wholly-owned subsidiary of AMFM. As of December 31, 2002, the Company owned or operated 530 radio stations in 127 markets in the United States. The Company's operations also include Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations, and a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

Clear Channel Push-Down Accounting Adjustments

    Clear Channel accounted for its acquisition of AMFM as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries for the period subsequent to August 30, 2000 and are designated as "Post-Merger". The financial statements for the Company for the periods ended prior to August 30, 2000 were prepared using the Company's historical basis of accounting and are designated "Pre-Merger." The comparability of the operating results for the Pre-Merger and Post-Merger periods are affected by the purchase accounting adjustments, including the amortization of intangibles over a period of 25 years reflected in the Post Merger period prior to adoption of Statement of Financial Accounting Standards No. 142. Prior to the merger, intangible assets were generally amortized over a period of 15 years. Subsequent to the Company adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), on January 1, 2002, these intangibles are no longer amortized. See Note C for further discussion. In addition, corporate expense is allocated to the financial statements of AMFM Operating based on Clear Channel's estimate of actual expense.

Principles of Consolidation

    The consolidated financial statements include the accounts of AMFM Operating and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the 2002 presentation.

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

                  Buildings and improvements - 10 to 39 years
                  Towers, transmitters and studio equipment - 7 to 20 years Furniture and other equipment - 3 to 20 years
                  Leasehold improvements - generally life of lease

    Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

    The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in depreciation expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

Intangible Assets

    The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets, as well as goodwill. Definite-lived intangibles include primarily talent and representation contracts, both of which are amortized over the estimated lives of the relationships, typically four to fifteen years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include broadcast FCC licenses. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.

    The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

    At least annually, the Company performs its impairment test for indefinite-lived intangibles and goodwill using a discounted cash flow model to determine the assets' fair value. Certain assumptions are used in determining the fair value, including assumptions about the cash flow growth rates of the Company's businesses. Additionally, the fair values are significantly impacted by macro-economic factors including market cash flow multiples and long-term interest rates that exists at the time that the discounted cash flows models are prepared. Impairment charges, other than the charge taken under the transitional rules of Statement 142, are recorded in amortization expense in the statement of operations.

Financial Instruments

    Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at December 31, 2002 and 2001.

Income Taxes

    The operations of the Company for periods subsequent to the Clear Channel merger are included in a consolidated federal income tax return filed by Clear Channel. The Company's provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. As provided under our tax sharing arrangement, tax payments are made to Clear Channel on the basis of our separate taxable income. Tax benefits recognized on employee stock options exercises are retained by Clear Channel.

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

Revenue Recognition

    Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company.

    Media representation revenue is derived from commissions on sales of advertising time for radio and television stations under representation contracts by the Company's media representation firm and is recognized as advertisements are broadcast. Costs of obtaining media representation contracts are deferred and amortized over the related period of benefit.

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

\
Subsequent to the merger, Clear Channel grants stock options to the Company's officers and other key employees on behalf of the Company. Approximately 27.1 million options to purchase AMFM common stock were outstanding as of the merger date and were converted into options to purchase Clear Channel common stock using the conversion ratio of 0.94. Clear Channel assumed the outstanding options to purchase AMFM common stock on the same terms and conditions as were applicable prior to the merger.

    The Company accounts for the stock-based award plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. The Company recognized non-cash compensation expense of $36.1 million for the period from January 1 to August 30, 2000, primarily related to amendments made to the stock option agreements of certain operating personnel terminated upon implementation of the Company's consolidation strategy; and $16.0 million, $12.4 million and $4.4 million for the period from August 31 to December 31, 2000, and for the years ended December 31, 2001 and 2002, respectively, primarily related to the vesting of executive stock options. In addition, the merger and non-recurring costs for the period from January 1 to August 30, 2000 include a non-cash compensation charge of $67.8 million, primarily related to executive stock options which became exercisable upon the merger date.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income (loss) would have been $639.0 million for the period from January 1 to August 30, 2000. For periods prior to the merger with Clear Channel, the fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 39.9% to 45.8%; risk-free interest rates ranging from 4.7% to 6.7%; dividend yields of 0%; and expected lives ranging from three to seven years. Subsequent to the merger, the Company's employees are granted stock options under Clear Channel's stock option plans. Stock option grants for the post-merger period from August 31 to December 31, 2000 are not significant. The Company's pro forma net loss would have been $546.9 million for the year ended December 31, 2001. For 2001, the fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 35.8% to 36.9%; risk-free interest rates ranging from 4.9% to 5.2%; dividend yields of 0%; and expected lives ranging from six to eight years. The Company's pro forma net income before the cumulative effect of a change in accounting principle would have been $437.9 million for the year ended December 31, 2002. For 2002, the fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 39.3% to 45.1%; risk-free interest rates ranging from 3.7% to 4.4%; dividend yields of 0%; and expected lives ranging from three to eight years.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company basis its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

    Amortization costs from obtaining representation contracts is included in depreciation and amortization and was $14.3 million for the period from January 1 to August 30, 2000, $.5 million for the period from August 31 to December 31, 2000, $7.5 million for the year ended December 31, 2001 and $12.4 million for the year ended December 31, 2002. Gains on the disposition of representation contracts are recognized on the effective date of the buyout agreement as a component of other income (expense) - net.

Dividend Policy

    Pursuant to the Company's by-laws, the Board of Directors may declare a dividend payable to the Shareholder of the Company at any time and for any amount. The dividend is payable in cash, property, or shares of the Company.

    On December 31, 2002, the Board authorized a dividend in the amount of $150.0 million payable to Clear Channel. Payments of dividends by the Company to Clear Channel are considered restricted payments under the Company's bond indentures. Under the most restrictive of these indentures, the Company had approximately $7.7 billion available for restricted payments at December 31, 2002.

    The amount and frequency of future dividends will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

Omission of Per Share Information

    Net income (loss) per share information is not presented as such information is not meaningful. During the three-year period ended December 31, 2002, all of the issued and outstanding shares of the Company's common stock have been owned, directly or indirectly, by Clear Channel for periods subsequent to the merger and by AMFM for periods prior to the merger.

New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Statement 143 is effective for financial statements for fiscal years beginning June 15, 2002. The Company is required to adopt this statement in the first quarter of 2003. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

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

    In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 address the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that adoption of this statement will materially impact the Company's financial position or results of operations.

    In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("the Interpretation"). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report. Management does not believe that adoption of the initial recognition and initial measurement requirements of the Interpretation will materially impact the Company's financial position or results of operations.

    On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). Statement 148 amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of account for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required in Statement 148 and has provided the necessary disclosures within Note B.

NOTE C - INTANGIBLE ASSETS AND GOODWILL

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

    The following table presents the impact of Statement 142 on net income
(loss) as if the standard had been in effect for the two years ended December 31, 2001 and 2000:

(In thousands)
                                                          Post Merger Period   Pre Merger Period
                                        Post Merger         August 31 to         January 1 to
                                     December 31, 2001    December 31, 2000     August 30, 2000
                                     -----------------    ------------------   -----------------
Adjusted net income (loss):
   Reported net income (loss)        $        (534,177)   $         (89,246)   $         637,388
   Add back: goodwill amortization             284,173               95,067               91,144
   Add back: license amortization              681,897              220,264              413,248
   Tax impact                                 (259,121)             (83,700)            (171,239)
                                     -----------------    -----------------    -----------------
Adjusted net income                  $         172,772    $         142,385    $         970,541
                                     =================    =================    =================

Definite-lived Intangibles

    The Company has representation contracts for non-affiliated television and radio stations, which continue to be amortized in accordance with Statement 142 over their estimated lives. In accordance with the transitional requirements of Statement 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives.

    Total amortization expense from definite-lived intangibles for the years ended December 31, 2002 and 2001 was $19.9 million and $15.4 million, respectively. For the pre merger period ending August 30, 2000 and the post merger period ending December 31, 2000, amortization expense from representation contracts was $18.4 million and $3.3 million, respectively. The gross carrying value of the contracts at December 31, 2002 was $198.5 million and accumulated amortization was $38.5 million. The gross carrying value of the contracts at December 31, 2001 was $185.7 million and accumulated amortization was $19.0 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2003          $     22,769
2004                22,451
2005                21,301
2006                17,045
2007                12,934

    As acquisitions and dispositions occur in the future, amortization expense may vary.

Indefinite-lived Intangibles

    Under the guidance in Statement 142, the Company's FCC licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually.

    In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on FCC licenses of approximately $5.5 billion, net of deferred tax of $3.4 billion, recorded as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002. The Company used the income approach to value FCC licenses, which involved estimating expected future cash flows from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th.

Goodwill

    Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount, if any, of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized an impairment of approximately $3.9 billion as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002. Consistent with the Company's approach to fair valuing FCC licenses, the income approach was used to determine the fair value of the Company's radio broadcasting reporting unit. Throughout 2001, unfavorable economic conditions persisted in the radio broadcast business, which caused its customers to reduce the number of advertising dollars spent with the Company as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of the Company's radio broadcasting reporting unit, resulting in a write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2002:

(In thousands)
Balance as of December 31, 2001        $     6,744,779
Adjustments                                    (63,216)
Impairment loss related to the
  adoption of FAS 142                       (3,886,921)
                                       ---------------
Balance as of December 31, 2002        $     2,794,642
                                       ===============

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

    Prior to adopting Statement 142, the Company recorded large amounts of non-deductible goodwill amortization, which resulted in a corresponding large permanent tax item, which adversely impacted the Company's effective tax rate. However, as a result of the Company's adoption of Statement 142, it no longer amortizes goodwill for book purposes, thus its effective tax rate more closely approximates statutory tax rates.

NOTE D - ACQUISITIONS AND DISPOSITIONS

    In 2002, the Company had no significant acquisition activity.

    In 2001, the Company disposed of one radio station held in trust for approximately $3.0 million in restricted cash; and acquired 104 radio stations for $5.6 million in cash, $191.9 million in restricted cash plus the exchange of six radio stations valued at $103.0 million. In addition, in 2001, the Company acquired national representation contracts for $54.3 million in cash.

    In 2000, the Company acquired substantially all the assets of 25 radio stations for approximately $5.3 million in cash and $173.8 million in restricted cash. Also, in 2000, the Company acquired national representation contracts for $30.9 million in cash. The

Company disposed of 12 radio stations in 2000 for approximately $94.6 million and three radio stations held in trust in 2000 for approximately $47.3 million in restricted cash. In addition, in 2000, the Company exchanged 14 radio stations and the local sales rights of one radio station for three radio stations and approximately $9.2 million in cash.

    The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

    There were no significant differences between pro forma and actual condensed consolidated results of operations for the years ended December 31, 2002 and 2001, respectively.

NOTE E - INVESTMENTS

Other investments include marketable equity securities as follows:

(In thousands)
                                   December 31,   December 31,
                                       2002           2001
                                   ------------   ------------
   Investment in Entravision (a)   $         --   $      9,456
   Other investments (b)                  5,084         39,800
                                   ------------   ------------
Total other investments            $      5,084   $     49,256
                                   ============   ============

(a) Investment in Entravision Communications Corporation

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

    In a series of transactions concluding on March 21, 2002, the Company sold all of its shares of Entravision. As a result of these sales, the Company received proceeds of $11.8 million, and recognized a gain of approximately $4.0 million.

(b) Other investments

    Other investments primarily include a 16.67% investment in National Cable Communications (NCC). Prior to May, 2002, NCC and Katz were party to a management agreement pursuant to which Katz acted as the managing partner of NCC, provided certain management services and was entitled to a fee. The management agreement contained a provision granting NCC the ability to terminate the agreement. In May 2002, NCC elected to terminate the management agreement. As a condition of the termination, NCC redeemed Katz 16.67% interest in NCC. As a result, other investments were reduced by $34.8 million and a gain of $2.8 million was recorded in other income (expense) - net.

    During 2001, proceeds of $920.0 million were received on the sale of 24.9 million shares of Lamar. A loss of $235.0 million was realized on the sale of Lamar common stock in 2001, which was recorded in "Gain on sale of assets related to mergers". At December 31, 2001, the Company no longer held shares of Lamar common stock.

NOTE F - CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

(In millions)
                                     December 31,   December 31,
                                         2002           2001
                                     ------------   ------------
Clear Channel Promissory Note        $      300.0   $      487.2
                                     ------------   ------------
Long-Term Debt:
  8% Senior Notes                           690.8          693.4
  8.125% Notes                              380.2          382.7
  8.75% Notes                               194.5          196.0
  12.625% Exchange Debentures                  --          157.1
  Other                                        --             .5
                                     ------------   ------------
                                          1,265.5        1,429.7
  Less:  Current portion                       --          157.6
                                     ------------   ------------
          Total long-term debt (a)   $    1,265.5   $    1,272.1
                                     ------------   ------------

(a) Includes $44.6 million and $66.5 million at December 31, 2002 and 2001, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel.

Clear Channel Promissory Note

    The promissory note bears interest at 7% per annum. Accrued interest plus the note balance is payable on August 30, 2010 or upon demand. The Company is entitled to borrow additional funds and to repay outstanding borrowings, subject to the terms of the promissory note. The Company has an understanding with Clear Channel that Clear Channel currently has no intention of demanding payment on this note prior to its maturity.

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

8.125% Notes

    On December 22, 1997, the Company issued $500.0 million aggregate principal amount of 8.125% senior subordinated notes due 2007 (the "8.125% notes"). Interest on the 8.125% notes is payable semiannually. The 8.125% notes mature on December 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002, at redemption prices ranging from 104.063% at December 15, 2002 and declining to 100% on or after December 15, 2005, plus in each case accrued and unpaid interest. On February 10, 2003 the Company redeemed all of the outstanding 8.125% notes at a redemption price of 104.063% plus accrued and unpaid interest.

8.75% Notes

    Upon consummation of the merger with Chancellor Broadcasting Company on September 5, 1997, the Company assumed Chancellor Radio Broadcasting Company's $200.0 million aggregate principal amount of 8.75% senior subordinated notes due 2007 (the "8.75% notes"). Interest on the 8.75% notes is payable semiannually, commencing on December 15, 1997. The 8.75% notes mature on June 15, 2007 and are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at redemption prices ranging from 104.375% at June 15, 2002 and declining to 100% on or after June 15, 2005, plus in each case accrued and unpaid interest. On February 18, 2003 the Company redeemed all of the outstanding 8.75% notes at a redemption price of 104.375% plus accrued and unpaid interest.

12.625% Exchange Debentures

    On January 15, 2002, the Company redeemed all of the outstanding 12.625% exchange debentures due 2006. At December 31, 2001 the face value of these notes was $141.8 million and the unamortized fair value purchase accounting adjustment premium was $15.3 million. The debentures were redeemed for $150.8 million plus accrued interest. The redemption resulted in a gain of $6.3 million, recorded in other income (expense) - net.

Other

    The 8% senior notes are senior unsecured obligations of AMFM Operating and rank equal in right of payment to the obligations of AMFM Operating and all other indebtedness of AMFM Operating not expressly subordinated to the 8% senior notes. The 8% senior notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors.

    AMFM Operating's 8.75% notes and 8.125% notes (collectively, the "subordinated notes") are unsecured obligations of AMFM Operating. The subordinated notes are subordinated in right of payment to all existing and any future senior indebtedness of AMFM Operating. The subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by all of AMFM Operating's direct and indirect subsidiaries (the "Subsidiary Guarantors"). In addition, at December 31, 2002, AMFM Operating's independent assets and operations are insignificant, as the majority of the assets and all of the operations are at the level of the Subsidiary Guarantors. Additionally, all of the Subsidiary Guarantors are 100% owned by the Company.

    AMFM Operating's 8% senior notes and the subordinated notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. Under the 8% senior notes, the Company had approximately $7.7 billion available for restricted payments at December 31, 2002. The redemption of the 8.125% notes and 8.75% notes in February 2003 was a restricted payment under the 8% senior notes.

    At December 31, 2002, the Company was in compliance with all debt covenants. The Company expects to be in compliance in 2003.

    Upon the occurrence of a change in control (as defined in the indenture governing the 8.0%, 8.125% and 8.75% notes (the "notes"), the holders of the notes have the right to require the Company to repurchase all or any part of the notes at a purchase price equal to 101% plus accrued and unpaid interest. Although the Clear Channel merger resulted in a change of control with respect to the notes, as of September 30, 2001 the repurchase option had expired.

    Although not scheduled to mature, on January 15, 2002 the Company redeemed all of the outstanding 12.625% exchange debentures due 2006 and in February 2003 redeemed all of the outstanding 8.75% notes due 2007 and 8.125% notes due 2007. The remaining $690.8 million in long-term debt is scheduled to mature in 2008.

    Cash paid for interest was $107.7 million and $117.5 million for the years ended December 31, 2002 and 2001 respectively. Cash paid for interest for the post merger period from August 31, 2000 to December 31, 2000 was $93.3 million. Cash paid for interest for the pre merger period from January 1, 2000 to August 30, 2000 was $287.8 million.

NOTE G - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Financial Instruments

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001.

(In thousands)
                                        December 31, 2002         December 31, 2001
                                     -----------------------   -----------------------
                                      Carrying       Fair       Carrying       Fair
                                       amount       value        amount       value
                                     ----------   ----------   ----------   ----------
Long-term debt -- 8% Senior Notes    $  690,847   $  698,580   $  693,432   $  702,655
Long-term debt -- 8.125% Notes          380,196      380,769      382,743      377,125
Long-term debt -- 8.75% Notes           194,492      193,358      195,958      194,312
Long-term debt -- 12.625% Exchange
Debentures                                   --           --      157,095      171,538
Long-term debt -- 10.5% Notes                --           --          500          500
                                     ----------   ----------   ----------   ----------
                                     $1,265,535   $1,272,707   $1,429,728   $1,446,130
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

    The fair values of the Company's other long-term debt are based on quoted market prices at December 31, 2002 and 2001.

NOTE H - COMMITMENTS, CONTINGENCIES AND GUARANTEES

    The Company has guaranteed a portion of Clear Channel's bank credit facilities, including a reducing revolving line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion three-year term loan with outstanding balances at December 31, 2002 of $555.0 million, $1.5 million and $1.5 billion, respectively. At December 31, 2002, the Company's contingent liability under these guarantees was $1.0 billion.

    The Company has long-term operating leases for office space, certain broadcasting facilities and equipment which expire at various dates, generally during the next ten years, and have varying options to renew and cancel. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company.

    In addition, the Company has commitments relating to non-cancelable programming rights.

    As of December 31, 2002, the Company's future minimum rental commitments under non-cancelable operating lease agreements and minimum programming rights payments under non-cancelable programming contracts, both with terms in excess of one year, consist of the following:

(In thousands)
                               Non-           Non-
                            Cancelable     Cancelable
                            Operating     Programming
                              Leases         Rights
                           ------------   ------------
Year ending December 31:
  2003                     $     49,014   $     72,302
  2004                           45,405         46,254
  2005                           41,417         26,319
  2006                           37,944         14,808
  2007                           35,745          8,498
  Thereafter                    143,473          9,952
                           ------------   ------------
                           $    352,998   $    178,133
                           ============   ============

    Rental expense for operating leases was approximately $50.0 million for the year ended December 31, 2002, $47.6 million for the year ended December 31, 2001, $33.0 million for the period from January 1 to August 30, 2000 and $15.2 million for the period from August 31 to December 31, 2000.

    From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance or accrued reserves, or would not have a material adverse effect on the financial condition of the Company.

NOTE I - INCOME TAXES

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

    Significant components of the provision for income tax expense (benefit) are as follows:

                                                                             Year Ended
                                                                         December 31, 2000
                                                                    ----------------------------
(In thousands)                       Post-Merger    Post-Merger     Post-Merger      Pre-Merger
                                     ------------   ------------    ------------    ------------
                                                                    Period from     Period from
                                      Year Ended     Year Ended     August 31 to    January 1 to
                                     December 31,   December 31,    December 31,     August 30,
                                         2002           2001            2000            2000
                                     ------------   ------------    ------------    ------------
Current - federal                    $    108,143   $    100,191    $      7,491    $    449,299
Current - state                             9,757         12,311             534          50,000
                                     ------------   ------------    ------------    ------------
     Total current                        117,900        112,502           8,025         499,299

Deferred - federal                        167,312       (234,154)         (1,006)         42,780
Deferred - state                           14,341        (20,070)            (86)          3,667
                                     ------------   ------------    ------------    ------------
     Total deferred                       181,653       (254,224)         (1,092)         46,447
                                     ------------   ------------    ------------    ------------
Total income tax expense (benefit)   $    299,553   $   (141,722)   $      6,933    $    545,746
                                     ============   ============    ============    ============

    During the year ended December 31, 2001 and the period from August 31 to December 31, 2000, the tax benefit related to the unrealized holding losses on cost investments was $78.2 and $68.2 million, respectively. The unrealized holding losses are presented net of tax within other comprehensive loss on the statement of operations.

    During 2000, the Company incurred an extraordinary loss in connection with various refinancings. The tax benefit related to the extraordinary loss was approximately $11.6 million for the period from January 1 to August 30, 2000. This tax benefit is separately allocated to the extraordinary item.

    Total income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income or loss from continuing operations as a result of the following:

(In thousands)
                                                                                     Year Ended
                                                                                 December 31, 2000
                                                                             ----------------------------
                                             Post-Merger     Post-Merger     Post-Merger      Pre-Merger
                                             ------------    ------------    ------------    ------------
                                                                             Period from     Period from
                                              Year Ended      Year Ended     August 31 to    January 1 to
                                             December 31,    December 31,    December 31,     August 30,
                                                 2002            2001            2000            2000
                                             ------------    ------------    ------------    ------------
Computed "expected" tax expense (benefit)    $    258,873    $   (236,565)   $    (28,810)   $    421,986
Amortization of goodwill                               --          99,460          33,176          60,402
State income taxes, net of federal benefit         24,098          (7,759)            347          53,501
Non-deductible compensation                            --              --              --           3,500
Non-deductible meals and entertainment              2,367           2,636             853           2,133
Other, net                                         14,215             506           1,367           4,224
                                             ------------    ------------    ------------    ------------
                                             $    299,553    $   (141,722)   $      6,933    $    545,746
                                             ============    ============    ============    ============

    Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

(In thousands)
                                     December 31,   December 31,
                                         2002           2001
                                     ------------   ------------
Deferred tax assets:
  Restructuring reserves             $     36,404   $     45,563
  Accrued non-cash compensation            39,174         37,388
  Net operating loss carryforwards             --         39,616
  Long-term debt                           25,469         32,098
  Other                                     7,748          8,036
                                     ------------   ------------
Gross deferred tax assets                 108,795        162,701
  Valuation allowance                          --        (39,616)
                                     ------------   ------------
Total deferred tax assets                 108,795        123,085

Deferred tax liabilities:
  Intangibles and fixed assets          1,848,608      5,091,304
  Investments                               4,735          1,930
  Other                                    25,276         24,446
                                     ------------   ------------
Total deferred tax liabilities          1,878,619      5,117,680
                                     ------------   ------------
Net deferred tax liabilities         $  1,769,824   $  4,994,595
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

    During 2002, the Company utilized approximately $104.3 million of net operating loss carryforwards which were generated by the Company prior to the merger with Clear Channel. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense as of and for the year ended December 31, 2002, and resulted in a reduction of the deferred tax asset valuation allowance. The reduction in the valuation allowance was recorded as an adjustment to the original purchase price allocation and did not impact total income tax expense.

    For the periods subsequent to the merger, the Company did not make any federal or state tax payments. Rather, all tax liabilities owed by the Company are paid by Clear Channel through the Clear Channel promissory note. The Company made cash payments for taxes for the pre merger period from January 1, 2000 to August 30, 2000 of $6.5 million.

NOTE J - RELATED PARTY AND OTHER TRANSACTIONS

    As discussed in Note F, the Company has outstanding a promissory note payable to Clear Channel of $300.0 million and $487.2 million as of December 31, 2002 and 2001, respectively. This promissory note represents net borrowings from Clear Channel during 2000 to pay off the Company's senior credit facility, 9% Notes, 9.25% Notes, certain other notes pursuant to change in control offers, as well as operating liabilities such as trade payables and accrued payroll. These borrowings are being offset by payments made to Clear Channel generated by the Company's operations. Borrowings under the promissory note bear interest at 7% per annum. Interest expense on borrowings under the promissory note was $30.5 million for the period from August 30 to December 31, 2000, $70.6 million for the year ended December 31, 2001 and $18.6 million for the year ended December 31, 2002.

    The Company provides media representation and inventory tracking services to Clear Channel. Additionally, the Company receives syndicated programming services from Clear Channel's Premiere Radio Networks, marketing services from Clear Channel's Critical Mass Media, outdoor advertising services from Clear Channel Outdoor and promotional services from Clear Channel Entertainment. Revenues and divisional operating expenses are recorded at fair value and are not material.

NOTE K - MERGER AND NON-RECURRING COSTS

    Merger and non-recurring costs consist of the following:


    (In thousands)
                                                              Year Ended
                                                          December 31, 2000
                                                     ---------------------------
                       Post-Merger    Post-Merger    Post-Merger     Pre-Merger
                       ------------   ------------   ------------   ------------
                                                     Period from    Period from
                        Year Ended     Year Ended    August 31 to   January 1 to
                       December 31,   December 31,   December 31,    August 30,
                           2002           2001           2000           2000
                       ------------   ------------   ------------   ------------
Severance (a)          $         --   $         --   $         --   $     10,455
Merger and other (b)             --             --             --        100,902
                       ------------   ------------   ------------   ------------
                       $         --   $         --   $         --   $    111,357
                       ============   ============   ============   ============

(a)        2000

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

           The Company incurred costs related to the continued implementation of its market strategy of $5.1 million for the period from January 1 to August 30, 2000, of which $4.1 million related to personnel costs. Subsequent to the Clear Channel merger, restructuring costs directly attributable to the Company's operations are included in the restructuring liability (see Note A). At December 31, 2000, approximately $3.6 million of the total costs incurred to date were accrued and are expected to be paid during 2001.

(b)        2000

           The Company incurred costs related to the Clear Channel merger of $96.3 million for the period from January 1 to August 30, 2000. The Clear Channel merger costs include a non-cash compensation charge of $67.8 million, primarily related to executive stock options, which became exercisable upon the merger date. Subsequent to the merger, restructuring costs directly attributable to the Company's operations are included in the restructuring liability (see Note A). Additionally, the Company incurred developmental costs of $2.8 million for the period from January 1 to August 30, 2000 and other non-recurring charges of $1.9 million for the period from January 1 to August 30, 2000.

NOTE L - OTHER INFORMATION

    (In thousands)
                                                                  December 31,   December 31,
                                                                      2002           2001
                                                                  ------------   ------------
The following details the components of "Other current assets":
   Prepaid expenses                                               $     14,187   $     15,124
   Representation contracts receivable                                  12,019         19,599
   Other                                                                 8,110          8,418
                                                                  ------------   ------------
Total other current assets                                        $     34,316   $     43,141
                                                                  ============   ============

The following details the components of "Accrued expenses"
   Acquisition accruals                                           $     37,704   $    106,515
   Representation contracts payable                                     11,320         23,404
   Accrued commissions                                                  20,995         18,140
   Other accrued expenses                                               37,040         30,481
                                                                  ------------   ------------
Total accrued expenses                                            $    107,059   $    178,540
                                                                  ============   ============

(In thousands)
                                                          Post-Merger    Post-Merger     Post-Merger     Pre-Merger
                                                          ------------   ------------    ------------   ------------
                                                                                         Period from    Period from
                                                           Year Ended     Year Ended     August 31 to   January 1 to
                                                          December 31,   December 31,    December 31,    August 30,
                                                              2002           2001            2000           2000
                                                          ------------   ------------    ------------   ------------
The following details the components of "Other income":
   Gain on disposition of representation contracts        $     14,836   $     13,463    $      2,996   $     28,919
   Gain on early extinguishment of debt                          6,232             --              --             --
   Other, net                                                    4,166         (3,444)          8,410          1,481
                                                          ------------   ------------    ------------   ------------
Total other income                                        $     25,234   $     10,019    $     11,406   $     30,400
                                                          ============   ============    ============   ============

NOTE M - SEGMENT DATA

    Separate financial data for the radio broadcasting and other operating segments is provided below. Revenue and divisional operating expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The accounting policies of the segments are the same as those described in Note B. Information about each of the operating segments follows:

Radio Broadcasting

    As of December 31, 2002 we owned or operated 530 radio stations in 127 markets in the United States. The Company's radio broadcasting operations also include a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

Other

    The other operating segment includes Katz, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States. Katz is retained on an exclusive basis by radio and television stations.

    Separate financial data for each of the Company's operating segments is provided below:

(In thousands)                     Radio
                                Broadcasting       Other         Corporate      Eliminations    Consolidated
                                ------------    ------------    ------------    ------------    ------------
Post-Merger
Year ended December 31, 2002
Revenue                         $  1,868,412    $    201,532    $         --    $    (30,785)   $  2,039,159
Divisional operating expenses        935,593         172,402              --         (30,785)      1,077,210
Non-cash compensation                  4,400              --              --              --           4,400
Depreciation and amortization         48,248          25,288           2,703              --          76,239
Corporate expenses                        --              --          58,864              --          58,864
                                ------------    ------------    ------------    ------------    ------------
Operating income (loss)         $    880,171    $      3,842    $    (61,567)   $         --    $    822,446
                                ============    ============    ============    ============    ============

Identifiable assets             $ 10,960,084    $    244,263    $     79,942    $         --    $ 11,284,289
Capital expenditures            $     50,087    $      1,826    $      1,398    $         --    $     53,311

Post-Merger
Year ended December 31, 2001
Revenue                         $  1,760,242    $    192,884    $         --    $    (34,855)   $  1,918,271
Divisional operating expenses        952,133         172,947              --         (34,855)      1,090,225
Non-cash compensation                 12,372              --              --              --          12,372
Depreciation and amortization      1,013,714          20,380           2,334              --       1,036,428
Corporate expenses                        --              --          45,769              --          45,769
                                ------------    ------------    ------------    ------------    ------------
Operating income (loss)         $   (217,977)   $       (443)   $    (48,103)   $         --    $   (266,523)
                                ============    ============    ============    ============    ============

(In thousands)                           Radio
                                      Broadcasting       Other         Corporate      Eliminations    Consolidated
                                      ------------    ------------    ------------    ------------    ------------
Post-Merger
Year ended December 31, 2001
Identifiable assets                   $ 23,710,698    $    303,066    $     81,439    $         --    $ 24,095,203
Capital expenditures                  $     57,047    $      4,912    $     26,223    $         --    $     88,182

Post-Merger
Four months ended December 31, 2000
Revenue                               $    658,708    $     74,741    $         --    $    (15,221)   $    718,228
Divisional operating expenses              318,485          53,702              --         (15,221)        356,966
Non-cash compensation                       16,032              --              --              --          16,032
Depreciation and amortization              335,765           6,705              --              --         342,470
Corporate expenses                              --              --          15,803              --          15,803
                                      ------------    ------------    ------------    ------------    ------------
Operating income (loss)               $    (11,574)   $     14,334    $    (15,803)   $         --    $    (13,043)
                                      ============    ============    ============    ============    ============

Identifiable assets                   $ 24,517,992    $    281,222    $  1,403,299    $         --    $ 26,202,513
Capital expenditures                  $     17,483    $      1,720    $        261    $         --    $     19,464

Pre-Merger
Eight months ended August 30, 2000
Revenue                               $  1,426,857    $    145,266    $         --    $    (26,712)   $  1,545,411
Divisional operating expenses              743,452         103,184              --         (26,712)        819,924
Non-cash compensation                       36,137              --              --              --          36,137
Depreciation and amortization              533,575          45,338              --              --         578,913
Merger and non-recurring                    10,199         101,158              --              --         111,357
Corporate expenses                              --              --          43,559              --          43,559
                                      ------------    ------------    ------------    ------------    ------------
Operating income (loss)               $    103,494    $   (104,414)   $    (43,559)   $         --    $    (44,479)
                                      ============    ============    ============    ============    ============

Capital expenditures                  $      27,656   $      1,096    $         --    $         --    $     28,752


NOTE N - QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands)                                          Quarter Ended     Quarter Ended     Quarter Ended    Quarter Ended
                                                           March 31,         June 30,       September 30,    December 31,
                                                             2002              2002             2002             2002
                                                        --------------    --------------   --------------   --------------
Revenues                                                $      429,182    $      540,254   $      520,795   $      548,928
Operating income (loss)                                        146,029           237,264          219,488          219,665
Income (loss) before cumulative effect of a change in
   accounting principle                                         73,956           130,975          115,910          119,242
Net income (loss)                                           (9,305,309)          130,975          115,910          119,242

                                                         Quarter Ended     Quarter Ended     Quarter Ended     Quarter Ended
                                                           March 31,         June 30,        September 30,     December 31,
                                                             2001              2001              2001              2001
                                                        --------------    --------------    --------------    --------------
Revenues                                                $      430,748    $      521,542    $      483,156    $      482,825
Operating income (loss)                                        (97,527)          (27,265)          (54,130)          (87,601)
Income (loss) before cumulative effect of a change in
  accounting principle                                        (141,030)         (105,983)          (83,884)         (203,280)
Net income (loss)                                             (141,030)         (105,983)          (83,884)         (203,280)


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

ITEM 14. Controls and Procedures

    Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-K, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

    Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. Financial Statements.

    The following consolidated financial statements are included in Item 8.

    Consolidated Balance Sheets as of December 31, 2002 and 2001

    Consolidated Statements of Operations for the Years Ended December 31, 2002,
      2001 and 2000.

    Consolidated Statements of Changes in Equity for the Years Ended December
      31, 2002, 2001 and 2000.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2002,
      2001 and 2000.

    Notes to Consolidated Financial Statements

    (a) 2. Financial Statement Schedule.

    The following financial statement schedule for the years ended December 31, 2002, 2001 and 2000 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

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

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholder of
AMFM Operating Inc.:

We have audited the consolidated financial statements of AMFM Operating Inc. (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.) and subsidiaries as of December 31, 2002 and 2001, and for the two years ended December 31, 2002, the period from August 31, 2000 through December 31, 2000 (Post-Merger) and the period from January 1, 2000 through August 30, 2000 (Pre-Merger), and have issued our report thereon dated March 21, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP

San Antonio, Texas
March 21, 2003

                                                                     SCHEDULE II

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                         Additions     Additions
                                                         Balance at     charged to      charged                       Balance
                                                         beginning       costs and      to other                       at end
             Description                                 of period       expenses       accounts      Write-offs     of period
                                                        ------------   ------------   ------------   ------------   ------------
Allowance for doubtful accounts:
  Year ended December 31, 2002 .....................    $     12,883   $     21,818   $         --   $     19,790   $     14,911
                                                        ============   ============   ============   ============   ============
  Year ended December 31, 2001 .....................    $     19,714   $     30,257   $         --   $     37,088   $     12,883
                                                        ============   ============   ============   ============   ============
  Period from August 31 to December 31, 2000 .......    $     26,421   $      8,832   $         --   $     15,539   $     19,714
                                                        ============   ============   ============   ============   ============
  Period from January 1 to August 30, 2000 .........    $     21,428   $     18,802   $         --   $     13,809   $     26,421
                                                        ============   ============   ============   ============   ============

                                                                     SCHEDULE II

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                     Charges to
                                                      Balance at       Costs,                                      Balance
                                                      beginning     Expenses and                                    at end
                    Description                       of period         Other      Deletions(2)     Other(1)      of period
                                                     ------------   ------------   ------------   ------------   ------------
Deferred tax asset valuation allowance:
  Year ended December 31, 2002 ...................   $     39,616   $         --   $     39,616   $         --   $         --
                                                     ============   ============   ============   ============   ============
  Year ended December 31, 2001 ...................   $     39,616   $         --   $         --   $         --   $     39,616
                                                     ============   ============   ============   ============   ============
  Period from August 31 to December 31, 2000 .....   $         --   $         --   $         --   $     39,616   $     39,616
                                                     ============   ============   ============   ============   ============
  Period from January 1 to August 30, 2000 .......   $         --   $         --   $         --   $         --   $         --
                                                     ============   ============   ============   ============   ============

----------

(1) Related to the allowance for net operating loss carryforwards and other deferred tax assets assumed in acquisitions.

(2) In 2002, the Company utilized net operating loss carryforwards, which resulted in the reduction of the allowance for net operating loss carryforwards.

     (a) 3. Exhibits.

           EXHIBIT
             NO.                              DESCRIPTION OF EXHIBIT


       3.1(1)           --   Amended and Restated Certificate of Incorporation
                             of AMFM Operating Inc.

       3.2(2)           --   Bylaws of AMFM Operating Inc.

       4.1(3)           --   Certificate of Designation for 12 5/8% Series E
                             Cumulative Exchangeable Preferred Stock of AMFM
                             Operating Inc.

       4.2(4)           --   Certificate of Amendment to Certificate of
                             Designation for 12 5/8% Series E Cumulative
                             Exchangeable Preferred Stock of AMFM Operating Inc.

       4.3(5)           --   Indenture, dated as of November 19, 1999, governing
                             the 12 5/8% Senior Subordinated Exchange Debentures due 2006, of AMFM Operating Inc.

       4.4(6)           --   Indenture, dated as of June 24, 1997, governing the
                             8 3/4% Senior Subordinated Notes due 2007 of AMFM
                             Operating Inc. (the "8 3/4% Notes Indenture").

       4.5(7)           --   First Supplemental Indenture, dated as of September
                             5, 1997, to the 8 3/4% Notes Indenture.

       4.6(8)           --   Second Supplemental Indenture, dated as of October
                             28, 1997, to the 8 3/4% Notes Indenture.

       4.7(8)           --   Third Supplemental Indenture, dated as of August
                             23, 1999, to the 8 3/4% Notes Indenture.

       4.8(8)           --   Fourth Supplemental Indenture, dated as of November
                             19, 1999, to the 8 3/4% Notes Indenture.

       4.9(8)           --   Fifth Supplemental Indenture, dated as of January
                             18, 2000, to the 8 3/4% Notes Indenture.

       4.10(9)          --   Indenture, dated as of December 22, 1997, governing
                             the 8 1/8% Senior Subordinated Notes due 2007 of
                             AMFM Operating Inc. (the "8 1/8% Notes Indenture").

       4.11(8)          --   First Supplemental Indenture, dated as of August
                             23, 1999, to the 8 1/8% Notes Indenture.

       4.12(8)          --   Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8 1/8% Notes Indenture.

       4.13(8)          --   Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8 1/8% Notes Indenture.

       4.14(10)         --   Indenture, dated as of November 17, 1998, governing
                             the 8% Senior Notes due 2008 of AMFM Operating Inc.
                             (the "8% Notes Indenture").

       4.15(8)          --   First Supplemental Indenture, dated as of August
                             23, 1999, to the 8% Notes Indenture.

       4.16(8)          --   Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8% Notes Indenture.

       4.17(8)          --   Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8% Notes Indenture.

       4.18(11)         --   Intercompany Promissory Note between AMFM Operating
                             Inc. and Clear Channel Communications, Inc. dated
                             August 30, 2000.

       10.1(12)         --   Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 335,099 shares.

       10.2(12)         --   Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 634,517 shares.

       99.1             --   Certification of Chief Executive Officer

       99.2             --   Certification of Chief Financial Officer


----------

(1) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Capstar Communications, Inc. for the quarterly period ending June 30, 1999.

(2) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Registration Statement on Form S-3, initially filed November 22, 1996, as amended (Registration Number 333-15469).

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

(7) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(8) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.

(9) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(10) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(11) The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

(12) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.


    (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

                                            AMFM OPERATING INC.

                                            By:  /s/ L. LOWRY MAYS
                                                 -----------------
                                                     L. Lowry Mays
                                            Chairman and Chief Executive Officer

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

             Signature                                     Title                             Date
             ---------                                     -----                             ----
         /s/ L. LOWRY MAYS              Chairman, Chief Executive Officer and            March 28, 2003
------------------------------------      Director
           L. Lowry Mays                  (Principal Executive Officer)

         /s/ MARK P. MAYS               President, Chief Operating Officer and           March 28, 2003
------------------------------------      Director
           Mark P. Mays

        /s/ RANDALL T. MAYS             Executive Vice President, Chief Financial        March 28, 2003
------------------------------------      Officer and Director
          Randall T. Mays                 (Principal Financial Officer)

     /s/ HERBERT W. HILL, JR.           Senior Vice President and Chief                  March 28, 2003
------------------------------------      Accounting Officer
       Herbert W. Hill, Jr.               (Principal Accounting Officer)

                                  CERTIFICATION


I, L. Lowry Mays, Chairman and Chief Executive Officer of AMFM Operating Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of AMFM Operating Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ L. LOWRY MAYS
------------------------------------
L. Lowry Mays
Chairman and Chief Executive Officer

                                  CERTIFICATION


I, Randall T. Mays, Executive Vice President and Chief Financial Officer of AMFM Operating Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of AMFM Operating Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

/s/ RANDALL T. MAYS
----------------------------
Randall T. Mays
Executive Vice President and
 Chief Financial Officer

      EXHIBIT
        NO.                              DESCRIPTION OF EXHIBIT
      -------                            ----------------------
       3.1(1)           --   Amended and Restated Certificate of Incorporation
                             of AMFM Operating Inc.

       3.2(2)           --   Bylaws of AMFM Operating Inc.

       4.1(3)           --   Certificate of Designation for 12 5/8% Series E
                             Cumulative Exchangeable Preferred Stock of AMFM
                             Operating Inc.

       4.2(4)           --   Certificate of Amendment to Certificate of
                             Designation for 12 5/8% Series E Cumulative
                             Exchangeable Preferred Stock of AMFM Operating Inc.

       4.3(5)           --   Indenture, dated as of November 19, 1999, governing
                             the 12 5/8% Senior Subordinated Exchange Debentures
                             due 2006, of AMFM Operating Inc.

       4.4(6)           --   Indenture, dated as of June 24, 1997, governing the
                             8 3/4% Senior Subordinated Notes due 2007 of AMFM
                             Operating Inc. (the "8 3/4% Notes Indenture").

       4.5(7)           --   First Supplemental Indenture, dated as of September
                             5, 1997, to the 8 3/4% Notes Indenture.

       4.6(8)           --   Second Supplemental Indenture, dated as of October
                             28, 1997, to the 8 3/4% Notes Indenture.

       4.7(8)           --   Third Supplemental Indenture, dated as of August
                             23, 1999, to the 8 3/4% Notes Indenture.

       4.8(8)           --   Fourth Supplemental Indenture, dated as of November
                             19, 1999, to the 8 3/4% Notes Indenture.

       4.9(8)           --   Fifth Supplemental Indenture, dated as of January
                             18, 2000, to the 8 3/4% Notes Indenture.

       4.10(9)          --   Indenture, dated as of December 22, 1997, governing
                             the 8 1/8% Senior Subordinated Notes due 2007 of
                             AMFM Operating Inc. (the "8 1/8% Notes Indenture").

       4.11(8)          --   First Supplemental Indenture, dated as of August
                             23, 1999, to the 8 1/8% Notes Indenture.

       4.12(8)          --   Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8 1/8% Notes Indenture.

       4.13(8)          --   Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8 1/8% Notes Indenture.

       4.14(10)         --   Indenture, dated as of November 17, 1998, governing
                             the 8% Senior Notes due 2008 of AMFM Operating Inc.
                             (the "8% Notes Indenture").

       4.15(8)          --   First Supplemental Indenture, dated as of August
                             23, 1999, to the 8% Notes Indenture.

       4.16(8)          --   Second Supplemental Indenture, dated as of November
                             19, 1999, to the 8% Notes Indenture.

       4.17(8)          --   Third Supplemental Indenture, dated as of January
                             18, 2000, to the 8% Notes Indenture.

       4.18(11)         --   Intercompany Promissory Note between AMFM Operating
                             Inc. and Clear Channel Communications, Inc. dated
                             August 30, 2000.

       10.1(12)         --   Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 335,099
                             shares.

       10.2(12)         --   Stock Option Grant Agreement, dated July 13, 1999,
                             by and between AMFM Inc. and HMCo for 634,517
                             shares.

       99.1             --   Certification of Chief Executive Officer

       99.2             --   Certification of Chief Financial Officer

----------

(1) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Capstar Communications, Inc. for the quarterly period ending June 30, 1999.

(2) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Registration Statement on Form S-3, initially filed November 22, 1996, as amended (Registration Number 333-15469).

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

(7) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

(8) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.

(9) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

(10) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

(11) The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

(12) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.