Form 10-Q
period 2003-03-31
AMFM OPERATING INC
filed 2003-05-13
CIK 908612

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2003            Commission file number 000-22486


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

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of May 13, 2003, 1,040 shares of common stock of the Registrant's common stock were outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                                TABLE OF CONTENTS


                                                                                                        Page No.
                                                                                                        --------
Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at March 31, 2003 and December 31, 2002                                       3

     Consolidated Statements of Operations for three months ended March 31, 2003 and 2002                      5

     Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002                  6

     Notes to Consolidated Financial Statements                                                                7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           12

     Item 4.  Controls and Procedures                                                                         13


Part II -- Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                                14

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                                                               14

     Certifications                                                                                           15

     Index to Exhibits                                                                                        17

                                     PART I

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                           March 31,        December 31,
                                                              2003              2002
                                                          (Unaudited)         (Audited)
                                                          ------------      ------------
Current Assets
   Accounts receivable, less allowance of $15,654 at
      March 31, 2003 and $14,911 at December 31, 2002     $    366,906      $    432,473
   Other current assets                                         27,763            34,316
                                                          ------------      ------------
Total Current Assets                                           394,669           466,789

Property, Plant and Equipment
   Land, buildings and improvements                            182,163           180,685
   Transmitter and studio equipment                            264,640           260,314
   Furniture and other equipment                               107,965           106,561
   Construction in progress                                     31,677            33,058
                                                          ------------      ------------
                                                               586,445           580,618
Less accumulated depreciation                                 (115,815)         (104,590)
                                                          ------------      ------------
                                                               470,630           476,028
Intangible Assets
   Definite-lived intangibles, net                             157,314           160,038
   Indefinite-lived intangibles - licenses                   7,332,132         7,332,132
   Goodwill                                                  2,794,642         2,794,642

Other Assets
   Other assets                                                 49,619            49,576
   Other investments                                             5,084             5,084
                                                          ------------      ------------
Total Assets                                              $ 11,204,090      $ 11,284,289
                                                          ------------      ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)


                                                 March 31,       December 31,
                                                   2003              2002
                                               (Unaudited)         (Audited)
                                               ------------      ------------
Current Liabilities
   Accounts payable                            $     27,460      $     26,884
   Accrued interest                                  22,228            10,714
   Accrued expenses                                  82,903           107,059
                                               ------------      ------------
     Total Current Liabilities                      132,591           144,657


   Long-term debt                                   690,170         1,265,535
   Clear Channel promissory note                    690,997           300,000
   Deferred income taxes                          1,810,518         1,769,824
   Other long-term liabilities                      169,071           170,676

Shareholder's Equity
   Common stock                                           1                 1
   Additional paid-in capital                    17,346,238        17,346,238
   Retained deficit                              (9,635,496)       (9,712,642)
                                               ------------      ------------
     Total Shareholder's Equity                   7,710,743         7,633,597
                                               ------------      ------------
Total Liabilities and Shareholder's Equity     $ 11,204,090      $ 11,284,289
                                               ------------      ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                                 2003              2002
                                                                             ------------      ------------
Revenue                                                                      $    438,458      $    429,182

Operating Expenses:
   Divisional operating expenses (excludes non-cash
     compensation expense of $516 and $1,460, respectively)                       253,346           247,219
   Non-cash compensation expense                                                      516             1,460
   Depreciation and amortization                                                   17,236            16,610
   Corporate expenses                                                              14,236            17,864
                                                                             ------------      ------------
Operating income                                                                  153,124           146,029

Interest expense                                                                   25,985            32,111
Gain (loss) on marketable securities                                                   --             3,991
Other income (expense) - net                                                        2,518             6,387
                                                                             ------------      ------------
Income before income taxes and cumulative effect of a
  change in accounting principle                                                  129,657           124,296

Income tax benefit (expense)                                                      (52,511)          (50,340)
                                                                             ------------      ------------
Income before cumulative effect of a change in
  accounting principle                                                             77,146            73,956
Cumulative effect of a change in accounting principle, net of tax
  of $3,366,192                                                                        --        (9,379,265)
                                                                             ------------      ------------
Net income (loss)                                                                  77,146        (9,305,309)

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during period                              --             1,470
     Reclassification adjustment for (gains)
        losses included in net income (loss)                                           --            (2,475)
                                                                             ------------      ------------
Comprehensive income (loss)                                                  $     77,146      $ (9,306,314)
                                                                             ------------      ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                2003              2002
                                                            ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $    191,776      $    181,199

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                        --            11,827
   Purchases of property, plant and equipment                     (7,127)           (5,090)
   Proceeds from disposal of assets                                  179                --
   Acquisitions of operating assets                               (3,291)           (5,042)
   Other                                                              --              (135)
                                                            ------------      ------------

Net cash provided by (used in) investing activities              (10,239)            1,560


CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments on) proceeds from Clear Channel promissory
     note, net                                                   390,997           (35,222)
   (Payments on) long-term debt                                 (572,534)         (151,258)
                                                            ------------      ------------

Net cash provided by (used in) financing activities             (181,537)         (186,480)

Increase (decrease) in cash and cash equivalents                      --            (3,721)

Cash and cash equivalents at beginning of period                      --            11,352
                                                            ------------      ------------

Cash and cash equivalents at end of period                  $         --      $      7,631
                                                            ------------      ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Interim Financial Statements

AMFM Operating Inc. (the "Company"), together with its subsidiaries, is an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc. ("Clear Channel"), a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

Stock-Based Compensation

The Company accounts for its stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required pro forma net income as if the stock-based awards had been accounted for using the provisions of SFAS 123, Accounting for Stock-Based Compensation are as follows:

(In thousands)                                                              The three months ended March 31,
                                                                            --------------------------------
                                                                                2003                2002
                                                                            ------------        ------------
Net income before cumulative effect of a change in accounting principle
   Reported                                                                 $     77,146        $     73,956
   Pro forma stock compensation expense, net of tax                                  836                 578
                                                                            ------------        ------------
   Pro Forma                                                                $     76,310        $     73,378
                                                                            ------------        ------------

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2003 and 2002:

                                                          2003                              2002
                                                          ----                              ----
Risk-free interest rate                               2.91% - 3.76%                    2.85% - 5.33%
Dividend yield                                             0%                                0%
Volatility factors                                      43% - 47%                        36% - 49%
Expected life in years                                  5.0 - 7.5                        3.5 - 7.5

Recent Accounting Pronouncements

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Adoption of this statement did not materially impact the Company's financial position or results of operations.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Adoption of this statement did not materially impact the Company's financial position or results of operations.

On January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("the Interpretation"). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation's disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report. Adoption of the initial recognition and initial measurement requirements of the Interpretation did not materially impact the Company's financial position or results of operations.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company's definite-lived intangibles consist of representation contracts for non-affiliated television and radio stations. These agreements are amortized over their respective lives.

Total amortization expense from representation contracts for the three months ended March 31, 2003 and for the year ended December 31, 2002 was $5.7 million and $19.9 million, respectively. The gross carrying value of the contracts at March 31, 2003 was $201.5 million and accumulated amortization was $44.2 million. The gross carrying value of the contracts at December 31, 2002 was $198.5 million and accumulated amortization was $38.5 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

       (In thousands)
        2004           $    22,451
        2005                21,301
        2006                17,045
        2007                12,934
        2008                12,934

Indefinite-lived Intangibles

Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), the Company's FCC licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually.

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on FCC licenses of approximately $5.5 billion, net of tax of $3.4 billion, recorded as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The Company used the income approach to value FCC licenses, which involved estimating expected future cash flows from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows at January 1, 2002, the Company took into account the economic slowdown in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th.

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

There was no change in the Company's goodwill balance from December 31, 2002 to March 31, 2003.

Note 3: RESTRUCTURING

The Company has recorded a liability in purchase accounting from its merger with Clear Channel in 2000 ("AMFM Merger"), that relates to severance for terminated employees and lease terminations as follows:

(In thousands)
                                                         March 31,       December 31,
                                                           2003              2002
                                                       ------------      ------------
Severance and lease termination costs:
    Accrual at January 1                               $     29,450      $     36,310
    Payments charged against restructuring accrual             (939)           (6,860)
                                                       ------------      ------------
Remaining severance and lease termination accrual      $     28,511      $     29,450
                                                       ------------      ------------

The remaining severance and lease accrual is comprised of $21.0 million of severance and $7.5 million of lease termination. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next four years. During the first quarter of 2003, $.6 million was paid and charged to the restructuring accrual related to severance. As the Company made adjustments to finalize the purchase price allocation related to the AMFM Merger during 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

Note 4: CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

(In millions)                         March 31,      December 31,
                                        2003             2002
                                    ------------     ------------
Clear Channel Promissory Note       $      691.0     $      300.0
                                    ------------     ------------
Long-Term Debt:
  8% Senior Notes                          690.2            690.8
  8.125% Notes                                --            380.2
  8.75% Notes                                 --            194.5
                                    ------------     ------------
                                           690.2          1,265.5
  Less:  Current portion                      --               --
                                    ------------     ------------
       Total long-term debt (a)     $      690.2     $    1,265.5
                                    ------------     ------------

(a) Includes $18.9 million and $44.6 million as of March 31, 2003 and December 31, 2002, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel. The fair value of the Company's long-term debt was $758.6 million and $1.2 billion at March 31, 2003 and December 31, 2002, respectively.

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

On February 10, 2003, Clear Channel called all of the Company's outstanding 8.125% senior subordinated notes due 2007 for $379.2 million plus accrued interest. On February 18, 2003, Clear Channel called all of the Company's outstanding 8.75% senior subordinated notes due 2007 for $193.4 million plus accrued interest. The Company financed the redemption of the notes through borrowings on the Clear Channel promissory note. As a result of the redemption, a gain on the early extinguishment of debt of $1.6 million was recorded during the three months ended March 31, 2003 in Other income (expense) - net.

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

Upon the occurrence of a change in control (as defined in the indenture governing the 8.0% senior notes), the holders of the notes have the right to require the Company to repurchase all or any part of the notes at a purchase price equal to 101% plus accrued and unpaid interest.

Other

The 8% senior notes are senior unsecured obligations of the Company and rank equal in right of payment to the obligations of the Company and all other indebtedness of the Company not expressly subordinated to the 8% senior notes. The 8% senior notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries.

The Company's 8% senior notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. Under the 8% senior notes, the Company had approximately $7.2 billion available for restricted payments at March 31, 2003. The redemptions of the 8.125% notes and 8.75% notes in February 2003 were restricted payments under the 8% senior notes.

At March 31, 2003, the Company was in compliance with all debt covenants. The Company expects to be in compliance throughout 2003.

The Company has no scheduled maturities of long-term debt until 2008.

Note 5: COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company has guaranteed a portion of Clear Channel's bank credit facilities including a reducing revolving line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $1.5 billion three-year term loan with outstanding balances at March 31, 2003, of $-0- million, $1.6 million, and $1.5 billion, respectively. At March 31, 2003, the contingent liability under these guarantees was $1.0 billion.

From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance or accrued reserves, or would not have a material adverse effect on the financial condition of the Company.

Note 6: SEGMENT DATA

The Company has one reportable operating segment - radio broadcasting. The Company's media representation firm is reported in "other". Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

(In thousands)
                                     Radio
                                  Broadcasting        Other           Corporate        Eliminations      Consolidated
                                  ------------     ------------      ------------      ------------      ------------
Quarter ended March 31, 2003
Revenue                           $    401,458     $     42,891      $         --      $     (5,891)     $    438,458
Divisional operating expenses          220,952           38,285                --            (5,891)          253,346
Non-cash compensation                      516               --                --                --               516
Depreciation and amortization            9,395            7,164               677                --            17,236
Corporate expenses                          --               --            14,236                --            14,236
                                  ------------     ------------      ------------      ------------      ------------
Operating income                  $    170,595     $     (2,558)     $    (14,913)     $         --      $    153,124
                                  ------------     ------------      ------------      ------------      ------------

Identifiable assets               $ 10,891,897     $    232,862      $     79,331      $         --      $ 11,204,090

Quarter ended March 31, 2002
Revenue                           $    394,953     $     40,452      $         --      $     (6,223)     $    429,182
Divisional operating expenses          214,076           39,366                --            (6,223)          247,219
Non-cash compensation                    1,460               --                --                --             1,460
Depreciation and amortization           10,111            5,691               808                --            16,610
Corporate expenses                          --               --            17,864                --            17,864
                                  ------------     ------------      ------------      ------------      ------------
Operating income                  $    169,306     $     (4,605)     $    (18,672)     $         --      $    146,029
                                  ------------     ------------      ------------      ------------      ------------

Identifiable assets               $ 10,840,973     $    292,562      $     82,206      $         --      $ 11,215,741

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002 is as follows:

CONSOLIDATED

(In thousands)                    Three Months Ended March 31,
                                  -----------------------------       % Change
                                      2003             2002         2003 v. 2002
                                  ------------     ------------     ------------
Revenue                           $    438,458     $    429,182                2%
Divisional Operating Expenses          253,346          247,219                2%

         Revenue increased $9.3 million for the three months ended March 31, 2003 compared to the same period of 2002. Our top 25 markets grew revenue 2% during the current quarter as compared to the same quarter of the prior year. During the three months ended March 31, 2003, our national revenue grew faster than our local revenue as compared to 2002. Strong national revenue categories in the first quarter of 2003 were retail, telecom/utility, entertainment, auto and finance. We also saw stronger revenues in our national syndication business.

         Divisional operating expenses increased $6.1 million for the three months ended March 31, 2003 compared to the same period of 2002. The increase was driven by variable expense increases associated with the increase in revenue.

Other Income and Expense Information

          Non-cash compensation expense relates to unvested stock options granted to our employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $2.3 million during the remaining vesting period.

         Interest expense decreased $6.1 million during the first quarter of 2003 compared to the same period of 2002 due to the decrease in our total debt outstanding. In February 2003, we redeemed all of the 8.125% notes and all of the 8.75% notes.

         During the three months ended March 31, 2002, a $4.0 million gain on sale of assets related to mergers was recorded relating to the sale of 791,000 shares of Entravision Corporation that we acquired in the AMFM merger.

         Other income (expense) - net was income of $2.5 million and $6.4 million for the three months ended March 31, 2003 and 2002, respectively. The income recognized during 2003 relates to a $1.6 million gain on the early extinguishment of debt and a $.9 million gain on the sale of representation contracts. The income recognized in 2002 primarily related to a $6.2 million gain on the early extinguishment of debt.

         The loss recorded as a cumulative effect of a change in accounting principle during the first three months of 2002 relates to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") on January 1, 2002. Statement 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash impairment charge of approximately $3.9 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax impairment charge on our FCC licenses of approximately $5.5 billion.

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

Caution Concerning Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets, expansion of market share, and the availability of capital resources are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

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

                                            AMFM OPERATING INC.




May 13, 2003                                /s/ RANDALL T. MAYS
                                            ------------------------------
                                            Randall T. Mays
                                            Executive Vice President and
                                            Chief Financial Officer



May 13, 2003                                /s/ HERBERT W. HILL, JR.
                                            ------------------------------
                                            Herbert W. Hill, Jr.
                                            Senior Vice President and
                                            Chief Accounting Officer

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


Date: May 13, 2003


/s/ L. LOWRY MAYS
---------------------------------------
L. Lowry Mays
Chairman and Chief Executive Officer

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


Date: May 13, 2003

/s/ RANDALL T. MAYS
---------------------------------------
Randall T. Mays
Executive Vice President and
 Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION OF EXHIBIT
-------                                 ----------------------
  3.1(1)          --    Amended and Restated Certificate of Incorporation of
                        AMFM Operating Inc.

  3.2(2)          --    Bylaws of AMFM Operating Inc.

  4.1(3)          --    Certificate of Designation for 12 5/8% Series E
                        Cumulative Exchangeable Preferred Stock of AMFM
                        Operating Inc.

  4.2(4)          --    Certificate of Amendment to Certificate of Designation
                        for 12 5/8% Series E Cumulative Exchangeable Preferred
                        Stock of AMFM Operating Inc.

  4.4(5)          --    Indenture, dated as of June 24, 1997, governing the
                        8 3/4% Senior Subordinated Notes due 2007 of AMFM
                        Operating Inc. (the "8 3/4% Notes Indenture").

  4.5(6)          --    First Supplemental Indenture, dated as of September 5,
                        1997, to the 8 3/4% Notes Indenture.

  4.6(7)          --    Second Supplemental Indenture, dated as of October 28,
                        1997, to the 8 3/4% Notes Indenture.

  4.7(7)          --    Third Supplemental Indenture, dated as of August 23,
                        1999, to the 8 3/4% Notes Indenture.

  4.8(7)          --    Fourth Supplemental Indenture, dated as of November 19,
                        1999, to the 8 3/4% Notes Indenture.

  4.9(7)          --    Fifth Supplemental Indenture, dated as of January 18,
                        2000, to the 8 3/4% Notes Indenture.

  4.10(8)         --    Indenture, dated as of December 22, 1997, governing the
                        8 1/8% Senior Subordinated Notes due 2007 of AMFM
                        Operating Inc. (the "8 1/8% Notes Indenture").

  4.11(7)         --    First Supplemental Indenture, dated as of August 23,
                        1999, to the 8 1/8% Notes Indenture.

  4.12(7)         --    Second Supplemental Indenture, dated as of November 19,
                        1999, to the 8 1/8% Notes Indenture.

  4.13(7)         --    Third Supplemental Indenture, dated as of January 18,
                        2000, to the 8 1/8% Notes Indenture.

  4.14(9)         --    Indenture, dated as of November 17, 1998, governing the
                        8% Senior Notes due 2008 of AMFM Operating Inc. (the "8%
                        Notes Indenture").

  4.15(7)         --    First Supplemental Indenture, dated as of August 23,
                        1999, to the 8% Notes Indenture.

  4.16(7)         --    Second Supplemental Indenture, dated as of November 19,
                        1999, to the 8% Notes Indenture.

  4.17(7)         --    Third Supplemental Indenture, dated as of January 18,
                        2000, to the 8% Notes Indenture.

  4.18(10)        --    Intercompany Promissory Note between AMFM Operating Inc.
                        and Clear Channel Communications, Inc. dated August 30,
                        2000.

  10.1(11)        --    Stock Option Grant Agreement, dated July 13, 1999, by
                        and between AMFM Inc. and HMCo for 335,099 shares.

  10.2(11)        --    Stock Option Grant Agreement, dated July 13, 1999, by
                        and between AMFM Inc. and HMCo for 634,517 shares.

  99.1            --    Certification of Chief Executive Officer

  99.2            --    Certification of Chief Financial Officer

----------

    (1) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Capstar Communications, Inc. for the quarterly period ending June 30, 1999.

    (2) Incorporated by reference to Exhibits to SFX Broadcasting, Inc.'s Registration Statement on Form S-3, initially filed November 4, 1996, as amended (Registration Number 333-15469).

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

    (6) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on September 26, 1997, as amended (Registration Number 333-36451).

    (7) Incorporated by reference to Exhibits to the Annual Report on Form 10-K of AMFM Inc. for the year ended December 31, 1999.

    (8) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on April 22, 1998, as amended (Registration Number 333-50739).

    (9) Incorporated by reference to Exhibits to Chancellor Media Corporation of Los Angeles's Registration Statement on Form S-4, initially filed on November 9, 1998, as amended (Registration Number 333-66971).

    (10) The Company has not filed long-term debt instruments where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

    (11)     Incorporated by reference to Exhibits to Amendment No. 6 to
             Schedule 13D of Thomas O. Hicks, et. al., filed on October 14,
             1999.