Form 10-Q
period 2003-06-30
AMFM OPERATING INC
filed 2003-08-13
CIK 908612

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2003             Commission file number 000-22486


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

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2003, 1,040 shares of the Registrant's common stock were outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at June 30, 2003 and December 31, 2002                                        3

     Consolidated Statements of Operations for the six and three months ended June 30, 2003 and 2002           5

     Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002                     6

     Notes to Consolidated Financial Statements                                                                7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           13

     Item 4.  Controls and Procedures                                                                         15


Part II -- Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                                16

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                                                               16

     Index to Exhibits                                                                                        17

                                     PART I

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                              June 30,           December 31,
                                                               2003                 2002
                                                            (Unaudited)           (Audited)
                                                            ------------         ------------
Current Assets
   Accounts receivable, less allowance of $14,883 at
      June 30, 2003 and $14,911 at December 31, 2002        $    433,925         $    432,473
   Other current assets                                           24,790               34,316
                                                            ------------         ------------
Total Current Assets                                             458,715              466,789

Property, Plant and Equipment
   Land, buildings and improvements                              181,649              180,685
   Transmitter and studio equipment                              267,659              260,314
   Furniture and other equipment                                 106,187              106,561
   Construction in progress                                       27,322               33,058
                                                            ------------         ------------
                                                                 582,817              580,618
Less accumulated depreciation                                   (125,469)            (104,590)
                                                            ------------         ------------
                                                                 457,348              476,028
Intangible Assets
   Definite-lived intangibles, net                               151,080              160,038
   Indefinite-lived intangibles - licenses                     7,332,941            7,332,132
   Goodwill                                                    2,794,642            2,794,642

Other Assets
   Other assets                                                   48,858               49,576
   Other investments                                               5,084                5,084
                                                            ------------         ------------
Total Assets                                                $ 11,248,668         $ 11,284,289
                                                            ------------         ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)


                                                    June 30,           December 31,
                                                      2003                 2002
                                                   (Unaudited)          (Audited)
                                                  ------------         ------------
Current Liabilities
   Accounts payable                               $     30,807         $     26,884
   Accrued interest                                      8,802               10,714
   Accrued expenses                                     88,920              107,059
                                                  ------------         ------------
     Total Current Liabilities                         128,529              144,657


   Long-term debt                                      689,481            1,265,535
   Clear Channel promissory note                       593,510              300,000
   Deferred income taxes                             1,837,344            1,769,824
   Other long-term liabilities                         167,788              170,676

Shareholder's Equity
   Common stock                                              1                    1
   Additional paid-in capital                       17,346,238           17,346,238
   Retained deficit                                 (9,514,223)          (9,712,642)
                                                  ------------         ------------
     Total Shareholder's Equity                      7,832,016            7,633,597
                                                  ------------         ------------
Total Liabilities and Shareholder's Equity        $ 11,248,668         $ 11,284,289
                                                  ------------         ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)

                                                                       Six Months Ended June 30,       Three Months Ended June 30,
                                                                       ----------------------------   ----------------------------
                                                                          2003             2002          2003             2002
                                                                       -----------      -----------   -----------      -----------
Revenue                                                                $   980,460      $   969,436   $   542,002      $   540,254

Operating expenses:
   Divisional operating expenses (excludes non-cash compensation expenses of $1,017, $2,777, $501 and $1,317 for the six and
     three months ended June 30, 2003 and 2002, respectively)              532,532          524,307       279,186          277,088
   Non-cash compensation expense                                             1,017            2,777           501            1,317
   Depreciation and amortization                                            37,230           33,947        19,994           17,337
   Corporate expenses                                                       28,124           25,112        13,888            7,248
                                                                       -----------      -----------   -----------      -----------
Operating income                                                           381,557          383,293       228,433          237,264

Interest expense                                                            49,227           61,775        23,242           29,664
Gain (loss) on sale of assets                                               (3,124)           1,288        (3,124)           1,288
Gain (loss) on marketable securities                                            --            3,991            --               --
Other income (expense) - net                                                 4,271           17,625         1,753           11,238
                                                                       -----------      -----------   -----------      -----------
Income before income taxes and cumulative effect of a change in            333,477          344,422       203,820          220,126
   accounting principle
Income tax (expense) benefit                                              (135,058)        (139,491)      (82,547)         (89,151)
                                                                       -----------      -----------   -----------      -----------
Income (loss) before cumulative effect of a change in accounting           198,419          204,931       121,273          130,975
   principle
Cumulative effect of a change in accounting principle, net of tax
   of $3,366,192                                                                --       (9,379,265)           --               --
                                                                       -----------      -----------   -----------      -----------
Net income (loss)                                                          198,419       (9,174,334)      121,273          130,975

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during period                       --            1,470            --               --
     Reclassification adjustment for (gains) losses included in net
       income (loss)                                                            --           (2,475)           --               --
                                                                       -----------      -----------   -----------      -----------
Comprehensive income (loss)                                            $   198,419      $(9,175,339)  $   121,273      $   130,975
                                                                       -----------      -----------   -----------      -----------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                            Six Months Ended June 30,
                                                            -------------------------
                                                              2003           2002
                                                            ---------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 292,804      $ 341,863

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                     --         11,827
   Purchases of property, plant and equipment                 (10,231)       (16,454)
   Proceeds from disposal of assets                               644             --
   Acquisitions of operating assets                            (4,193)        (5,029)
   Other                                                           --           (139)
                                                            ---------      ---------

Net cash (used in) investing activities                       (13,780)        (9,795)


CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments on) proceeds from Clear Channel promissory
     note, net                                                293,510       (192,163)
   (Payments on) long-term debt                              (572,534)      (151,257)
                                                            ---------      ---------

Net cash (used in) financing activities                      (279,024)      (343,420)

Increase (decrease) in cash and cash equivalents                   --        (11,352)

Cash and cash equivalents at beginning of period                   --         11,352
                                                            ---------      ---------

Cash and cash equivalents at end of period                  $      --      $      --
                                                            ---------      ---------

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

Stock-Based Compensation

The Company's employees are periodically awarded stock options to acquire stock of Clear Channel. The Company accounts for these stock-based awards in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required pro forma net income as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, are as follows:

(In thousands)                                            Six Months Ended              Three Months Ended
                                                               June 30,                      June 30,
                                                       ------------------------      ------------------------
                                                         2003            2002          2003           2002
                                                       ---------      ---------      ---------      ---------
Net Income before cumulative effect of a change in
 accounting principle
   Reported                                            $ 198,419      $ 204,931      $ 121,273      $ 130,975
   Pro forma stock compensation expense,
      net of tax                                          (2,087)        (1,122)        (1,251)          (544)
                                                       ---------      ---------      ---------      ---------
   Pro Forma                                           $ 196,332      $ 203,809      $ 120,022      $ 130,431
                                                       ---------      ---------      ---------      ---------

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2003 and 2002:

                                                          2003                              2002
                                                      -------------                    -------------
Risk-free interest rate                               2.91% - 3.76%                    2.85% - 5.33%
Dividend yield                                             0%                                0%
Volatility factors                                      43% - 47%                        36% - 49%
Expected life in years                                  5.0 - 7.5                        3.5 - 7.5

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

On January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45's disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45's initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company's financial position or results of operations.

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its quarterly report for the period ending September 30, 2003. The Company does not expect adoption of this statement to materially impact the Company's financial position or results of operations.

Note 2:  INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company's definite-lived intangibles consist of representation contracts for non-affiliated television and radio stations. These agreements are amortized over their respective lives.

Total amortization expense from representation contracts for the three and six months ended June 30, 2003 and for the year ended December 31, 2002 was $5.8 million, $11.5 million and $19.9 million, respectively. The gross carrying value of the contracts at June 30, 2003 was $201.0 million and accumulated amortization was $49.9 million. The gross carrying value of the contracts at December 31, 2002 was $198.5 million and accumulated amortization was $38.5 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

       (In thousands)
        2004           $    23,442
        2005                22,292
        2006                17,500
        2007                11,695
        2008                10,132

Indefinite-lived Intangibles

Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), the Company's FCC licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually.

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on FCC licenses of approximately $5.5 billion, net of tax of $3.4 billion, recorded as a component of the cumulative effect of a change in accounting principle during the three and six months ended June 30, 2002. The Company used the income approach to value FCC licenses, which involved estimating expected future cash flows from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows at January 1, 2002, the Company took into account the economic slowdown in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th.

Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized an impairment of approximately $3.9 billion as a component of the cumulative effect of a change in accounting principle during the three and six months ended June 30, 2002. Consistent with the Company's approach to fair value FCC licenses, the income approach was used to determine the fair value of the Company's reporting unit. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company's media inventory as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of the Company's reporting unit, resulting in a write-off of a portion of goodwill.

There was no change in the Company's goodwill balance from December 31, 2002 to June 30, 2003.

Note 3: RESTRUCTURING

The Company has recorded a liability in purchase accounting from its merger with Clear Channel in 2000 ("AMFM Merger"), that relates to severance for terminated employees and lease terminations as follows:

(In thousands)                                         Six Months Ended          Year Ended December
                                                        June 30, 2003                  31, 2002
                                                       ----------------          -------------------
Severance and lease termination costs:
   Accrual at January 1                                 $     29,450                $     36,310
   Payments charged against restructuring accrual             (2,042)                     (6,860)
                                                        ------------                ------------
Remaining severance and lease termination accrual       $     27,408                $     29,450
                                                        ------------                ------------

The remaining severance and lease accrual is comprised of $20.2 million of severance and $7.2 million of lease termination. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next four years. During the six months ended June 30, 2003, $1.4 million was paid and charged to the restructuring accrual related to severance. As the Company made adjustments to finalize the purchase price allocation related to the AMFM Merger during 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

Note 4:  CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

         (In millions)                       June 30,    December 31,
                                               2003         2002
                                             --------    ------------
         Clear Channel Promissory Note       $  593.5     $  300.0
                                             --------     --------
         Long-Term Debt:
           8% Senior Notes                      689.5        690.8
           8.125% Notes                            --        380.2
           8.75% Notes                             --        194.5
                                             --------     --------
                                                689.5      1,265.5
           Less:  Current portion                  --           --
                                             --------     --------
                Total long-term debt (a)     $  689.5     $1,265.5
                                             --------     --------

(a) Includes $18.2 million and $44.6 million as of June 30, 2003 and December 31, 2002, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel. The fair value of the Company's long-term debt was $772.0 million and $1.2 billion at June 30, 2003 and December 31, 2002, respectively.

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

On February 10, 2003, Clear Channel called all of the Company's outstanding 8.125% senior subordinated notes due 2007 for $379.2 million plus accrued interest. On February 18, 2003, Clear Channel called all of the Company's outstanding 8.75% senior subordinated notes due 2007 for $193.4 million plus accrued interest. The Company financed the redemption of the notes through borrowings on the Clear Channel promissory note. As a result of the redemption, a gain on the early extinguishment of debt of $1.6 million was recorded during the six months ended June 30, 2003 in Other income (expense) - net.

8% Senior Notes

On November 17, 1998, the Company issued $750.0 million aggregate principal amount of 8% senior notes due 2008 (the "8% senior notes"). Interest on the 8% senior notes is payable semiannually, commencing on May 1, 1999. The 8% senior notes mature on November 1, 2008 and are redeemable, in whole or in part, at the option of the Company at a redemption price equal to 100% plus the applicable premium (as defined in the indenture governing the 8% senior notes) plus accrued and unpaid interest. Upon the occurrence of a change in control (as defined in the indenture governing the 8% senior notes), the holders of the notes have the right to require the Company to repurchase all or any part of the notes at a purchase price equal to 101% plus accrued and unpaid interest.

The 8% senior notes are senior unsecured obligations of the Company and rank equal in right of payment to the obligations of the Company and all other indebtedness of the Company not expressly subordinated to the 8% senior notes. The 8% senior notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries.

The 8% senior notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. Under the 8% senior notes, the Company had approximately $7.1 billion available for restricted payments at June 30, 2003. The redemptions of the 8.125% notes and 8.75% notes in February 2003 were restricted payments under the 8% senior notes.

Other

At June 30, 2003, the Company was in compliance with all debt covenants. The Company expects to be in compliance throughout 2003.

The Company has no scheduled maturities of long-term debt until 2008.

Note 5: COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company has guaranteed a portion of Clear Channel's bank credit facilities including a reducing revolving line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a $500.0 million three-year term loan with outstanding balances at June 30, 2003, of $75.0 million, $1.6 million, and $500.0 million, respectively. At June 30, 2003, the contingent liability under these guarantees was $1.0 billion.

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

(In thousands)                          Radio
                                     Broadcasting       Other          Corporate       Eliminations     Consolidated
                                     ------------    -----------      -----------      ------------     ------------
Six months ended June 30, 2003
Revenue                              $   899,513     $    94,163      $        --      $   (13,216)     $   980,460
Divisional operating expenses            464,726          81,022               --          (13,216)         532,532
Non-cash compensation                      1,017              --               --               --            1,017
Depreciation and amortization             20,917          14,306            2,007               --           37,230
Corporate expenses                            --              --           28,124               --           28,124
                                     -----------     -----------      -----------      -----------      -----------
Operating income (loss)              $   412,853     $    (1,165)     $   (30,131)     $        --      $   381,557
                                     -----------     -----------      -----------      -----------      -----------

Identifiable assets                  $10,941,919     $   229,359      $    77,390      $        --      $11,248,668

Three months ended June 30, 2003
Revenue                              $   498,055     $    51,272      $        --      $    (7,325)     $   542,002
Divisional operating expenses            243,774          42,737               --           (7,325)         279,186
Non-cash compensation                        501              --               --               --              501
Depreciation and amortization             11,522           7,142            1,330               --           19,994
Corporate expenses                            --              --           13,888               --           13,888
                                     -----------     -----------      -----------      -----------      -----------
Operating income (loss)              $   242,258     $     1,393      $   (15,218)     $        --      $   228,433
                                     -----------     -----------      -----------      -----------      -----------

Six months ended June 30, 2002
Revenue                              $   894,003     $    90,012      $        --      $   (14,579)     $   969,436
Divisional operating expenses            459,020          79,866               --          (14,579)         524,307
Non-cash compensation                      2,777              --               --               --            2,777
Depreciation and amortization             20,545          12,052            1,350               --           33,947
Corporate expenses                            --              --           25,112               --           25,112
                                     -----------     -----------      -----------      -----------      -----------
Operating income (loss)              $   411,661     $    (1,906)     $   (26,462)     $        --      $   383,293
                                     -----------     -----------      -----------      -----------      -----------

Identifiable assets                  $10,909,161     $   291,548      $    79,971      $        --      $11,280,680

                                      Radio
                                   Broadcasting    Other       Corporate   Eliminations  Consolidated
                                   ------------   --------     ---------   ------------  ------------
Three months ended June 30, 2002
Revenue                              $499,050     $ 49,560     $     --      $ (8,356)     $540,254
Divisional operating expenses         244,944       40,500           --        (8,356)      277,088
Non-cash compensation                   1,317           --           --            --         1,317
Depreciation and amortization          10,434        6,361          542            --        17,337
Corporate expenses                         --           --        7,248            --         7,248
                                     --------     --------     --------      --------      --------
Operating income (loss)              $242,355     $  2,699     $ (7,790)     $     --      $237,264
                                     --------     --------     --------      --------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 2003 to Three and six Months Ended June 30, 2002 is as follows:

CONSOLIDATED

(In thousands)                    Three Months Ended June 30,               Six Months Ended June 30,
                                  ---------------------------       %       -------------------------        %
                                    2003               2002       Change      2003             2002        Change
                                  --------           --------     ------    --------         --------      ------
Revenue                           $542,002           $540,254        0%     $980,460         $969,436         1%
Divisional Operating Expenses      279,186            277,088        1%      532,532          524,307         2%

         Revenue was flat for the three months ended June 30, 2003 as compared to the same period of 2002. Our revenue was impacted by weakness in local spot sales and non-traditional revenues offset by stronger national sales, particularly in the retail, auto, telecom/utility, and entertainment categories.

         Revenue increased 1% for the six months ended June 30, 2003 as compared to the same period of 2002. The increase was driven primarily by national advertising revenue and an increase in revenues from our representation business. Our strongest national advertising categories during the six months ended June 30, 2003 were retail, auto, telecom/utility, and entertainment.

         Divisional operating expenses increased 1% and 2% for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002. The increase was driven primarily by increased commission expense in our representation business as well as an increase in programming expenses in our radio business.

Other Income and Expense Information

          Non-cash compensation expense relates to unvested stock options granted to our employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $1.4 million during the remaining vesting period.

         Interest expense decreased $6.4 million and $12.5 million during the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002 due to the decrease in our total debt outstanding. In February 2003, we redeemed all of the 8.125% notes and all of the 8.75% notes.

         During the three and six month periods ended June 30, 2003, we recorded a loss on the sale of assets of $3.1 million, primarily related to the sale of a building, land and equipment in one of our markets resulting from the consolidation of facilities.

         During the six months ended June 30, 2002, a $4.0 million gain on sale of assets related to mergers was recorded relating to the sale of 791,000 shares of Entravision Corporation that we acquired in the AMFM merger.

         Other income (expense) - net decreased $9.5 million and $13.4 million during the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002. The decline is primarily related to income recognized in the first quarter of 2002 related to a $6.2 million gain on the early extinguishment of debt and a $11.5 million gain recognized in the second quarter of 2002 related to the sale of representation contracts.

         The loss recorded as a cumulative effect of a change in accounting principle during the first three and six months of 2002 relates to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and

Other Intangible Assets ("Statement 142") on January 1, 2002. Statement 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash impairment charge of approximately $3.9 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax impairment charge on our FCC licenses of approximately $5.5 billion.

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

Regulatory Matters

         On June 2, 2003, the FCC adopted a decision modifying a number of its rules governing the ownership of radio stations and other media outlets in local and national markets. Among other changes, the modified rules establish a new methodology for defining local radio markets and counting stations within those markets, treat radio joint sales agreements as ownership interests of the selling party in certain circumstances, allow for increased ownership of TV stations at the local and national level, and permit additional local cross-ownership of daily newspapers, television stations, and radio stations.

         We expect some parties to petition the FCC for reconsideration of the new regulations. In addition, we expect that certain aspects of the new rules will be challenged in Court and Congress is also currently reviewing the new regulations. Given these contingencies, it is unclear at this time whether the new FCC regulations will be fully implemented in their current form.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

                                       AMFM OPERATING INC.




August 12, 2003                        /s/ RANDALL T. MAYS
                                       -----------------------------------------
                                       Randall T. Mays
                                       Executive Vice President and
                                       Chief Financial Officer



August 12, 2003                        /s/ HERBERT W. HILL, JR.
                                       -----------------------------------------
                                       Herbert W. Hill, Jr.
                                       Senior Vice President and
                                       Chief Accounting Officer

                                INDEX TO EXHIBITS

 EXHIBIT
   NO.                 DESCRIPTION OF EXHIBIT
 -------               ----------------------
  3.1(1)           --  Amended and Restated Certificate of Incorporation of AMFM Operating Inc.

  3.2(2)           --  Bylaws of AMFM Operating Inc.

  4.1(3)           --  Certificate of Designation for 12 5/8% Series E Cumulative Exchangeable Preferred Stock of
                       AMFM Operating Inc.


  4.2(4)           --  Certificate of Amendment to Certificate of Designation for 12 5/8% Series E Cumulative
                       Exchangeable Preferred Stock of AMFM Operating Inc.


  4.4(5)           --  Indenture, dated as of June 24, 1997, governing the 8 3/4% Senior Subordinated Notes due
                       2007 of AMFM Operating Inc. (the "8 3/4% Notes Indenture").


  4.5(6)           --  First Supplemental Indenture, dated as of September 5, 1997, to the 8 3/4% Notes Indenture.

  4.6(7)           --  Second Supplemental Indenture, dated as of October 28, 1997, to the 8 3/4% Notes Indenture.

  4.7(7)           --  Third Supplemental Indenture, dated as of August 23, 1999, to the 8 3/4% Notes Indenture.

  4.8(7)           --  Fourth Supplemental Indenture, dated as of November 19, 1999, to the 8 3/4% Notes
                       Indenture.

  4.9(7)           --  Fifth Supplemental Indenture, dated as of January 18, 2000, to the 8 3/4% Notes Indenture.

  4.10(8)          --  Indenture, dated as of December 22, 1997, governing the 8 1/8% Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the "8 1/8% Notes Indenture").

  4.11(7)          --  First Supplemental Indenture, dated as of August 23, 1999, to the 8 1/8% Notes Indenture.

  4.12(7)          --  Second Supplemental Indenture, dated as of November 19, 1999, to the 8 1/8% Notes
                       Indenture.

  4.13(7)          --  Third Supplemental Indenture, dated as of January 18, 2000, to the 8 1/8% Notes Indenture.

  4.14(9)          --  Indenture, dated as of November 17, 1998, governing the 8% Senior Notes due 2008 of AMFM
                       Operating Inc. (the "8% Notes Indenture").

  4.15(7)          --  First Supplemental Indenture, dated as of August 23, 1999, to the 8% Notes Indenture.

  4.16(7)          --  Second Supplemental Indenture, dated as of November 19, 1999, to the 8% Notes Indenture.

  4.17(7)          --  Third Supplemental Indenture, dated as of January 18, 2000, to the 8% Notes Indenture.

  4.18(10)         --  Intercompany Promissory Note between AMFM Operating Inc. and Clear Channel Communications,
                       Inc. dated August 30, 2000.

  10.1(11)         --  Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for
                       335,099 shares.

  10.2(11)         --  Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for
                       634,517 shares.

  31.1             --  Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.

  31.2             --  Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.

  32.1             --  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2             --  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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