Form 10-Q
period 2003-09-30
AMFM OPERATING INC
filed 2003-11-14
CIK 908612

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2003        Commission file number 000-22486


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

         Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2003, 1,040 shares of the Registrant's common stock were outstanding.

         The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                                TABLE OF CONTENTS



                                                                                                        Page No.
                                                                                                        --------
Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at September 30, 2003 and December 31, 2002                                   3

     Consolidated Statements of Operations for the nine and three months ended September 30, 2003 and 2002     5

     Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002               6

     Notes to Consolidated Financial Statements                                                                7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           13

     Item 4.  Controls and Procedures                                                                         15


Part II -- Other Information

     Item 1.  Legal Proceedings                                                                               16

     Item 6.  Exhibits and Reports on Form 8-K                                                                16

         (a)  Exhibits

         (b)  Reports on Form 8-K

     Signatures                                                                                               16

     Index to Exhibits                                                                                        17

                                     PART I

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                               September 30,      December 31,
                                                                  2003                2002
                                                               (Unaudited)         (Audited)
                                                               ------------       ------------
Current Assets
   Accounts receivable, less allowance of $14,288 at
      September 30, 2003 and $14,911 at December 31, 2002      $    430,404       $    432,473
   Other current assets                                              26,216             34,316
                                                               ------------       ------------
Total Current Assets                                                456,620            466,789

Property, Plant and Equipment
   Land, buildings and improvements                                 183,014            180,685
   Transmitter and studio equipment                                 273,513            260,314
   Furniture and other equipment                                    110,837            106,561
   Construction in progress                                          23,028             33,058
                                                               ------------       ------------
                                                                    590,392            580,618
Less accumulated depreciation                                      (138,852)          (104,590)
                                                               ------------       ------------
                                                                    451,540            476,028
Intangible Assets
   Definite-lived intangibles, net                                  146,545            160,038
   Indefinite-lived intangibles - licenses                        7,332,941          7,332,132
   Goodwill                                                       2,794,642          2,794,642

Other Assets
   Other assets                                                      45,970             49,576
   Other investments                                                     84              5,084
                                                               ------------       ------------
Total Assets                                                   $ 11,228,342       $ 11,284,289
                                                               ------------       ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                September 30,      December 31,
                                                   2003                2002
                                                (Unaudited)          (Audited)
                                                ------------       ------------
Current Liabilities
   Accounts payable                             $     30,348       $     26,884
   Accrued interest                                   22,228             10,714
   Accrued expenses                                   87,977            107,059
                                                ------------       ------------
     Total Current Liabilities                       140,553            144,657

   Long-term debt                                    688,779          1,265,535
   Clear Channel promissory note                     421,023            300,000
   Deferred income taxes                           1,861,627          1,769,824
   Other long-term liabilities                       164,640            170,676

Shareholder's Equity
   Common stock                                            1                  1
   Additional paid-in capital                     17,346,238         17,346,238
   Retained deficit                               (9,394,519)        (9,712,642)
                                                ------------       ------------
     Total Shareholder's Equity                    7,951,720          7,633,597

                                                ------------       ------------
Total Liabilities and Shareholder's Equity      $ 11,228,342       $ 11,284,289
                                                ------------       ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)

                                                                    Nine Months Ended                 Three Months Ended
                                                               -----------------------------       -------------------------
                                                                      September 30,                      September 30,
                                                               -----------------------------       -------------------------
                                                                  2003              2002             2003            2002
                                                               -----------       -----------       ---------       ---------
Revenue                                                        $ 1,513,710       $ 1,490,231       $ 533,250       $ 520,795

Operating expenses:
   Divisional operating expenses (excludes non-cash
     compensation expenses of $1,327, $3,681, $310
     and $904 for the nine and three months ended
     September 30, 2003 and 2002, respectively)                    805,435           790,288         272,903         265,981
   Non-cash compensation expense                                     1,327             3,681             310             904
   Depreciation and amortization                                    57,126            53,709          19,896          19,762
   Corporate expenses                                               42,799            39,772          14,675          14,660
                                                               -----------       -----------       ---------       ---------
Operating income                                                   607,023           602,781         225,466         219,488

Interest expense                                                    69,624            88,113          20,397          26,338
Gain (loss) on sale of assets                                       (3,841)               --            (717)             --
Gain (loss) on marketable securities                                (5,000)            3,991          (5,000)             --
Other income (expense) - net                                         6,102            20,571           1,831           1,658
                                                               -----------       -----------       ---------       ---------
Income before income taxes and cumulative effect
  of a change in accounting principle                              534,660           539,230         201,183         194,808
Income tax (expense) benefit                                      (216,537)         (218,389)        (81,479)        (78,898)
                                                               -----------       -----------       ---------       ---------
Income before cumulative effect of a change in
  accounting principle                                             318,123           320,841         119,704         115,910
Cumulative effect of a change in accounting principle,
  net of tax of $3,366,192                                              --        (9,379,265)             --              --
                                                               -----------       -----------       ---------       ---------
Net income (loss)                                                  318,123        (9,058,424)        119,704         115,910

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during period               --             1,470              --              --
     Reclassification adjustment for (gains) losses
       included in net income (loss)                                    --            (2,475)             --              --
                                                               -----------       -----------       ---------       ---------
Comprehensive income (loss)                                    $   318,123       $(9,059,429)      $ 119,704       $ 115,910
                                                               -----------       -----------       ---------       ---------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                2003            2002
                                                             ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 475,748       $ 589,012

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                      --          11,827
   Purchases of property, plant and equipment                  (20,810)        (26,893)
   Proceeds from disposal of assets                              2,643              --
   Acquisitions of operating assets                             (6,070)         (7,432)
   Other                                                            --            (137)
                                                             ---------       ---------

Net cash (used in) investing activities                        (24,237)        (22,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments on) proceeds from Clear Channel promissory
     note, net                                                 121,023        (426,471)
   (Payments on) long-term debt                               (572,534)       (151,258)
                                                             ---------       ---------

Net cash (used in) financing activities                       (451,511)       (577,729)

Increase (decrease) in cash and cash equivalents                    --         (11,352)

Cash and cash equivalents at beginning of period                    --          11,352
                                                             ---------       ---------

Cash and cash equivalents at end of period                   $      --       $      --
                                                             ---------       ---------

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

Stock-Based Compensation

The Company's employees are periodically awarded stock options to acquire stock of Clear Channel. The Company accounts for these stock-based awards in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required pro forma net income as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", are as follows:

(In thousands)                                   Nine Months Ended               Three Months Ended
                                                    September 30,                   September 30,
                                              -------------------------       -------------------------
                                                 2003           2002            2003            2002
                                              ---------       ---------       ---------       ---------
Net Income before cumulative effect of
a change in accounting principle
   Reported                                   $ 318,123       $ 320,841       $ 119,704       $ 115,910
   Pro forma stock compensation expense,
      net of tax                                 (2,884)         (1,670)           (797)           (548)
                                              ---------       ---------       ---------       ---------
   Pro Forma                                  $ 315,239       $ 319,171       $ 118,907       $ 115,362
                                              ---------       ---------       ---------       ---------

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

Recent Accounting Pronouncements

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Adoption of this statement did not materially impact the Company's financial position or results of operations.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Adoption of this statement did not materially impact the Company's financial position or results of operations.

On January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45's disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45's initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company's financial position or results of operations.

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its annual report for the year ending December 31, 2003. The Company does not expect adoption of this statement to materially impact the Company's financial position or results of operations.

Note 2:  INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company's definite-lived intangibles consist of representation contracts for non-affiliated television and radio stations. These agreements are amortized over their respective lives.

Total amortization expense from representation contracts for the three and nine months ended September 30, 2003 and for the year ended December 31, 2002 was $6.3 million, $17.8 million and $19.9 million, respectively. The gross carrying value of the contracts at September 30, 2003 was $202.0 million and accumulated amortization was $55.5 million. The gross carrying value of the contracts at December 31, 2002 was $198.5 million and accumulated amortization was $38.5 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

       (In thousands)

        2004           $    23,442
        2005                22,292
        2006                17,500
        2007                11,695
        2008                10,290

Indefinite-lived Intangibles

Under the guidance in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), the Company's FCC licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but are tested for impairment at least annually.

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on FCC licenses of approximately $5.5 billion, net of tax of $3.4 billion, recorded as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The Company used the income approach to value FCC licenses, which involved estimating expected future cash flows from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows at January 1, 2002, the Company took into account the economic slowdown in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11, 2001.

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

There was no change in the Company's goodwill balance from December 31, 2002 to September 30, 2003.

Note 3:  RESTRUCTURING

The Company has recorded a liability in purchase accounting from its merger with Clear Channel in 2000 ("AMFM Merger"), that relates to severance for terminated employees and lease terminations as follows:

         (In thousands)                                        Nine Months Ended       Year Ended
                                                               September 30, 2003   December 31, 2002
                                                               ------------------   -----------------
         Severance and lease termination costs:
            Accrual at January 1                                    $ 29,450           $ 36,310
            Payments charged against restructuring accrual            (2,706)            (6,860)
                                                                    --------           --------
         Remaining severance and lease termination accrual          $ 26,744           $ 29,450
                                                                    --------           --------

The remaining severance and lease accrual at September 30, 2003 is comprised of $19.9 million of severance and $6.8 million of lease termination. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next four years. During the nine months ended September 30, 2003, $1.7 million was paid and charged to the restructuring accrual related to severance. As the Company made adjustments to finalize the purchase price allocation related to the AMFM Merger during 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

Note 4:  CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

    Long-term debt consists of the following:

(In millions)                          September 30,     December 31,
                                           2003              2002
                                       -------------     ------------
Clear Channel Promissory Note            $  421.0          $  300.0
                                         --------          --------
Long-Term Debt:
  8% Senior Notes                           688.8             690.8
  8.125% Notes                                 --             380.2
  8.75% Notes                                  --             194.5
                                         --------          --------
                                            688.8           1,265.5

  Less:  Current portion                       --                --
                                         --------          --------
       Total long-term debt (a)          $  688.8          $1,265.5
                                         --------          --------

(a) Includes $17.5 million and $44.6 million as of September 30, 2003 and December 31, 2002, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel. The fair value of the Company's long-term debt was $787.8 million and $1.2 billion at September 30, 2003 and December 31, 2002, respectively.

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

On February 10, 2003, Clear Channel called all of the Company's outstanding 8.125% senior subordinated notes due 2007 for $379.2 million plus accrued interest. On February 18, 2003, Clear Channel called all of the Company's outstanding 8.75% senior subordinated notes due 2007 for $193.4 million plus accrued interest. The Company financed the redemption of the notes through borrowings on the Clear Channel promissory note. As a result of the redemption, a gain on the early extinguishment of debt of $1.6 million was recorded during the nine months ended September 30, 2003 in Other income (expense) - net.

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

The 8% senior notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. Under the 8% senior notes, the Company had approximately $7.1 billion available for restricted payments at September 30, 2003. The redemptions of the 8.125% notes and 8.75% notes in February 2003 were restricted payments under the 8% senior notes.

Other

At September 30, 2003, the Company was in compliance with all debt covenants. The Company expects to be in compliance throughout 2003.

The Company has no scheduled maturities of long-term debt until 2008.

Note 5: COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company has guaranteed a portion of Clear Channel's bank credit facilities including a reducing revolving line of credit facility, a $1.5 billion five-year multi-currency revolving credit facility and a three-year term loan with outstanding balances at September 30, 2003, of $475.0 million, $1.6 million, and $200.0 million, respectively. At September 30, 2003, the contingent liability under these guarantees was $1.0 billion.

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


(In thousands)                                  Radio
                                             Broadcasting          Other          Corporate        Eliminations        Consolidated
                                             ------------         --------        ---------        ------------        ------------
Nine months ended September 30, 2003
Revenue                                       $ 1,388,931         $145,923         $     --          $(21,144)         $ 1,513,710
Divisional operating expenses                     703,747          122,832               --           (21,144)             805,435
Non-cash compensation                               1,327               --               --                --                1,327
Depreciation and amortization                      32,635           22,081            2,410                --               57,126
Corporate expenses                                     --               --           42,799                --               42,799
                                              -----------         --------         --------          --------          -----------
Operating income (loss)                       $   651,222         $  1,010         $(45,209)         $     --          $   607,023
                                              -----------         --------         --------          --------          -----------

Identifiable assets                           $10,935,600         $220,273         $ 72,469          $     --          $11,228,342

Three months ended September 30, 2003
Revenue                                       $   489,418         $ 51,760         $     --          $ (7,928)         $   533,250
Divisional operating expenses                     239,021           41,810               --            (7,928)             272,903
Non-cash compensation                                 310               --               --                --                  310
Depreciation and amortization                      11,718            7,775              403                --               19,896
Corporate expenses                                     --               --           14,675                --               14,675
                                              -----------         --------         --------          --------          -----------
Operating income (loss)                       $   238,369         $  2,175         $(15,078)         $     --          $   225,466
                                              -----------         --------         --------          --------          -----------

                                                Radio
                                             Broadcasting          Other          Corporate        Eliminations       Consolidated
                                             ------------         --------        ---------        ------------       ------------
Nine months ended September 30, 2002
Revenue                                       $ 1,370,156         $142,500         $     --          $(22,425)         $ 1,490,231
Divisional operating expenses                     690,505          122,208               --           (22,425)             790,288
Non-cash compensation                               3,681               --               --                --                3,681
Depreciation and amortization                      33,410           18,273            2,026                --               53,709
Corporate expenses                                     --               --           39,772                --               39,772
                                              -----------         --------         --------          --------          -----------
Operating income (loss)                       $   642,560         $  2,019         $(41,798)              $--          $   602,781
                                              -----------         --------         --------          --------          -----------

Identifiable assets                           $10,888,326         $283,843         $ 78,301          $     --          $11,250,470

Three months ended September 30, 2002
Revenue                                       $   476,154         $ 52,487         $     --          $ (7,846)         $   520,795
Divisional operating expenses                     231,485           42,342               --            (7,846)             265,981
Non-cash compensation                                 904               --               --                --                  904
Depreciation and amortization                      12,865            6,221              676                --               19,762
Corporate expenses                                     --               --           14,660                --               14,660
                                              -----------         --------         --------          --------          -----------
Operating income (loss)                       $   230,900         $  3,924         $(15,336)         $     --          $   219,488
                                              -----------         --------         --------          --------          -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

Comparison of Three and Nine months Ended September 30, 2003 to Three and Nine months Ended September 30, 2002 is as follows:

CONSOLIDATED

(In thousands)                           Three Months Ended                           Nine Months Ended
                                            September 30,                                 September 30,
                                      -------------------------         %          -----------------------------         %
                                        2003             2002         Change          2003             2002           Change
                                      --------         --------       ------       ----------         ----------      ------
Revenue                               $533,250         $520,795         2%         $1,513,710         $1,490,231         2%
Divisional Operating Expenses          272,903          265,981         3%            805,435            790,288         2%

         Revenue grew 2% for the three and nine months ended September 30, 2003 as compared to the same period of 2002. Our revenue was impacted by strength in national spot sales, particularly in the retail, finance, travel, auto, telecom/utility, and entertainment categories. National spot sales had a positive impact not only in our radio markets, but in our national representation business as well.

         Divisional operating expenses increased 3% and 2% for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002. The increase was driven primarily by increased commission expense in our national representation business as well as an increase in marketing and promotional expenses in our radio business.

Other Income and Expense Information

          Non-cash compensation expense relates to unvested stock options granted to our employees that have been assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $.9 million during the remaining vesting period.

         Interest expense decreased $5.9 million and $18.5 million during the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002 due to the decrease in our total debt outstanding. In February 2003, we redeemed all of the 8.125% notes and 8.75% notes.

         During the three and nine months ended September 30, 2003, we recorded a loss on the sale of assets of $.7 million and $3.8 million, respectively. The $3.8 million loss primarily related to the sale in the second quarter of 2003 of a building, land and equipment in one of our markets resulting from the consolidation of facilities.

         During the three months ended September 30, 2003, we recorded an impairment on a radio technology investment for $5.0 million due to a decline in its market value that was considered to be other-than-temporary. During the nine months ended September 30, 2002, a $4.0 million gain on marketable securities was recorded relating to the sale of 791,000 shares of Entravision Corporation.

         Other income (expense) - net was income of $1.8 million and $6.1 million for the three and nine months ended September 30, 2003, respectively, an increase of $.2 million and a decrease of $14.5 million from the three and nine months ended September 30, 2002, respectively. The decline for the nine months ended September 30, 2003 is primarily related to income recognized in the first quarter of 2002 related to a $6.2 million gain on the early extinguishment of debt and a $11.5 million gain recognized in the second quarter of 2002 related to the sale of representation contracts.

         The loss recorded as a cumulative effect of a change in accounting principle during the nine months of 2002 relates to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Statement 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash impairment charge of approximately $3.9 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax impairment charge on our FCC licenses of approximately $5.5 billion.

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

         After adoption, a number of parties (including our parent company, Clear Channel) filed petitions for review of the new FCC regulations with various federal courts. These petitions have been consolidated in a proceeding before the United States Court of Appeals for the Third Circuit. That court has issued a stay preventing the implementation of the new regulations pending the outcome of judicial review. Oral argument in the court case is currently scheduled for February 2004. In addition, various parties have petitioned the FCC for reconsideration of its decision, and Congress continues to review the new regulations. Given these contingencies, it is unclear at this time whether the new FCC regulations will be fully implemented in their current form.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to Clear Channel Communications, Inc., our parent company. The Subpoena requires Clear Channel to produce certain information regarding commercial advertising run by Clear Channel on behalf of offshore and/or online (internet) gambling businesses, including sports bookmaking and casino-style gambling. Clear Channel is cooperating with such requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits. See Exhibit Index on Page 17

         (b)  Reports on Form 8-K

              NONE

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    AMFM OPERATING INC.




November 12, 2003                                   /s/ RANDALL T. MAYS
                                                    ----------------------------
                                                    Randall T. Mays
                                                    Executive Vice President and
                                                    Chief Financial Officer



November 12, 2003                                   /s/ HERBERT W. HILL, JR.
                                                    ----------------------------
                                                    Herbert W. Hill, Jr.
                                                    Senior Vice President and
                                                    Chief Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
                        ---------------------------------------

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