Form 10-K
period 2003-12-31
AMFM OPERATING INC
filed 2004-03-30
CIK 908612

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                                   ----------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES | | NO |X|

      AMFM Operating Inc. is a wholly-owned subsidiary of Clear Channel Communications, Inc., and there is no market for the Registrant's common stock. As of March 26, 2004, 1,040 shares of the Registrant's common stock were outstanding.

      The Registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction I(1)(a) and (b) of Form 10-K.

                                TABLE OF CONTENTS

                                                  PART I                                                        Page
Item 1.  Business........................................................................................          3
Item 2.  Properties......................................................................................          4
Item 3.  Legal Proceedings...............................................................................          4
Item 4.  Submission of Matters to a Vote of Security Holders.............................................          4
                                                 PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................          5
Item 6.  Selected Consolidated Financial Data............................................................          5
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........          5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................          7
Item 8.  Financial Statements and Supplementary Data.....................................................          8
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............         26
Item 9A. Controls and Procedures.........................................................................         26
                                                 PART III
Item 10. Directors and Executive Officers of the Registrant..............................................         27
Item 11. Executive Compensation..........................................................................         27
Item 12. Security Ownership of Certain Beneficial Owners and Management..................................         27
Item 13. Certain Relationships and Related Transactions..................................................         27
Item 14. Principal Accountant Fees and Services..........................................................         27
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................         27

                                     PART I

ITEM 1. Business
(Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)

General

      AMFM Operating Inc., together with its subsidiaries, ("AMFM Operating" or the "Company") is an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc. ("Clear Channel"), a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. As of December 31, 2003 we owned or operated 530 radio stations in 127 markets in the United States. Our operations also include Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for our portfolio of stations, and a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

Radio Broadcasting

            Radio Stations

      Our portfolio of radio stations is geographically diversified and employs a wide variety of programming formats. A station's format can be important in determining the size and characteristics of its listening audience. Advertisers often tailor their advertisements to appeal to selected population or demographic segments.

      Most of our radio broadcasting revenue is generated from the sale of local and national advertising. Additional revenue is generated from network compensation, event payments, barter and other miscellaneous transactions. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area that advertisers want to reach, as well as the number of stations and other advertising media competing in the market and the relative demand for radio in any given market.

      Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are certain numbers of advertisements that are broadcast each hour. We determine the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

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

Other Operations

      Katz is a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz represents over 2,700 radio stations and 390 television stations.

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

ITEM 2. Properties
(Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)

      In the latter part of 2002, Clear Channel and AMFM Operating moved certain of the radio corporate operations to the Clear Channel corporate headquarters in San Antonio, Texas, primarily housed in Clear Channel's company-owned 55,000 square foot office building. Previously, our corporate radio operations were headquartered in 21,201 square feet of leased office space in Covington, Kentucky. The lease on this site expires in November 2008. Although the executives of our radio operations and their support functions are in San Antonio, we still occupy the leased space in Covington to house other support functions for our radio operations. Additionally, our radio stations are provided accounting and information technology support services through employees at Clear Channel's company-owned 120,000 square foot data and administrative service center in San Antonio. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A radio station's studios are generally housed with its offices in downtown or business districts. A radio station's transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

      Katz operates out of 27 sales offices throughout the United States.

      No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

ITEM 3. Legal Proceedings

      At the Senate Judiciary Committee hearing on July 24, 2003, an Assistant United States Attorney General announced that the Department of Justice (the "DOJ"), is pursuing two separate antitrust inquiries concerning our parent company, Clear Channel. One inquiry is whether Clear Channel has violated antitrust laws in one of its radio markets. The other is whether Clear Channel has limited airplay of artists who do not use its concert services in violation of antitrust laws. Clear Channel is cooperating fully with all DOJ requests.

      On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to Clear Channel. The Subpoena requires Clear Channel to produce certain information regarding commercial advertising run by it on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. Clear Channel is cooperating with such requirements.

      Clear Channel is among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that Clear Channel is in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals and oral argument was held in the case in February 2004. A decision has not yet been issued.

      We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

(In thousands)

                                     Years Ended December 31,
                                   ---------------------------      % Change
                                      2003             2002       2003 v. 2002
                                   ----------       ----------    ------------
Revenue                            $2,056,512       $2,039,159         1%
Divisional Operating Expenses       1,102,655        1,077,210         2%

      Revenue increased $17.4 million for the year ended December 31, 2003 as compared to 2002. Our revenue was impacted by strength in national spot sales, particularly in the entertainment, finance, telecom/utility, retail and auto advertising categories. National spot sales had a positive impact in our national representation business as well.

      Divisional operating expenses increased $25.4 million for the year ended December 31, 2003 as compared to the same period of 2002. The increase was driven primarily by increased competition costs to maintain a strong sales staff in our national representation business, as well as increases in production, marketing and promotional expenses in our radio business.

Other Income and Expense Information

      Non-cash compensation expense relates to unvested stock options granted to our employees prior to the merger with Clear Channel that were assumed by Clear Channel and that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $1.3 million during the remaining vesting period.

      Corporate expense was $52.6 million in 2003 and $58.9 million in 2002, a decrease of $6.3 million. In 2002, corporate expenses included higher performance-based bonus expenses as compared to 2003.

      Interest expense was $88.3 million and $112.0 million for the years ended December 31, 2003 and 2002 respectively, a decrease of $23.7 million due to the decrease in total debt outstanding. In February 2003, we redeemed all of our outstanding 8.125% notes and 8.75% notes for $379.2 million plus accrued interest and $193.4 million plus accrued interest, respectively. The redemptions were financed by borrowings on the Clear Channel promissory note, which we subsequently repaid through cash flows from continuing operations.

      The loss on sale of marketable securities for the year ended December 31, 2003 of $5.0 million is related to the impairment of our investment in a radio technology firm that we deemed to be other than temporary. The gain on sale of marketable securities for the year ended December 31, 2002 of $4.0 million is related to the sale of 791,000 shares of Entravision Communications Corporation.

      Other income (expense) - net decreased $24.0 million from income of $25.2 million in 2002 to income of $1.2 million in 2003. During 2003, we redeemed our 8.125% and 8.75% notes which resulted in a gain of $1.7 million and recognized a gain of $1.5 million on the sale of representation contracts, offset by miscellaneous expenses of $1.8 million. During 2002, the Company recognized a $14.8 million gain on the sale of representation contracts and a $6.2 million gain recognized on the early extinguishment of debt.

      The loss recorded as a cumulative effect of a change in accounting principle during 2002 relates to our adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002. Statement 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash impairment charge of approximately $3.9 billion upon adoption. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax impairment charge on our FCC licenses of approximately $5.5 billion.

      The non-cash impairments of our goodwill and FCC licenses were primarily caused by unfavorable economic conditions, which persisted in the radio broadcast business throughout 2002. This weakness contributed to our customers reducing the number of advertising dollars spent with us. These conditions adversely impacted the cash flow projections used to determine the fair value of our licenses and reporting unit. These factors resulted in the non-cash impairment charge of a portion of our licenses and goodwill.

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

      After adoption, a number of parties (including our parent company, Clear Channel) filed petitions for review of the new FCC regulations with various federal courts. These petitions have been consolidated in a proceeding before the United States Court of Appeals for the Third Circuit. That court has issued a stay preventing the implementation of the new regulations pending the outcome of judicial review. Oral argument in the court case was conducted in February 2004. In addition, various parties have petitioned the FCC for reconsideration of its decision, and Congress continues to review the new regulations. Given these contingencies, it is unclear at this time whether the new FCC regulations will be fully implemented in their current form.

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

      A wide range of factors could materially affect future developments and performance, including:

            - the impact of general economic and political conditions in the U.S. including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

            -     the impact of the geopolitical environment;

            - our ability to integrate the operations of recently acquired companies;

            -     shifts in population and other demographics;

            -     industry conditions, including competition;

            -     fluctuations in operating costs;

            -     technological changes and innovations;

            -     changes in labor conditions;

            -     capital expenditure requirements;

            -     the outcome of pending or future litigation;

            -     legislative or regulatory requirements;

            -     interest rates;

            -     the effect of leverage on our financial position and earnings;

            -     taxes;

            -     access to capital markets; and

            - certain other factors set forth in our filings with the Securities and Exchange Commission.

            This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

      None.

ITEM 8. Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder of
AMFM Operating Inc.:

We have audited the accompanying consolidated balance sheets of AMFM Operating Inc. (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, equity, and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMFM Operating Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                        /s/ ERNST & YOUNG LLP

San Antonio, Texas
March 12, 2004

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                              December 31,         December 31,
                                                                                  2003                 2002
                                                                              ------------         ------------
Current Assets
   Cash and cash equivalents                                                  $         --         $         --
   Accounts receivable, less allowance of $12,795 at December 31, 2003
      and $14,911 at December 31, 2002                                             425,479              432,473
   Other current assets                                                             21,012               34,316
                                                                              ------------         ------------
        Total Current Assets                                                       446,491              466,789

Property, Plant and Equipment
   Land, buildings and improvements                                                189,393              180,685
   Transmitter and studio equipment                                                283,151              260,314
   Furniture and other equipment                                                   116,439              106,561
   Construction in progress                                                         18,721               33,058
                                                                              ------------         ------------
                                                                                   607,704              580,618
Less accumulated depreciation                                                     (151,821)            (104,590)
                                                                              ------------         ------------
                                                                                   455,883              476,028
Intangible Assets
   Definite-lived intangibles, net                                                 176,309              160,038
   Indefinite-lived intangibles - licenses                                       7,332,941            7,332,132
   Goodwill                                                                      2,794,642            2,794,642

Other Assets
   Other assets                                                                     41,935               49,576
   Other investments                                                                    84                5,084

                                                                              ------------         ------------
Total Assets                                                                  $ 11,248,285         $ 11,284,289
                                                                              ------------         ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                              December 31,         December 31,
                                                                                  2003                 2002
                                                                              ------------         ------------
Current Liabilities
   Accounts payable                                                           $     29,882         $     26,884
   Accrued interest                                                                  8,802               10,714
   Accrued expenses                                                                 76,141              107,059
                                                                              ------------         ------------
        Total Current Liabilities                                                  114,825              144,657

Long-term debt                                                                     688,064            1,265,535
Clear Channel promissory note                                                      300,000              300,000
Deferred income taxes                                                            1,892,741            1,769,824
Other long-term liabilities                                                        198,523              170,676

Shareholder's Equity
   Common stock, par value $.10 per share, authorized and issued 1,040
      shares in 2003 and 2002                                                            1                    1
   Additional paid-in capital                                                   17,346,238           17,346,238
   Retained deficit                                                             (9,292,107)          (9,712,642)
                                                                              ------------         ------------
        Total Shareholder's Equity                                               8,054,132            7,633,597

                                                                              ------------         ------------
Total Liabilities and Shareholder's Equity                                    $ 11,248,285         $ 11,284,289
                                                                              ------------         ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                              Year Ended           Year Ended          Year Ended
                                                              December 31,        December 31,        December 31,
                                                                 2003                2002                2001
                                                              ------------        ------------        ------------
Revenue                                                       $ 2,056,512         $ 2,039,159         $ 1,918,271
Operating expenses:
   Divisional operating expense (excludes non-cash
      compensation expense of $1,609, $4,400, and
      $12,372, respectively)                                    1,102,655           1,077,210           1,090,225
   Non-cash compensation expense                                    1,609               4,400              12,372
   Depreciation and amortization                                   78,081              76,239           1,036,428
   Corporate expenses                                              52,623              58,864              45,769
                                                              -----------         -----------         -----------
        Operating income (loss)                                   821,544             822,446            (266,523)

Interest expense                                                   88,328             112,035             176,720
Gain (loss) on marketable securities                               (5,000)              3,991            (242,675)
Other income (expense) - net                                        1,249              25,234              10,019
                                                              -----------         -----------         -----------
Income (loss) before income taxes, extraordinary item
   and cumulative effect of a change in accounting
   principle                                                      729,465             739,636            (675,899)
Income tax benefit (expense)                                     (295,433)           (299,553)            141,722
                                                              -----------         -----------         -----------
Income (loss) before cumulative effect of a change in
   accounting principle                                           434,032             440,083            (534,177)
Cumulative effect of a change in accounting principle,
   net of tax of $3,366,192                                            --          (9,379,265)                 --
                                                              -----------         -----------         -----------
Net income (loss)                                                 434,032          (8,939,182)           (534,177)

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities:
      Unrealized holding gain (loss) arising during
        period                                                         --               1,470             (23,907)
      Reclassification adjustment for (gains) losses
        included in net income (loss)                                  --              (2,475)            151,493
                                                              -----------         -----------         -----------
Comprehensive income (loss)                                   $   434,032         $(8,940,187)        $  (406,591)
                                                              -----------         -----------         -----------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                        CONSOLIDATED STATEMENTS OF EQUITY
                      (In thousands, except for share data)

                                                                                                      Accumulated
                                                                                        Retained          Other            Total
                                              Common Stock              Paid-in         Earnings      Comprehensive    Shareholder's
                                          Shares         Amount         Capital        (Deficit)      Income (Loss)        Equity
                                      ------------    ------------   ------------    ------------     -------------    -------------
Balances at December 31, 2000                1,040    $          1   $ 17,346,238    $    (89,246)    $   (126,581)    $ 17,130,412
Unrealized loss on investments, net
    of tax                                      --              --             --              --          (23,907)         (23,907)
Reclassification adjustment for loss
  included in net loss                          --              --             --              --          151,493          151,493
Net loss                                        --              --             --        (534,177)              --         (534,177)
                                      ------------    ------------   ------------    ------------     ------------     ------------
Balances at December 31, 2001                1,040               1     17,346,238        (623,423)           1,005       16,723,821
Unrealized gain on investments, net
    of tax                                      --              --             --              --            1,470            1,470
Reclassification adjustment for gain
  Included in net loss                          --              --             --              --           (2,475)          (2,475)
Dividends paid to Clear Channel                 --              --             --        (150,037)              --         (150,037)
Net loss                                        --              --             --      (8,939,182)              --       (8,939,182)
                                      ------------    ------------   ------------    ------------     ------------     ------------
Balances at December 31, 2002                1,040               1     17,346,238      (9,712,642)              --        7,633,597
Dividends paid to Clear Channel                 --              --             --         (13,497)              --          (13,497)
Net earnings                                    --              --             --         434,032               --          434,032
                                      ------------    ------------   ------------    ------------     ------------     ------------
Balances at December 31, 2003                1,040    $          1   $ 17,346,238    $ (9,292,107)    $         --     $  8,054,132
                                      ------------    ------------   ------------    ------------     ------------     ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Year Ended December 31,
                                                              2003            2002            2001
                                                          -----------     -----------     -----------
Net income (loss)                                         $   434,032     $(8,939,182)    $  (534,177)
Reconciling items:
   Cumulative effect of a change in accounting
      principle, net of tax                                        --       9,379,265              --
   Depreciation                                                53,037          52,524          54,779
   Amortization                                                25,044          23,715         981,649
   Non-cash compensation                                        1,609           4,400          12,372
   Deferred income tax expense (benefit)                      122,917         181,653        (254,224)
   Loss (gain) on disposition of marketable securities          5,000          (3,991)        242,675
   Other                                                          607          (6,223)        (10,949)

Changes in certain assets and liabilities:
    Decrease (increase) in accounts receivable                  6,994         (27,695)         89,255
    Decrease (increase) in other current assets                13,304           8,740          24,803
    Increase (decrease) in income taxes payable to
       Clear Channel                                               --              --        (398,975)
    Increase (decrease) in accounts payable and
       accrued expenses                                       (29,119)        (23,114)       (135,903)
    Increase (decrease) in other, net                           3,166          (9,688)         70,867
                                                          -----------     -----------     -----------
Net cash provided by operating activities                     636,591         640,404         142,172

CASH FLOWS FROM INVESTING ACTIVITIES:
(Investment in), liquidation of, restricted cash                   --              --         320,485
Proceeds from divestitures placed in restricted cash               --              --           3,000
Proceeds from sale of available-for-sale securities                --          11,827         919,999
Purchases of property, plant and equipment                    (39,842)        (53,311)        (88,182)
Proceeds from disposal of assets                                2,665              --          23,301
Acquisitions of operating assets                              (13,383)        (16,681)        (59,892)
Acquisition of radio stations with restricted cash                 --              --        (191,929)
Other                                                              --            (135)          4,515
                                                          -----------     -----------     -----------
Net cash provided by (used by) investing activities           (50,560)        (58,300)        931,297

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Clear Channel promissory note                   572,534         151,258              --
Payments on Clear Channel promissory note                    (572,534)       (443,419)     (1,080,444)
Payments on long-term debt                                   (572,534)       (151,258)           (175)
Dividends to Clear Channel                                    (13,497)       (150,037)             --
                                                          -----------     -----------     -----------
Net cash used by financing activities                        (586,031)       (593,456)     (1,080,619)

Increase (decrease) in cash and cash equivalents                   --         (11,352)         (7,150)
Cash and cash equivalents at beginning of period                   --          11,352          18,502
                                                          -----------     -----------     -----------
Cash and cash equivalents at end of period                $        --     $        --     $    11,352
                                                          -----------     -----------     -----------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      AMFM Operating Inc., together with its subsidiaries, is an indirect, wholly-owned subsidiary of Clear Channel, a diversified media company with operations in radio broadcasting, outdoor advertising and live entertainment. As of December 31, 2003, the Company owned or operated 530 radio stations in 127 markets in the United States. The Company's operations also include Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations, and a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

Clear Channel Push-Down Accounting Adjustments

      Clear Channel accounted for its acquisition of AMFM in 2000 as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company and its subsidiaries. In addition, corporate expense is allocated to the financial statements of AMFM Operating based on Clear Channel's estimate of actual expense.

Principles of Consolidation

      The consolidated financial statements include the accounts of AMFM Operating and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the 2003 presentation.

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

      The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in depreciation expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

Intangible Assets

      The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets, as well as goodwill. Definite-lived intangibles include primarily talent and representation contracts, both of which are amortized over the estimated lives of the relationships, typically four to fifteen years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles consist of FCC broadcast licenses. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.

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

      At least annually, the Company performs its impairment test for indefinite-lived intangibles and goodwill using a discounted cash flow model to determine the assets' fair value. Certain assumptions are used in determining the fair value, including assumptions about the cash flow growth rates of the Company's businesses. Additionally, the fair values are significantly impacted by macro-economic factors including market cash flow multiples and long-term interest rates that exists at the time that the discounted cash flows models are prepared. Impairment charges, other than the charge taken under the transitional rules of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), are recorded in amortization expense in the statement of operations.

Financial Instruments

      Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair values at December 31, 2003 and 2002.

Income Taxes

      The operations of the Company for periods subsequent to the Clear Channel merger are included in a consolidated federal income tax return filed by Clear Channel. The Company's provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. As provided under the Company's tax sharing arrangement, tax payments are made to Clear Channel on the basis of the Company's separate taxable income. Tax benefits recognized on employee stock options exercises are retained by Clear Channel.

      Subject to the provisions of the tax sharing arrangement with Clear Channel, the Company computes its deferred income tax provision using the liability method as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the asset will not be realized.

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

      Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or used. Barter and trade revenues for the years ended December 31, 2003, 2002 and 2001, were approximately $59.2 million, $54.4 million and $54.2 million, respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 2003, 2002 and 2001, were approximately $60.4 million, $53.4 million and $52.0 million, respectively, and are included in divisional operating expenses.

      The Company believes that the credit risk, with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

Advertising Expense

      The Company records advertising expense as it is incurred. Advertising expenses of $45.9 million, $38.5 million and $50.4 million were recorded during the years ended December 31, 2003, 2002 and 2001, respectively.

Clear Channel Stock Option Plans

      The Company does not have any compensation plans under which it grants stock awards to employees. Prior to the merger with Clear Channel, AMFM granted stock options to the Company's officers and other key employees on behalf of the Company. Subsequent to the merger, Clear Channel grants stock options to the Company's officers and other key employees on behalf of the Company. Approximately 27.1 million options to purchase AMFM common stock were outstanding as of the merger date and were converted into options to purchase Clear Channel common stock using the conversion ratio of 0.94. Clear Channel assumed the outstanding options to purchase AMFM common stock on the same terms and conditions as were applicable prior to the merger. Non-cash compensation expense relates to unvested stock options that Clear Channel assumed in the merger and that are now convertible into Clear Channel stock. To the extent that these options continue to vest post-merger, we recognize non-cash compensation expense over the remaining vesting period. The Company recognized non-cash compensation expense of $1.6 million, $4.4 million and $12.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily related to the vesting of executive stock options assumed in the merger with Clear Channel.

      The Company accounts for the stock-based award plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.

      The required pro forma net income as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is as follows:

(In thousands)                                               2003          2002          2001
                                                          ---------     ---------     ---------
Net income before cumulative effect of a change in
   accounting principle:
      Reported                                            $ 434,032     $ 440,083     $(534,177)
      Pro forma stock compensation expense, net of tax       (3,640)       (2,225)       (2,203)
                                                          ---------     ---------     ---------
      Pro Forma                                           $ 430,392     $ 437,858     $(536,380)

      The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2003 and 2002:

                                      2003             2002             2001
                                   -----------      -----------      -----------
Risk-free interest rate            2.9% - 3.8%      3.7% - 4.4%      4.9% - 5.2%
Dividend yield                          0%               0%               0%
Volatility factors                  43% - 47%        39% - 45%        36% - 37%
Expected life in years                5 - 8            3 - 8            6 - 8

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Dividend Policy

      Pursuant to the Company's by-laws, the Board of Directors may declare a dividend payable to the shareholder of the Company at any time and for any amount. The dividend is payable in cash, property, or shares of the Company.

      On December 31, 2003, the Board authorized a dividend in the amount of $13.5 million payable to Clear Channel. Payments of dividends by the Company to Clear Channel are considered restricted payments under the Company's bond indenture. The Company had approximately $7.9 billion available for restricted payments at December 31, 2003. The amount and frequency of future dividends will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

Omission of Per Share Information

      Net income (loss) per share information is not presented as such information is not meaningful. During the three-year period ended December 31, 2003, all of the issued and outstanding shares of the Company's common stock were owned, directly or indirectly, by Clear Channel.

New Accounting Pronouncements

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

      On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In addition, on December 24, 2003, the Financial Accounting Standards Board issued a revision of FIN 46 (the "Revised Interpretation"). The Revised Interpretation addresses consolidation of business enterprises of variable interest entities and is effective for variable interest entities for the first fiscal year or interim period ending after March 15, 2004. The Company does not believe the adoption of FIN 46 will have a material impact on the Company's financial position or results of operations.

NOTE B - INTANGIBLE ASSETS AND GOODWILL

      On January 1, 2002, the Company adopted Statement 142 which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

      The following table presents the impact of Statement 142 on net income
(loss) as if the standard had been in effect for the year ended December 31, 2001:

     (In thousands)
      Adjusted net income (loss):
         Reported net income (loss)                             $(534,177)
         Add back: goodwill amortization                          284,173
         Add back: license amortization                           681,897
         Tax impact                                              (259,121)
                                                                ---------
      Adjusted net income                                       $ 172,772
                                                                ---------

Definite-lived Intangibles

      The Company has representation contracts for non-affiliated television and radio stations, which continue to be amortized in accordance with Statement 142 over their estimated lives. In accordance with the transitional requirements of Statement 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives.

      Total amortization expense from definite-lived intangibles for the years ended December 31, 2003 and 2002 was $25.0 million and $19.9 million, respectively. The gross carrying value of the contracts at December 31, 2003 was $239.8 million and accumulated amortization was $63.5 million. The gross carrying value of the contracts at December 31, 2002 was $198.5 million and accumulated amortization was $38.5 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets in existence at December 31, 2003:

      (In thousands)
        2004                   $ 28,106
        2005                     26,594
        2006                     21,627
        2007                     14,858
        2008                     13,590

      As acquisitions and dispositions occur in the future, amortization expense may vary.

Indefinite-lived Intangibles

      The Company's indefinite-lived intangible assets consist of FCC broadcast licenses. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC's rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future.

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

Goodwill

      Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount, if any, of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized an impairment of approximately $3.9 billion as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002. Consistent with the Company's approach to fair valuing FCC licenses, the income approach was used to determine the fair value of the Company's radio broadcasting reporting unit. Throughout 2001, unfavorable economic conditions persisted in the radio broadcast business, which caused its customers to reduce the number of advertising dollars spent with the Company as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of the Company's radio broadcasting reporting unit and the implied fair value of its goodwill, resulting in a write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2002:

(In thousands)
Balance as of January 1, 2002                                       $ 6,744,779
Adjustments                                                             (63,216)
Impairment loss related to the
   adoption of Statement 142                                         (3,886,921)
                                                                    -----------
Balance as of December 31, 2002                                     $ 2,794,642
                                                                    -----------

There was no change to the Company's goodwill balance during the year ended December 31, 2003.

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

NOTE C - RESTRUCTURING

      The Company has recorded a liability in purchase accounting from its merger with Clear Channel in 2000 ("AMFM merger") primarily related to severance for terminated employees and lease terminations as follows:

      (In thousands)
                                                                Years Ended December 31,
                                                           ----------------------------------
                                                             2003         2002         2001
                                                           --------     --------     --------
      Severance and lease termination costs:
         Accrual at January 1                              $ 29,450     $ 36,310     $ 56,855
         Adjustments to restructuring accrual                    --           --       11,300
         Payments charged against restructuring accrual      (2,934)      (6,860)     (31,845)
                                                           --------     --------     --------
      Remaining severance and lease termination accrual    $ 26,516     $ 29,450     $ 36,310
                                                           --------     --------     --------

      The remaining severance and lease accrual is comprised of $19.8 million of severance and $6.7 million of lease termination obligations. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next four years. During 2003, $1.8 million was paid and charged to the restructuring reserve related to severance. The adjustments to the restructuring accrual presented above, which are primarily related to additional severance and compensation accruals, were recorded within goodwill. As the Company made adjustments to finalize the purchase price allocation related to the AMFM merger in 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

NOTE D - ACQUISITIONS AND DISPOSITIONS

      In 2003 and 2002, the Company had no significant acquisition or divestiture activity.

      In 2001, the Company disposed of one radio station held in trust for approximately $3.0 million in restricted cash; and acquired 104 radio stations for $5.6 million in cash, $191.9 million in restricted cash plus the exchange of six radio stations valued at $103.0 million. In addition, the Company acquired national representation contracts for $54.3 million in cash. The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

NOTE E - CLEAR CHANNEL PROMISSORY NOTE AND LONG-TERM DEBT

      The Clear Channel promissory note and long-term debt consists of the following:

            (In millions)
                                                      December 31,    December 31,
                                                          2003            2002
                                                      ------------    ------------
            Clear Channel Promissory Note               $  300.0        $  300.0
                                                        --------        --------

            Long-Term Debt:
              8% Senior Notes                              688.1           690.8
              8.125% Notes                                    --           380.2
              8.75% Notes                                     --           194.5
                                                        --------        --------
            Total long-term debt (a)                    $  688.1        $1,265.5
                                                        --------        --------

(a) Includes $16.8 million and $44.6 million at December 31, 2003 and 2002, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel. The fair value of the Company's debt was $780.9 million and $1.3 billion at December 31, 2003 and 2002, respectively. Fair value was determined based on quoted market prices.

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

      On February 10, 2003, Clear Channel called all of the Company's outstanding 8.125% senior subordinated notes due 2007 for $379.2 million plus accrued interest. On February 18, 2003, Clear Channel called all of the Company's outstanding 8.75% senior subordinated notes due 2007 for $193.4 million plus accrued interest. The Company financed the redemption of the notes through borrowings on the Clear Channel promissory note, which were subsequently repaid through cash flows from operations. As a result of the redemptions, a gain on the early extinguishment of debt of $1.7 million was recorded in "Other income (expense) - net".

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

      The 8% senior notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. Under the 8% senior notes, the Company had approximately $7.9 billion available for restricted payments at December 31, 2003. The redemptions of the 8.125% notes and 8.75% notes in February 2003 were restricted payments under the 8% senior notes.

Other

      At December 31, 2003, the Company was in compliance with all debt covenants. The Company expects to be in compliance throughout 2004.

      The Company has no scheduled maturities of long-term debt until 2008.

NOTE F - COMMITMENTS, CONTINGENCIES AND GUARANTEES

      The Company has guaranteed a portion of Clear Channel's bank credit facilities, including a reducing revolving line of credit facility and a $1.5 billion five-year multi-currency revolving credit facility with outstanding balances at December 31, 2003 of $610.5 million and $50.0 million, respectively. At December 31, 2003, the Company's contingent liability under these guarantees was $1.0 billion.

      The Company has long-term operating leases for office space, certain broadcasting facilities and equipment which expire at various dates, generally during the next ten years, and have varying options to renew and cancel. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. In addition, the Company has commitments relating to non-cancelable contracts.

      As of December 31, 2003, the Company's future minimum rental commitments under non-cancelable operating lease agreements and minimum payments under non-cancelable contracts, both with terms in excess of one year, consist of the following:

                 (In thousands)
                                                  Non-
                                               Cancelable         Non-
                                               Operating       Cancelable
                                                 Leases         Contracts
                                               ----------      ----------
                 Year ending December 31:
                  2004                          $ 52,803        $ 36,225
                  2005                            48,930          31,458
                  2006                            46,348          18,448
                  2007                            43,660           7,318
                  2008                            40,101           4,416
                  Thereafter                     164,547           5,138
                                                --------        --------
                                                $396,389        $103,003
                                                --------        --------

      Rental expense for operating leases was approximately $53.7 million, $50.0 million and $47.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company's assumptions or the effectiveness of its strategies related to these proceedings.

NOTE G - INCOME TAXES

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

      Significant components of the provision for income tax expense (benefit) are as follows:

                  (In thousands)
                                                           Year Ended        Year Ended       Year Ended
                                                          December 31,      December 31,     December 31,
                                                              2003              2002             2001
                                                          ------------      ------------     ------------
                  Current - federal                         $ 156,698        $ 108,143        $ 100,191
                  Current - state                              15,818            9,757           12,311
                                                            ---------        ---------        ---------
                        Total current                         172,516          117,900          112,502
                                                            ---------        ---------        ---------

                  Deferred - federal                          113,213          167,312         (234,154)
                  Deferred - state                              9,704           14,341          (20,070)
                                                            ---------        ---------        ---------
                        Total deferred                        122,917          181,653         (254,224)
                                                            ---------        ---------        ---------
                  Total income tax expense (benefit)        $ 295,433        $ 299,553        $(141,722)
                                                            ---------        ---------        ---------

      During the year ended December 31, 2001 the tax benefit related to the unrealized holding losses on cost investments was $78.2 million. The unrealized holding losses are presented net of tax within other comprehensive loss on the statement of operations.

      Total income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income or loss from continuing operations as a result of the following:

            (In thousands)
                                                              Year Ended       Year Ended        Year Ended
                                                             December 31,     December 31,      December 31,
                                                                 2003             2002              2001
                                                             ------------     ------------      ------------
            Computed "expected" tax expense (benefit)         $ 255,313        $ 258,873         $(236,565)
            Amortization of goodwill                                 --               --            99,460
            State income taxes, net of federal benefit           25,522           24,098            (7,759)
            Non-deductible meals and entertainment                2,631            2,367             2,636
            Other, net                                           11,967           14,215               506
                                                              ---------        ---------         ---------
                                                              $ 295,433        $ 299,553         $(141,722)
                                                              ---------        ---------         ---------

      Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

            (In thousands)
                                                   December 31,      December 31,
                                                       2003              2002
                                                   ------------      ------------
            Deferred tax assets:
               Restructuring reserves               $   10,702        $   36,404
               Accrued non-cash compensation            39,786            39,174
               Long-term debt                           12,229            25,469
               Other                                     5,339             7,748
                                                    ----------        ----------
            Total deferred tax assets                   68,056           108,795
                                                    ----------        ----------

            Deferred tax liabilities:
               Intangibles and fixed assets          1,958,894         1,848,608
               Investments                               1,410             4,735
               Other                                       493            25,276
                                                    ----------        ----------
            Total deferred tax liabilities           1,960,797         1,878,619
                                                    ----------        ----------
            Net deferred tax liabilities            $1,892,741        $1,769,824
                                                    ----------        ----------

The deferred tax liability relating to intangibles and fixed assets primarily relates to the difference in book and tax basis recorded as a result of the Clear Channel merger. In accordance with Statement No. 142, the Company no longer amortizes FCC licenses. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company's FCC licenses is no longer recognized, as these assets are no longer amortized for book purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges on its FCC licenses or sells its FCC licenses. As the Company continues to amortize its tax basis in its FCC licenses, the deferred tax liability will increase over time.

      Deferred tax assets and liabilities are computed by applying the U.S. federal and state income tax rate in effect to the gross amounts of temporary differences.

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

NOTE H - RELATED PARTY AND OTHER TRANSACTIONS

      The Company has outstanding a promissory note payable to Clear Channel of $300.0 million as of December 31, 2003 and 2002. This promissory note represents net borrowings from Clear Channel to redeem the Company's senior credit facility and certain other notes, as well as operating liabilities such as trade payables and accrued payroll. These borrowings are being offset by payments made to Clear Channel generated by the Company's operations. Borrowings under the promissory note bear interest at 7% per annum. Interest expense on borrowings under the promissory note was $26.8 million, $18.6 million and $70.6 million for years ended December 31, 2003, 2002 and 2001, respectively.

      The Company provides media representation and inventory tracking services to Clear Channel. Revenue for these services are recorded at fair value and were $26.9 million, $23.6 million and $20.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Additionally, the Company receives syndicated programming services from Clear Channel's Premiere Radio Networks, marketing services from Clear Channel's Critical Mass Media, outdoor advertising services from Clear Channel Outdoor and promotional services from Clear Channel Entertainment. Divisional operating exepnses for these services are recorded at fair value and are not material.

NOTE I - OTHER INFORMATION

      (In thousands)                                                       December 31,    December 31,
                                                                               2003            2002
                                                                           ------------    ------------
      The following details the components of "Other current assets":
          Prepaid expenses                                                   $ 10,828        $ 14,187
          Representation contracts receivable                                      --          12,019
          Other                                                                10,184           8,110
                                                                             --------        --------
      Total other current assets                                             $ 21,012        $ 34,316
                                                                             --------        --------

      The following details the components of "Accrued expenses":
          Acquisition accruals                                               $ 31,601        $ 37,704
          Representation contracts payable                                      4,231          11,320
          Accrued commissions                                                  12,812          20,995
          Other accrued expenses                                               27,497          37,040
                                                                             --------        --------
      Total accrued expenses                                                 $ 76,141        $107,059
                                                                             --------        --------

      (In thousands)
                                                                                    Year Ended       Year Ended      Year Ended
                                                                                     December         December      December 31,
                                                                                     31, 2003         31, 2002          2001
                                                                                    ----------       ----------     ------------
      The following details the components of "Other income (expense) - net":
          Gain on disposition of representation contracts                            $  1,450         $ 14,836        $ 13,463
          Gain on early extinguishment of debt                                          1,647            6,232              --
          Other, net                                                                   (1,848)           4,166          (3,444)
                                                                                     --------         --------        --------
      Total other income                                                             $  1,249         $ 25,234        $ 10,019
                                                                                     --------         --------        --------

Gain (loss) on marketable securities

      During 2003, the Company recorded a loss of $5.0 million related to the impairment of an investment in a radio technology firm that was deemed to be other than temporary. During 2002, the Company recognized a gain of approximately $4.0 million on the sale of its shares of Entravision Communications Corporation. During 2001, the Company recognized a loss of $235.0 million on the sale of its shares of Lamar Advertising Company.

NOTE J - SEGMENT DATA

      Separate financial data for the radio broadcasting and other operating segments is provided below. Revenue and divisional operating expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The accounting policies of the segments are the same as those described in Note A. Information about each of the operating segments follows:

Radio Broadcasting

      As of December 31, 2003 we owned or operated 530 radio stations in 127 markets in the United States. The Company's radio broadcasting operations also include a national radio network, which broadcasts advertising and syndicated programming shows to a national audience.

Other

      The other operating segment includes Katz, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States. Katz is retained on an exclusive basis by radio and television stations.

      Separate financial data for each of the Company's operating segments is provided below:

      (In thousands)                        Radio
                                         Broadcasting          Other            Corporate         Eliminations       Consolidated
                                         ------------       ------------       ------------       ------------       ------------
      Year ended December 31, 2003
      Revenue                            $  1,883,336       $    202,456       $         --       $    (29,280)      $  2,056,512
      Divisional operating expenses           960,783            171,152                 --            (29,280)         1,102,655
      Non-cash compensation                     1,609                 --                 --                 --              1,609
      Depreciation and amortization            44,586             30,683              2,812                 --             78,081
      Corporate expenses                           --                 --             52,623                 --             52,623
                                         ------------       ------------       ------------       ------------       ------------
      Operating income (loss)            $    876,358       $        621       $    (55,435)      $         --       $    821,544
                                         ------------       ------------       ------------       ------------       ------------

      Intersegment Revenues              $         --       $     29,280       $         --       $         --       $     29,280
      Identifiable assets                $ 10,928,515       $    249,384       $     70,386       $         --       $ 11,248,285
      Capital expenditures               $     36,742       $      2,321       $        779       $         --       $     39,842

      Year ended December 31, 2002
      Revenue                            $  1,868,412       $    201,532       $         --       $    (30,785)      $  2,039,159
      Divisional operating expenses           935,593            172,402                 --            (30,785)         1,077,210
      Non-cash compensation                     4,400                 --                 --                 --              4,400
      Depreciation and amortization            48,248             25,288              2,703                 --             76,239
      Corporate expenses                           --                 --             58,864                 --             58,864
                                         ------------       ------------       ------------       ------------       ------------
      Operating income (loss)            $    880,171       $      3,842       $    (61,567)      $         --       $    822,446
                                         ------------       ------------       ------------       ------------       ------------

      Intersegment Revenues              $         --       $     30,785       $         --       $         --       $     30,785
      Identifiable assets                $ 10,960,084       $    244,263       $     79,942       $         --       $ 11,284,289
      Capital expenditures               $     50,087       $      1,826       $      1,398       $         --       $     53,311

      Year ended December 31, 2001
      Revenue                            $  1,760,242       $    192,884       $         --       $    (34,855)      $  1,918,271
      Divisional operating expenses           952,133            172,947                 --            (34,855)         1,090,225
      Non-cash compensation                    12,372                 --                 --                 --             12,372
      Depreciation and amortization         1,013,714             20,380              2,334                 --          1,036,428
      Corporate expenses                           --                 --             45,769                 --             45,769
                                         ------------       ------------       ------------       ------------       ------------
      Operating income (loss)            $   (217,977)      $       (443)      $    (48,103)      $         --       $   (266,523)
                                         ------------       ------------       ------------       ------------       ------------

      Intersegment Revenues              $         --       $     34,855       $         --       $         --       $     34,855
      Identifiable assets                $ 23,710,698       $    303,066       $     81,439       $         --       $ 24,095,203
      Capital expenditures               $     57,047       $      4,912       $     26,223       $         --       $     88,182

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              ---------------------------------------------------------------
(In thousands)                                                Quarter Ended   Quarter Ended    Quarter Ended    Quarter Ended
                                                                March 31,        June 30,      September 30,     December 31,
                                                                   2003            2003             2003             2003
                                                              -------------   -------------    -------------    -------------
Revenues                                                       $   438,458     $   542,002      $   533,250      $   542,802
Operating income                                                   153,124         228,433          225,466          214,521
Net income                                                          77,146         121,273          119,704          115,909

                                                              ---------------------------------------------------------------
(In thousands)                                                Quarter Ended   Quarter Ended    Quarter Ended    Quarter Ended
                                                                March 31,        June 30,      September 30,     December 31,
                                                                   2002            2002             2002             2002
                                                              -------------   -------------    -------------    -------------
Revenues                                                       $   429,182     $   540,254      $   520,795      $   548,928
Operating income                                                   146,029         237,264          219,488          219,665
Income before cumulative effect of a change in accounting
  principle
                                                                    73,956         130,975          115,910          119,242
Net income (loss)                                               (9,305,309)        130,975          115,910          119,242

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A. Controls and Procedures

      Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-K, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 14. Principal Accountant Fees and Services

      Audit Fees. Ernst & Young LLP billed Clear Channel $180,500 and $163,000 for audit services rendered for the audit of AMFM Operating's annual financial statements for the years ended December 31, 2003 and 2002, respectively. These fees include the reviews of quarterly financial statements, assistance with review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews, and accounting consultations and research work necessary to comply with generally accepted auditing standards.

      Audit-Related Fees. AMFM Operating had no audit-related fees billed during 2003 or 2002 for services provided by Ernst & Young LLP.

      Tax Fees. AMFM Operating had no tax fees billed during 2003 or 2002 for services provided by Ernst & Young LLP.

      All Other Fees. AMFM Operating had no other fees billed during 2003 or 2002 for services provided by Ernst & Young LLP.

      All fees are pre-approved by Clear Channel's audit committee. Clear Channel's Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for AMFM Operating by its independent auditor. The chairperson of Clear Channel's Audit Committee may represent the entire committee for the purposes of pre-approving permissible non-audit services, provided that the decision to pre-approve any service is disclosed to the Audit Committee no later than its next scheduled meeting.

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements.

      The following consolidated financial statements are included in Item 8.

      Consolidated Balance Sheets as of December 31, 2003 and 2002

      Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

      Consolidated Statements of Changes in Equity for the Years Ended December 31, 2003, 2002 and 2001.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

      Notes to Consolidated Financial Statements

      (a) 2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2003, 2002 and 2001 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

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

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholder of
AMFM Operating Inc.:

We have audited the consolidated financial statements of AMFM Operating Inc. (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.) and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 and have issued our report thereon dated March 12, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

San Antonio, Texas
March 12, 2004

                                                                     SCHEDULE II

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                          Additions       Additions
                                           Balance at     charged to      charged                        Balance
                                           beginning      costs and       to other                        at end
            Description                    of period       expenses       accounts      Write-offs      of period
                                           ---------      ----------      ---------     ----------      ---------
Allowance for doubtful accounts:
  Year ended December 31, 2003 .....        $14,911        $15,245        $     --        $17,361        $12,795
                                            =======        =======        ========        =======        =======
  Year ended December 31, 2002 .....        $12,883        $21,818        $     --        $19,790        $14,911
                                            =======        =======        ========        =======        =======
  Year ended December 31, 2001 .....        $19,714        $30,257        $     --        $37,088        $12,883
                                            =======        =======        ========        =======        =======

                                                                     SCHEDULE II

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                  Charges to
                                                  Balance at        Costs,                                      Balance at
                                                 beginning of    Expenses and                                     end of
              Description                           period          Other         Deletions        Other          period
                                                 ------------    ------------     ---------       --------      ----------
Deferred tax asset valuation allowance:
  Year ended December 31, 2003 .............        $    --        $     --        $    --        $     --        $    --
                                                    =======        ========        =======        ========        =======
  Year ended December 31, 2002 .............        $39,616        $     --        $39,616        $     --        $    --
                                                    =======        ========        =======        ========        =======
  Year ended December 21, 2001 .............        $39,616        $     --        $    --        $     --        $39,616
                                                    =======        ========        =======        ========        =======

      (a) 3. Exhibits

EXHIBIT
  NO.                                 DESCRIPTION OF EXHIBIT
                  --------------------------------------------------------------
3.1(1)    --      Amended and Restated Certificate of Incorporation of AMFM
                  Operating Inc.

3.2(2)    --      Bylaws of AMFM Operating Inc.

4.1(3)    --      Certificate of Designation for 12 5/8% Series E Cumulative
                  Exchangeable Preferred Stock of AMFM Operating Inc.

4.2(4)    --      Certificate of Amendment to Certificate of Designation for
                  12 5/8% Series E Cumulative Exchangeable Preferred Stock of
                  AMFM Operating Inc.

4.3(5)    --      Indenture, dated as of June 24, 1997, governing the 8 3/4%
                  Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the
                  "8 3/4% Notes Indenture").

4.4(6)    --      First Supplemental Indenture, dated as of September 5,
                  1997, to the 8 3/4% Notes Indenture.

4.5(7)    --      Second Supplemental Indenture, dated as of October 28,
                  1997, to the 8 3/4% Notes Indenture.

4.6(7)    --      Third Supplemental Indenture, dated as of August 23, 1999, to the 8 3/4% Notes Indenture.

4.7(7)    --      Fourth Supplemental Indenture, dated as of November 19,
                  1999, to the 8 3/4% Notes Indenture.

4.8(7)    --      Fifth Supplemental Indenture, dated as of January 18, 2000, to the 8 3/4% Notes Indenture.

4.9(8)    --      Indenture, dated as of December 22, 1997, governing the
                  8 1/8% Senior Subordinated Notes due 2007 of AMFM Operating
                  Inc. (the "8 1/8% Notes Indenture").

4.10(7)   --      First Supplemental Indenture, dated as of August 23, 1999, to the 8 1/8% Notes Indenture.

4.11(7)   --      Second Supplemental Indenture, dated as of November 19,
                  1999, to the 8 1/8% Notes Indenture.

4.12(7)   --      Third Supplemental Indenture, dated as of January 18, 2000, to the 8 1/8% Notes Indenture.

4.13(9)   --      Indenture, dated as of November 17, 1998, governing the 8%
                  Senior Notes due 2008 of AMFM Operating Inc. (the "8% Notes
                  Indenture").

4.14(7)   --      First Supplemental Indenture, dated as of August 23, 1999, to the 8% Notes Indenture.

4.15(7)   --      Second Supplemental Indenture, dated as of November 19,
                  1999, to the 8% Notes Indenture.

4.16(7)   --      Third Supplemental Indenture, dated as of January 18, 2000, to the 8% Notes Indenture.

4.17(10)  --      Intercompany Promissory Note between AMFM Operating Inc.
                  and Clear Channel Communications, Inc. dated August 30, 2000.

10.1(11)  --      Stock Option Grant Agreement, dated July 13, 1999, by and
                  between AMFM Inc. and HMCo for 335,099 shares.

10.2(11)  --      Stock Option Grant Agreement, dated July 13, 1999, by and
                  between AMFM Inc. and HMCo for 634,517 shares.

31.1      --      Certification of Chief Executive Officer Pursuant to Rules
                  13a-14(a) and 15d-14(a) under the Securities Exchange Act of
                  1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

31.2      --      Certification of Chief Financial Officer Pursuant to Rules
                  13a-14(a) and 15d-14(a) under the Securities Exchange Act of
                  1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

32.1      --      Certification of Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

32.2      --      Certification of Chief Financial Officer Pursuant to 18
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

      (11) Incorporated by reference to Exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. al., filed on October 14, 1999.

      (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2004.

                                        AMFM OPERATING INC.


                                        By: /s/ L. LOWRY MAYS
                                            ---------------------------------
                                                L. Lowry Mays
                                        Chairman and Chief Executive Officer

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

              Signature                                  Title                               Date
              ---------                                  -----                               ----

          /s/ L. LOWRY MAYS             Chairman, Chief Executive Officer and           March 26, 2004
      -----------------------------      Director
            L. Lowry Mays                (Principal Executive Officer)


          /s/ MARK P. MAYS              President, Chief Operating Officer and          March 26, 2004
      -----------------------------      Director
            Mark P. Mays


         /s/ RANDALL T. MAYS            Executive Vice President, Chief Financial       March 26, 2004
      -----------------------------      Officer and Director
           Randall T. Mays               (Principal Financial Officer)


      /s/ HERBERT W. HILL, JR.          Senior Vice President and Chief                 March 26, 2004
      -----------------------------      Accounting Officer
        Herbert W. Hill, Jr.             (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                 DESCRIPTION OF EXHIBIT
                                      ----------------------

3.1(1)    --      Amended and Restated Certificate of Incorporation of AMFM
                  Operating Inc.

3.2(2)    --      Bylaws of AMFM Operating Inc.

4.1(3)    --      Certificate of Designation for 12 5/8% Series E Cumulative
                  Exchangeable Preferred Stock of AMFM Operating Inc.

4.2(4)    --      Certificate of Amendment to Certificate of Designation for
                  12 5/8% Series E Cumulative Exchangeable Preferred Stock of
                  AMFM Operating Inc.

4.3(5)    --      Indenture, dated as of June 24, 1997, governing the 8 3/4%
                  Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the
                  "8 3/4% Notes Indenture").

4.4(6)    --      First Supplemental Indenture, dated as of September 5,
                  1997, to the 8 3/4% Notes Indenture.

4.5(7)    --      Second Supplemental Indenture, dated as of October 28,
                  1997, to the 8 3/4% Notes Indenture.

4.6(7)    --      Third Supplemental Indenture, dated as of August 23, 1999, to the 8 3/4% Notes Indenture.

4.7(7)    --      Fourth Supplemental Indenture, dated as of November 19,
                  1999, to the 8 3/4% Notes Indenture.

4.8(7)    --      Fifth Supplemental Indenture, dated as of January 18, 2000, to the 8 3/4% Notes Indenture.

4.9(8)    --      Indenture, dated as of December 22, 1997, governing the
                  8 1/8% Senior Subordinated Notes due 2007 of AMFM Operating
                  Inc. (the "8 1/8% Notes Indenture").

4.10(7)   --      First Supplemental Indenture, dated as of August 23, 1999, to the 8 1/8% Notes Indenture.

4.11(7)   --      Second Supplemental Indenture, dated as of November 19,
                  1999, to the 8 1/8% Notes Indenture.

4.12(7)   --      Third Supplemental Indenture, dated as of January 18, 2000, to the 8 1/8% Notes Indenture.

4.13(9)   --      Indenture, dated as of November 17, 1998, governing the 8%
                  Senior Notes due 2008 of AMFM Operating Inc. (the "8% Notes
                  Indenture").

4.14(7)   --      First Supplemental Indenture, dated as of August 23, 1999, to the 8% Notes Indenture.

4.15(7)   --      Second Supplemental Indenture, dated as of November 19,
                  1999, to the 8% Notes Indenture.

4.16(7)   --      Third Supplemental Indenture, dated as of January 18, 2000, to the 8% Notes Indenture.

4.17(10)  --      Intercompany Promissory Note between AMFM Operating Inc.
                  and Clear Channel Communications, Inc. dated August 30, 2000.

10.1(11)  --      Stock Option Grant Agreement, dated July 13, 1999, by and
                  between AMFM Inc. and HMCo for 335,099 shares.

10.2(11)  --      Stock Option Grant Agreement, dated July 13, 1999, by and
                  between AMFM Inc. and HMCo for 634,517 shares.

31.1      --      Certification of Chief Executive Officer Pursuant to Rules
                  13a-14(a) and 15d-14(a) under the Securities Exchange Act of
                  1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

31.2      --      Certification of Chief Financial Officer Pursuant to Rules
                  13a-14(a) and 15d-14(a) under the Securities Exchange Act of
                  1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

32.1      --      Certification of Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

32.2      --      Certification of Chief Financial Officer Pursuant to 18
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