Form 10-Q
period 2004-03-31
AMFM OPERATING INC
filed 2004-05-14
CIK 908612

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004            Commission file number 000-22486


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

      Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2004, 1,040 shares of the Registrant's common stock were outstanding.

      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

                                TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------
Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at March 31, 2004 and December 31, 2003                                       3

     Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003                  5

     Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003                  6

     Notes to Consolidated Financial Statements                                                                7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           11

     Item 4.  Controls and Procedures                                                                         12


Part II -- Other Information

     Item 1  Legal Proceedings                                                                                13

     Item 5.  Other Information                                                                               13

     Item 6.  Exhibits and Reports on Form 8-K                                                                13

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                                                               13

     Index to Exhibits                                                                                        14

                                     PART I

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                            March 31,       December 31,
                                                              2004              2003
                                                           (Unaudited)       (Audited)
                                                          ------------      ------------
Current Assets
   Accounts receivable, less allowance of $13,561 at
      March 31, 2004 and $12,795 at December 31, 2003     $    360,670      $    425,479
   Other current assets                                         18,060            21,012
                                                          ------------      ------------
Total Current Assets                                           378,730           446,491

Property, Plant and Equipment

   Land, buildings and improvements                            189,668           189,393
   Transmitter and studio equipment                            283,528           283,151
   Furniture and other equipment                               118,389           116,439
   Construction in progress                                     19,001            18,721
                                                          ------------      ------------
                                                               610,586           607,704
Less accumulated depreciation                                 (163,871)         (151,821)
                                                          ------------      ------------
                                                               446,715           455,883
Intangible Assets

   Definite-lived intangibles, net                             179,004           176,309
   Indefinite-lived intangibles - licenses                   7,335,274         7,332,941
   Goodwill                                                  2,797,186         2,794,642

Other Assets

   Other assets                                                 42,950            41,935
   Other investments                                                84                84
                                                          ------------      ------------
Total Assets                                              $ 11,179,943      $ 11,248,285
                                                          ------------      ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                 March 31,        December 31,
                                                    2004              2003
                                                (Unaudited)        (Audited)
                                               ------------      ------------
Current Liabilities
   Accounts payable                            $     25,853      $     29,882
   Accrued interest                                  22,228             8,802
   Accrued expenses                                  76,755            76,141
                                               ------------      ------------
     Total Current Liabilities                      124,836           114,825


   Long-term debt                                   687,335           688,064
   Clear Channel promissory note                    300,000           300,000
   Deferred income taxes                          1,922,977         1,892,741
   Other long-term liabilities                      198,131           198,523

Shareholder's Equity
   Common stock                                           1                 1
   Additional paid-in capital                    17,346,238        17,346,238
   Retained deficit                              (9,399,575)       (9,292,107)
                                               ------------      ------------
     Total Shareholder's Equity                   7,946,664         8,054,132
                                               ------------      ------------
Total Liabilities and Shareholder's Equity     $ 11,179,943      $ 11,248,285
                                               ------------      ------------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 ------------------------
                                                                                   2004            2003
                                                                                   ----            ----
Revenue                                                                          $ 462,733      $ 438,458

Operating expenses:
   Divisional operating expenses (excludes non-cash compensation expenses of
     $261 and $516 for the three months ended March 31,
     2004 and 2003, respectively)                                                  266,494        253,346
   Non-cash compensation expense                                                       261            516
   Depreciation and amortization                                                    20,331         17,236
   Corporate expenses                                                               16,770         14,236
                                                                                 ---------      ---------
Operating income                                                                   158,877        153,124

Interest expense                                                                    16,003         25,985
Other income (expense) - net                                                           797          2,518
                                                                                 ---------      ---------
Income before income taxes                                                         143,671        129,657
Income tax (expense) benefit                                                       (58,187)       (52,511)
                                                                                 ---------      ---------
Net income                                                                          85,484         77,146

Other comprehensive income (loss), net of tax                                           --             --
                                                                                 ---------      ---------
Comprehensive income                                                             $  85,484      $  77,146
                                                                                 ---------      ---------

                 See Notes to Consolidated Financial Statements

                      AMFM OPERATING INC. AND SUBSIDIARIES
  (an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              2004            2003
                                                              ----            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 213,565      $ 191,776

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment                  (6,775)        (7,127)
   Proceeds from disposal of assets                             1,673            179
   Acquisitions of operating assets                           (15,511)        (3,291)
                                                            ---------      ---------

Net cash (used in) investing activities                       (20,613)       (10,239)


CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments on) proceeds from Clear Channel promissory
     note, net                                                     --        390,997
   Payments on long-term debt                                      --       (572,534)
   Dividends paid to Clear Channel                           (192,952)            --
                                                            ---------      ---------
Net cash (used in) financing activities                      (192,952)      (181,537)

Increase (decrease) in cash and cash equivalents                   --             --

Cash and cash equivalents at beginning of period                   --             --
                                                            ---------      ---------
Cash and cash equivalents at end of period                  $      --      $      --
                                                            ---------      ---------

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

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

Stock-Based Compensation

The Company's employees are periodically awarded stock options to acquire stock of Clear Channel. The Company accounts for these stock-based awards in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required pro forma net income as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
(In thousands)                                           2004        2003
--------------                                           ----        ----

Net Income
   Reported                                            $ 85,484     $ 77,146
   Pro forma stock compensation expense, net of tax       1,230          836
                                                       --------     --------
   Pro Forma                                           $ 84,254     $ 76,310
                                                       --------      --------

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2004 and 2003:

                                     2004               2003
                                     ----               ----
Risk-free interest rate              2.21%           2.91% - 3.76%
Dividend yield                       .90%                 0%
Volatility factors                    50%              43% - 47%
Expected life in years                3.0              5.0 - 7.5

Recent Accounting Pronouncements

On January 1, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The Interpretation addresses consolidation of business enterprises of variable interest. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

Note 2:  INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company's definite-lived intangibles consist of representation contracts for non-affiliated television and radio stations. These agreements are amortized over their respective lives.

Total amortization expense from representation contracts for the three months ended March 31, 2004 and for the year ended December 31, 2003 was $6.2 million and $25.0 million, respectively. The gross carrying value of the contracts at March 31, 2004 was $248.7 million and accumulated amortization was $69.7 million. The gross carrying value of the contracts at December 31, 2003 was $239.8 million and accumulated amortization was $63.5 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

       (In thousands)
       --------------
        2005           $  26,796
        2006              21,794
        2007              15,019
        2008              13,640
        2009              12,178

Indefinite-lived Intangibles

The Company's indefinite-lived intangible assets consist of FCC broadcast licenses. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC's rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future.

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), the Company does not amortize its FCC licenses. The Company tests its FCC licenses for impairment at least annually. The Company generally uses an income approach to value FCC licenses, which involves estimating expected future cash flows from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. The Company performed impairment tests at October 1, 2003 and 2002, which resulted in no impairment charge.

Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company completed the two-step impairment test at October 1, 2003 and 2002, which resulted in no impairment charge. Consistent with the Company' approach to fair valuing FCC licenses, an income approach was used to determine the fair value of each of the Company's reporting units. The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2004:

         (In thousands)
         --------------
          Balance at January 1, 2004                              $ 2,794,642
          Acquisitions                                                  2,544
                                                                  -----------
          Balance at March 31, 2004                               $ 2,797,186
                                                                  -----------

Note 3:  RESTRUCTURING

The Company has recorded a liability in purchase accounting from its merger with Clear Channel in 2000 ("AMFM Merger"), that relates to severance for terminated employees and lease terminations as follows:

                                                   Three Months Ended        Year Ended
(In thousands)                                       March 31, 2004       December 31, 2003
--------------                                       --------------       -----------------

Severance and lease termination costs:
   Accrual at January 1                                 $ 26,516             $ 29,450
   Payments charged against restructuring accrual           (143)              (2,934)
                                                        --------             --------
Remaining severance and lease termination accrual       $ 26,373             $ 26,516
                                                        --------             --------


The remaining severance and lease accrual at March 31, 2004 is comprised of $19.9 million of severance and $6.5 million of lease termination obligations. The severance accrual will be paid over the next several years. The lease termination accrual will be paid over the next four years. As the Company made adjustments to finalize the purchase price allocation related to the AMFM Merger during 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

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

The 8% senior notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. Under the 8% senior notes, the Clear Channel dividend is considered a restricted payment. At March 31, 2004, the Company had paid Clear Channel a $193.0 million dividend and had approximately $7.7 billion available for restricted payments.

The balance of the 8% senior notes include $16.0 million and $16.8 million as of March 31, 2004 and December 31, 2003, respectively, in unamortized fair value purchase accounting adjustments related to the merger with Clear Channel. The fair value of the 8% senior notes was $791.4 million and $780.9 million at March 31, 2004 and December 31, 2003, respectively.

Other

At March 31, 2004, the Company was in compliance with all debt covenants. The Company expects to be in compliance throughout 2004.

Note 5: COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company has guaranteed a portion of Clear Channel's bank credit facilities including a reducing revolving line of credit facility and a $1.5 billion five-year multi-currency revolving credit facility with outstanding balances at March 31, 2004 of $417.0 million and $-0-, respectively. At March 31, 2004 the contingent liability under these guarantees was $1.0 billion.

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

                                         Radio
(In thousands)                        Broadcasting          Other          Corporate       Eliminations      Consolidated
--------------                        ------------          -----          ---------       ------------      ------------

Three months ended March 31, 2004

Revenue                               $    426,082        $  43,508         $      --         $ (6,857)        $    462,733
Divisional operating expenses              231,528           41,823                --           (6,857)             266,494
Non-cash compensation                          261               --                --               --                  261
Depreciation and amortization               12,301            7,627               403               --               20,331
Corporate expenses                              --               --            16,770               --               16,770
                                      ------------        ---------         ---------         --------         ------------
Operating income (loss)               $    181,992        $  (5,942)        $ (17,173)        $     --         $    158,877
                                      ------------        ---------         ---------         --------         ------------
Intersegment revenues                 $         --        $   6,857         $      --         $     --         $      6,857
Identifiable assets                   $ 10,868,016        $ 241,931         $  69,996         $     --         $ 11,179,943

Three months ended March 31, 2003

Revenue                               $    401,458        $  42,891         $      --         $ (5,891)        $    438,458
Divisional operating expenses              220,952           38,285                --           (5,891)             253,346
Non-cash compensation                          516               --                --               --                  516
Depreciation and amortization                9,395            7,164               677               --               17,236
Corporate expenses                              --               --            14,236               --               14,236
                                      ------------        ---------         ---------         --------         ------------
Operating income (loss)               $    170,595        $  (2,558)        $ (14,913)        $     --         $    153,124
                                      ------------        ---------         ---------         --------         ------------
Intersegment revenues                 $         --        $   5,891         $      --         $     --         $      5,891
Identifiable assets                   $ 10,891,897        $ 232,862         $  79,331         $     --         $ 11,204,090

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q)

                              RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003 is as follows:

CONSOLIDATED

                                       Three Months Ended
(In thousands)                              March 31,                %
                                      ----------------------
                                      2004              2003       Change
                                      ----              ----       ------
Revenue                            $ 462,733         $ 438,458       6%
Divisional operating expenses        266,494           253,346       5%

         Revenue grew 6% for the three months ended March 31, 2004 as compared to 2003. Revenue growth was lead primarily by resurgent local advertising with growth in network revenue primarily from the Company's syndicated radio programs and growth in traffic revenue contributing to a lesser extent. Strong local and national advertising categories during the first quarter included services, automotive, entertainment and consumer products.

         Divisional operating expenses increased 5% for the three months ended March 31, 2004 as compared to 2003. The increase is primarily from an increase in programming and promotion costs.

Other Income and Expense Information

         Corporate expense increased $2.5 million for the three months ended March 31, 2004 as compared to 2003. The increase is primarily the result of a higher bonus accrual in the current period related to our improved operating performance.

         Depreciation and amortization expense increased $3.1 million for the three months ended March 31, 2004 as compared to 2003. The increase is the result of fixed asset additions subsequent to the first quarter of 2003.

         Interest expense decreased $10.0 million during the three months ended March 31, 2004 as compared to 2003 due to the decrease in our total debt outstanding. In February 2003, we redeemed all of the 8.125% notes and 8.75% notes through borrowings on the Clear Channel Promissory note, which accrues interest at 7% per annum.

         Other income (expense) - net was income of $.8 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively, a decrease of $1.7 million. The income recognized in 2004 primarily relates to a gain on the sale of representation contracts. The income recognized during 2003 related to a $1.6 million gain on the early extinguishment of debt and a $.9 million gain on the sale of representation contracts.

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

         This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

         We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We believe any ultimate liability resulting from these proceedings will not have a material adverse effect on our results of operations, financial position or liquidity. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

ITEM 5.  OTHER INFORMATION

         On April 30, 2004, Lowry Mays, our Chairman and Chief Executive Officer, awoke with numbness on his left side and was admitted to the hospital for testing. Doctors found that he had suffered a subdural hematoma. Surgery was performed to alleviate the pressure caused by the hematoma. The surgery was successful. His doctors expect a complete recovery.

         On May 7, 2004, our Board of Directors appointed Mark P. Mays as interim CEO, effective immediately.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See Exhibit Index on Page 14

         (b)  Reports on Form 8-K


                NONE

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AMFM OPERATING INC.




May 14, 2004                                      /s/ RANDALL T. MAYS
                                                  ----------------------------
                                                  Randall T. Mays
                                                  Executive Vice President and
                                                  Chief Financial Officer

May 14, 2004                                      /s/ HERBERT W. HILL, JR.
                                                  ----------------------------
                                                  Herbert W. Hill, Jr.
                                                  Senior Vice President and
                                                  Chief Accounting Officer

                                INDEX TO EXHIBITS

    EXHIBIT
      NO.                      DESCRIPTION OF EXHIBIT
      ---                      ----------------------
  3.1(1)           --  Amended and Restated Certificate of Incorporation of AMFM Operating Inc.

  3.2(2)           --  Bylaws of AMFM Operating Inc.

  4.1(3)           --  Certificate of Designation for 12 5/8% Series E Cumulative Exchangeable Preferred Stock of
                       AMFM Operating Inc.

  4.2(4)           --  Certificate of Amendment to Certificate of Designation for 12 5/8% Series E Cumulative
                       Exchangeable Preferred Stock of AMFM Operating Inc.

  4.3(5)           --  Indenture, dated as of June 24, 1997, governing the 8 3/4% Senior Subordinated Notes due
                       2007 of AMFM Operating Inc. (the "8 3/4% Notes Indenture").

  4.4(6)           --  First Supplemental Indenture, dated as of September 5, 1997, to the 8 3/4% Notes Indenture.

  4.5(7)           --  Second Supplemental Indenture, dated as of October 28, 1997, to the 8 3/4% Notes Indenture.

  4.6(7)           --  Third Supplemental Indenture, dated as of August 23, 1999, to the 8 3/4% Notes Indenture.

  4.7(7)           --  Fourth Supplemental Indenture, dated as of November 19, 1999, to the 8 3/4% Notes
                       Indenture.

  4.8(7)           --  Fifth Supplemental Indenture, dated as of January 18, 2000, to the 8 3/4% Notes Indenture.

  4.9(8)           --  Indenture, dated as of December 22, 1997, governing the 8 1/8% Senior Subordinated Notes due 2007 of AMFM Operating Inc. (the "8 1/8% Notes Indenture").

  4.10(7)          --  First Supplemental Indenture, dated as of August 23, 1999, to the 8 1/8% Notes Indenture.

  4.11(7)          --  Second Supplemental Indenture, dated as of November 19, 1999, to the 8 1/8% Notes
                       Indenture.

  4.12(7)          --  Third Supplemental Indenture, dated as of January 18, 2000, to the 8 1/8% Notes Indenture.

  4.13(9)          --  Indenture, dated as of November 17, 1998, governing the 8% Senior Notes due 2008 of AMFM
                       Operating Inc. (the "8% Notes Indenture").

  4.14(7)          --  First Supplemental Indenture, dated as of August 23, 1999, to the 8% Notes Indenture.

  4.15(7)          --  Second Supplemental Indenture, dated as of November 19, 1999, to the 8% Notes Indenture.

  4.16(7)          --  Third Supplemental Indenture, dated as of January 18, 2000, to the 8% Notes Indenture.

  4.17(10)         --  Intercompany Promissory Note between AMFM Operating Inc. and Clear Channel Communications,
                       Inc. dated August 30, 2000.

  10.1(11)         --  Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for
                       335,099 shares.

  10.2(11)         --  Stock Option Grant Agreement, dated July 13, 1999, by and between AMFM Inc. and HMCo for
                       634,517 shares.

  31.1             --  Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
                       under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.

  31.2             --  Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.

  32.1             --  Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2             --  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------

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